Form 10-Q
period 1996-03-31
KNIGHT TRANSPORTATION INC
filed 1996-05-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

           Arizona                                                86-0649974
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             5601 West Buckeye Road
                                Phoenix, Arizona
                                      85043
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's telephone number, including area code:           602-269-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       X                No
                                  -------------             ------------

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 10, 1996 was 9,102,000 shares.

                          KNIGHT TRANSPORTATION, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of                          1
                      March 31, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Income (unaudited)              3
                     for the Three Month Periods Ended
                      March 31, 1996 and March 31, 1995

                  Consolidated Statements of Cash Flows (unaudited)          4
                       for the Three Month Periods Ended
                       March 31, 1996 and March 31, 1995

                  Notes to Consolidated Financial Statements                 6

Item 2.          Management's Discussion and Analysis of Financial           7
                  Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

Index to Exhibits                                                           14

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                   as of March 31, 1996 and December 31, 1995


                                                   March 31,        December 31,
                                                     1996              1995
                                               (unaudited)
                        ASSETS                -------------       ------------

CURRENT ASSETS:

   Cash and cash equivalents                    $   137,790        $   623,656
   Accounts receivable, net                       8,989,931          7,375,038
   Inventories and supplies                         570,891            422,589
   Prepaid expenses                               1,843,382            937,304
   Deferred tax asset                             1,574,000          1,420,000
                                                -----------        -----------

         Total current assets                    13,115,994         10,778,587
                                                -----------        -----------

PROPERTY AND EQUIPMENT:
   Land and improvements                          2,104,394          2,104,394
   Buildings and improvements                       246,384            246,384
   Furniture and fixtures                         1,260,801          1,158,140
   Shop and service equipment                       474,210            367,900
   Revenue equipment                             46,414,015         38,557,223
   Leasehold improvements                           527,654            469,854
                                                -----------        -----------

                                                 51,027,458         42,903,895
   Less:     Accumulated depreciation           (11,898,687)       (10,926,067)
                                                -----------        -----------

PROPERTY AND EQUIPMENT, net                      39,128,771         31,977,828
OTHER ASSETS                                        545,740            343,079
                                                -----------        -----------

                                                $52,790,505        $43,099,494
                                                ===========        ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY as of March 31, 1996 and December 31, 1995

                                                   March 31,     December 31,
                                                     1996            1995
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY              ----------     -----------

CURRENT LIABILITIES:

   Accounts payable                              $  6,214,602  $  3,202,258
   Accrued liabilities                              2,679,574     1,773,293
   Claims accrual                                   3,452,989     3,093,513
   Current portion of long-term debt                  888,064     1,002,150
   Notes payable                                    5,687,824     2,000,000
                                                 ------------  ------------

         Total current liabilities                 18,923,053    11,071,214

LONG TERM DEBT, less current portion                  753,760       980,787
DEFERRED INCOME TAXES                               6,793,600     6,315,200
                                                 ------------  ------------

         Total liabilities                         26,470,413    18,367,201
                                                 ------------  ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, $0.01 par value;
         authorized 50,000,000 shares,
         none issued and outstanding                        -             -
   Common stock, $0.01 par value;
         authorized 100,000,000 shares,
         issued and outstanding
         9,102,000 shares                              91,020        91,020
   Additional paid-in capital                       9,761,747     9,761,747
   Retained earnings                               16,467,325    14,879,526
                                                 ------------  ------------

         Total shareholders' equity                26,320,092    24,732,293
                                                 ------------  ------------

                                                  $52,790,505   $43,099,494
                                                 ============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                              ------------------------------

                                                  1996               1995
                                                  ----               ----

OPERATING REVENUE                             $16,580,836        $11,907,641
                                               ----------         ----------
OPERATING EXPENSES:
   Salaries, wages and benefits                 4,729,893          3,725,292
   Fuel                                         1,720,197          1,347,568
   Operations and maintenance                     832,574            872,944
   Insurance and claims                           617,961            564,921
   Operating taxes and licenses                   591,968            479,731
   Communications                                 123,503             57,679
   Depreciation and amortization                1,663,110          1,206,493
   Purchased transportation                     3,062,882          1,041,200
   Miscellaneous operating expenses               403,500            249,720
                                              -----------         ----------

                                               13,745,588          9,545,548
                                              -----------         ----------

         Income from operations                 2,835,248          2,362,093

OTHER INCOME (EXPENSE):
   Interest income                                  1,935             16,879
   Interest expense                               (99,384)           (60,720)
                                              -----------         ----------

                                                  (97,449)           (43,841)
                                              -----------         ----------
         Income before income taxes             2,737,799          2,318,252

INCOME TAXES                                   (1,150,000)        (1,032,000)
                                              -----------         ----------
         Net income                            $1,587,799         $1,286,252
                                              ===========         ==========

Net income per common share
   and common share equivalent                       $.17               $.14
                                              ===========         ==========

Weighted average number of common
   shares and common share
   equivalents outstanding                      9,151,222          9,354,083
                                              ===========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                          $1,587,799    $1,286,252
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
         Depreciation and amortization                  1,662,601     1,206,493
         Allowance for doubtful accounts                   25,525        24,000
         Deferred  income taxes                           324,400       430,800
     Changes in assets and  liabilities:
         Increase in accounts  receivable              (1,640,418)     (401,443)
         Increase in inventories
         and supplies                                    (148,302)      (33,556)
         (Increase) decrease in prepaid expenses          195,122      (464,419)
         (Increase) decrease in other assets              (48,046)       19,341
         Increase (decrease) in accounts
         payable                                          225,815    (1,585,314)
         Increase in accrued liabilities
         and claims accruals                            1,265,757       702,799
                                                       ----------    ----------

                  Net cash provided by operating
                  activities                            3,450,253     1,184,953
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment, net             (4,253,904)   (1,102,055)
                                                       ----------    ----------


         Net cash used in investing
         activities                                    (4,253,904)   (1,102,055)
                                                       ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY

                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in notes payable & borrowings under
   revolving line of credit                              2,459,509            -
   Repayment of debt                                      (213,998)    (332,640)
   Decrease in accounts payable-equipment               (1,927,726)           -
                                                         ---------   ----------

         Net cash provided by (used in) financing
         activities                                        317,785     (332,640)
                                                          --------   ----------

NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                           (485,866)    (249,742)
CASH AND CASH EQUIVALENTS, beginning of period             623,656    2,146,797
                                                          --------   ----------

CASH AND CASH EQUIVALENTS, end of period                  $137,790   $1,897,055
                                                          ========   ==========

SUPPLEMENTAL DISCLOSURES:

   Noncash investing and financing transactions:
     Insurance premium financed                        $ 1,101,200   $        -
     Equipment acquired by accounts payable              4,714,255    1,885,190
     Equipment trades receivable                           229,900            -

   Cash Flow Information:
     Income taxes                                            4,400            -
     Interest                                               90,774       61,401


The accompanying notes are an integral part of these consolidated financial statements.

                   KNIGHT TRANSPORTATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.           Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiary, Quad-K Leasing, Inc. (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.  Income Tax Matters

Income taxes have been provided at the statutory federal and state rates adjusted for certain permanent differences in income for tax purposes, primarily resulting from the nondeductible portion of reimbursements to drivers for meals and other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

Knight Transportation, Inc.'s (the "Company") operating revenue for the three months ended March 31, 1996 increased by 39.2% to $16.6 million from $11.9 million over the same period in 1995. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's owner-operator fleet. The Company's fleet increased by 44.4% to 491 tractors (including 131 owner-operator tractors) as of March 31, 1996, from 340 tractors (including 55 owner-operator tractors) as of March 31, 1995. Despite increases in revenue, the Company's revenue per mile declined to $1.24 per mile for the three months ended March 31, 1996 from $1.29 per mile for the same period in 1995 and equipment utilization declined to an average of 29,815 miles per tractor for the three months ended March 31, 1996 from an average of 30,534 miles per tractor for the same period in 1995 due to competition driven primarily by additional capacity in the marketplace. These decreases were offset by revenue increases resulting from the growth of the Company's owner-operator program combined with additional revenues generated by the Company's expansion of its operations with the opening of its new terminal in Katy, Texas on February 1, 1996.

Salaries, wages and benefits decreased as a percentage of operating revenue to 28.5% for the three months ended March 31, 1996 from 31.3% for the same period in 1995 as a result of the increase in the ratio of owner-operators to company drivers.

Fuel expense decreased as a percentage of operating revenue to 10.4% for the three months ended March 31, 1996 from 11.3% for the same period in 1995. Although fuel costs increased slightly, the overall decrease resulted from the growth of the Company's owner-operator program. Owner-operators are required to pay their own fuel costs.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.0% for the three months ended March 31, 1996 from 7.3% for the corresponding period in 1995. This change resulted from a substantial decline in trailer lease costs incurred due to an increase in Company owned trailers during the period and the continued growth in the Company's owner-operator program.

Insurance and claims expense decreased as a percentage of operating revenue to 3.7% for the three months ended March 31, 1996 from 4.7% for the same period in 1995. This decrease was due to a reduction in insurance premium costs and an overall lower level of new claims reserves during the period. Although insurance and claims expense decreased as a percentage of operating revenue, the Company's claims accrual increased primarily due to the Company's self-insurance of its Workers' Compensation in 1996 and the addition of revenue equipment.

Operating taxes and licenses decreased as a percentage of revenue to 3.6% for the three months ended March 31, 1996 from 4.0% for the same period in 1995. This decrease resulted primarily from growth in the owner-operator program. Owner-operators are required to pay their own mileage taxes.

For the three month period ended March 31, 1996, depreciation and amortization expense decreased as a percentage of operating revenue to 10.0% from 10.1% for the corresponding period in 1995. This decrease resulted from the continued
growth of the Company's owner-operator program. Although depreciation and amortization expense decreased as a percentage of operating revenue, depreciation expense increased due to the Company's expansion of its trailer fleet during the period.

Purchased transportation increased as a percentage of operating revenue to 18.5% for the three months ended March 31, 1996 from 8.7% for the same period in 1995. This increase was due to the growth of the Company's owner-operator program from 55 owner-operators as of March 31, 1995 to 131 as of March 31, 1996.

Communications and miscellaneous operating expenses remained constant as a percentage of revenues for the three months ended March 31, 1996 compared to the same period in 1995.

The Company's operating ratio (operating expenses as a percentage of operating revenue) for the three months ended March 31, 1996 increased to 82.9% from 80.2% for the same period in 1995. Management believes the increase in the operating ratio was due mainly to the competitive marketplace resulting in a lower revenue per mile and lower tractor utilization.

For the three month period ended March 31, 1996, interest expense as a percentage of revenue remained consistent with the same period in 1995.

Liquidity and Capital Resources

         The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and term borrowings to finance equipment purchases. Net cash provided by operating activities totaled approximately $3.5 million for the first three months of 1996 and $1.2 million for the corresponding period in 1995.

         Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled $9.0 million for the first three months of 1996 and $3.0 million for the same period in 1995.

         Net cash provided by financing activities and direct financing was $1.4 million for the first three months of 1996 compared to net cash used in financing activities of $0.3 million for the same period in 1995. Net cash provided by financing activities during the first three months of 1996 was primarily the result of increased borrowings under the Company's revolving line of credit to fund expansion of the Company's tractor and trailer fleet in addition to the Company's financing of its 1996 insurance premiums.

         The Company has a $15 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At March 31, 1996, the Company had borrowings under the revolving line of credit totaling $5.0 million.

         Management of the Company believes it has adequate liquidity to meet its current needs. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

Seasonality

         To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company operates primarily in Arizona, California and the southwestern United States, winter weather generally does not adversely affect the Company's business. Expansion of the Company's operations in the Midwest and on the East Coast could expose the Company to greater operating variances due to seasonal weather.

Inflation

         Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the three months ended March 31, 1996 were not significant. Fuel prices, especially in the Western United States, have increased during the first quarter of 1996 and such increases may continue for a time. Increases in the cost of fuel may affect the Company's results of operations if the Company is unable to pass such increased costs to its customers.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is party to ordinary routine litigation incidental to its business primarily involving claims for personal injury or property damage incurred in the transportation of freight. The company maintains insurance to cover liabilities in amounts in excess of self-insured retentions.

         In 1994, the Company received notice from the Equal Employment Opportunity Commission ("EEOC") of charges of race discrimination filed by two drivers seeking employment as dispatchers. The EEOC found reasonable cause to believe the Company had discriminated against the individuals and a class of similarly situated individuals based on race. The EEOC also determined that the Company had engaged in retaliatory conduct against a charging party. The Company has been notified by the EEOC that conciliation has failed with respect to the two charges, including the class charge, and the EEOC has filed suit against the Company alleging unlawful employment practices on the basis of race and unlawful retaliation. The EEOC is seeking damages on behalf of the individuals involved and a class of persons the Company is alleged to have failed to hire as dispatchers. The EEOC is also seeking injunctive relief against alleged unlawful employment practices, the institution of policies providing for equal employment, pecuniary relief for the affected class, including back pay, pre-judgment interest and compensation for past and future services, and punitive damages. It is the Company's policy to comply with all applicable laws relating to equal employment opportunity. The Company believes that the EEOC claims are without merit and that it has defenses to all claims. The Company intends to vigorously defend the claims.

         Two of the Company's officers, Kevin P. Knight and Gary J. Knight, are engaged in arbitration proceedings with their former employer, Swift Transportation, Inc. ("Swift") with respect to claims by Swift for damages and injunctive relief in connection with disputes related to their departure in March 1990 from employment with Swift. The matter has been submitted to the Superior Court of the State of Arizona for definition of issues and referral for further arbitration proceedings. The Company is not a party to any of these proceedings and does not believe these proceedings will affect its business or financial condition.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  No.                       Description

                  Exhibit 4                 Instruments  defining  the rights of
                                            security     holders,      including
                                            indentures:

                                            a.      Articles 4, 10 and 11 of the
                                                    Restated   Articles  of  In-
                                                    corporation  of the Company.
                                                    (Incorporated  by  reference
                                                    to   Exhibit   3.1   to  the
                                                    Company's   Report  on  Form
                                                    10-K  for  the  fiscal  year
                                                    ended December 31, 1994.)

                                            b.      Sections  2  and  5  of  the
                                                    Amended  and   Restated  By-
                                                    laws    of   the    Company.
                                                    (Incorporated  by  reference
                                                    to   Exhibit   3.2   to  the
                                                    Company's   Report  on  Form
                                                    10-K  for  the  fiscal  year
                                                    ended December 31, 1995.)

                  Exhibit 11                Schedule  of   Computation   of  Net
                                            Income Per Share

                  Exhibit 27                Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 1996.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KNIGHT TRANSPORTATION, INC.


Date:    May 10, 1996                     By       /s/ Kevin P. Knight
                                                   ---------------------------
                                                   Kevin P. Knight
                                                   Chief Executive Officer


Date:    May 10, 1996                     By       /s/  Clark Jenkins
                                                   ---------------------------
                                                   Clark Jenkins
                                                   Chief Financial Officer and
                                                   Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   EXHIBITS TO
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                           Commission File No. 0-24946


                           KNIGHT TRANSPORTATION, INC.

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q
                                                                Sequentially (1)
Exhibit No.         Description                                   Number Pages
- - -----------         -----------                                   ------------

Exhibit 4           Instruments   defining   the  rights  of
                    security holders, including indentures:

             a.     Articles  4,  10 and 11 of the  Restated
                    Articles  of  In-   corporation  of  the
                    Company.  (Incorporated  by reference to
                    Exhibit 3.1 to the  Company's  Report on
                    Form  10-K  for the  fiscal  year  ended
                    December 31, 1994.)

             b. Sections 2 and 5 of the Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit
                    3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit             11 Schedule of Computation of Net Income
                    Per Share

Exhibit 27 (2)      Financial Data Schedule

   (1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.

   (2) Not included with paper copy of filing.