Form 10-Q
period 1996-06-30
KNIGHT TRANSPORTATION INC
filed 1996-08-13
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
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

                      Yes     X                         No
                         ---------------                  ------------

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 12, 1996 was 9,902,000 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                   Page Number

Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of                                                              1
                           June 30, 1996 (unaudited) and December 31, 1995

                        Consolidated Statements of Income (unaudited)                                                  3
                           for the Three Month and Six Month Periods Ended June 30, 1996 and June 30, 1995

                        Consolidated Statements of Cash Flows (unaudited)                                              4
                           for the Six Month Periods Ended June 30, 1996 and June 30, 1995

                        Notes to Consolidated Financial Statements                                                     6

Item 2.                 Management's Discussion and Analysis of Financial                                              7
                        Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                             11

Item 2.                 Changes in Securities                                                                         11

Item 3                  Defaults Upon Senior Securities                                                               11

Item 4.                 Submission of Matters to a Vote of Security Holders                                           11

Item 5.                 Other Information                                                                             11

Item 6                  Exhibits and Reports on Form 8-K                                                              12

Signatures                                                                                                            13

Index to Exhibits                                                                                                     15

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    as of June 30, 1996 and December 31, 1995

                                                        June 30, 1996
                                                        ( unaudited )                 December 31, 1995
                                                  ---------------------------     -------------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                        76,138                       623,656
   Accounts receivable, net                                      9,858,196                     7,375,038
   Inventories and supplies                                        506,954                       422,589
   Prepaid expenses                                              1,410,245                       937,304
   Deferred tax asset                                            1,663,498                     1,420,000
                                                  ---------------------------     -------------------------

         Total current assets                                   13,515,031                    10,778,587
                                                  ---------------------------     -------------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                         4,065,612                     2,104,394
   Buildings and improvements                                      900,486                       246,384
   Furniture and fixtures                                        1,377,590                     1,158,140
   Shop and service equipment                                      552,228                       367,900
   Revenue equipment                                            48,741,391                    38,557,223
   Leasehold improvements                                          571,936                       469,854
                                                  ---------------------------     -------------------------

                                                                56,209,243                    42,903,895
   Less:     Accumulated depreciation                          (12,600,717)                  (10,926,067)
                                                  ---------------------------     -------------------------

PROPERTY AND EQUIPMENT, net                                     43,608,526                    31,977,828
OTHER ASSETS                                                       575,174                       343,079
                                                  ---------------------------     -------------------------

                                                               $57,698,731                   $43,099,494
                                                  ===========================     =========================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                    as of June 30, 1996 and December 31, 1995

                                                                          June 30, 1996
                                                                         (  unaudited  )             December 31, 1995
                                                                    -------------------------    --------------------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                 $ 3,083,281                   $ 3,202,258
Accrued liabilities                                                                2,203,643                     1,773,293
Claims accrual                                                                     3,641,980                     3,093,513
Current portion of long-term debt                                                    901,216                     1,002,150
Notes payable                                                                        383,706                            --
Line of credit                                                                    11,700,000                     2,000,000
                                                                    -------------------------    --------------------------

         Total current liabilities                                                21,913,826                    11,071,214

LONG TERM DEBT, less current portion                                                 523,455                       980,787
DEFERRED INCOME TAXES                                                              7,140,458                     6,315,200
                                                                    -------------------------    --------------------------

         Total liabilities                                                        29,577,739                    18,367,201
                                                                    -------------------------    --------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value;
         authorized 50,000,000 shares,
         none issued and outstanding
         Common stock, $0.01 par value;
         authorized 100,000,000 shares issued and outstanding
         9,102,000 shares                                                             91,020                        91,020
Additional paid-in capital                                                         9,761,747                     9,761,747
Retained earnings                                                                 18,268,225                    14,879,526
                                                                    -------------------------    --------------------------

         Total shareholders' equity                                               28,120,992                    24,732,293
                                                                    -------------------------    --------------------------

                                                                                 $57,698,731                   $43,099,494
                                                                    =========================    ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                         Three Months Ended                      Six Months Ended
                                                              June 30                                 June 30
                                                    -----------------------------         -------------------------------
                                                        1996             1995                   1996              1995
                                                        ----             ----                   ----              ----

OPERATING REVENUE                                    $18,969,783     $13,527,267            $35,550,619       $25,434,908

OPERATING EXPENSES:
         Salaries, wages and benefits                  5,359,717       4,029,030             10,089,610         7,754,322
         Fuel                                          2,030,943       1,480,118              3,751,140         2,827,686
         Operations and maintenance                      915,778         897,622              1,748,352         1,770,566
         Insurance and claims                            792,120         540,226              1,410,081         1,105,147
         Operating taxes and licenses                    666,939         575,392              1,258,907         1,055,123
         Communications                                  111,277          66,138                234,780           123,817
         Depreciation and amortization                 1,904,014       1,324,005              3,567,124         2,530,498
         Purchased transportation                      3,474,231       1,822,185              6,537,113         2,863,385
         Miscellaneous operating expenses                459,606         337,820                863,106           587,540
                                                      ----------      ----------             ----------        ----------
                                                      15,714,625      11,072,536             29,460,213        20,618,084
                                                      ----------      ----------             ----------        ----------

                  Income from operations               3,255,158       2,454,731              6,090,406         4,816,824

OTHER INCOME (EXPENSE):
         Interest income                                   1,740          15,112                  3,675            31,991
         Interest expense                               (171,997)        (60,181)              (271,381)         (120,901)
                                                      ----------      ----------             ----------        ----------

                                                        (170,257)        (45,069)              (267,706)          (88,910)
                                                      ----------      ----------             ----------        ----------

                  Income before taxes                  3,084,901       2,409,662              5,822,700         4,727,914

INCOME TAXES                                          (1,284,000)     (1,068,000)            (2,434,000)       (2,100,000)
                                                      ----------      ----------             ----------        ----------

                  Net Income                          $1,800,901      $1,341,662             $3,388,700        $2,627,914
                                                      ==========      ==========             ==========        ==========

Net income per common share and common share
equivalent:                Primary                         $0.20           $0.15                  $0.37             $0.29
                           Fully diluted                   $0.19           $0.15                  $0.37             $0.29
                                                      ==========      ==========             ==========        ==========

Weighted average number of common
shares and common share equivalents
outstanding:               Primary                     9,217,560       9,116,879              9,190,934         9,130,076
                           Fully diluted               9,242,283       9,126,963              9,241,378         9,129,984
                                                       =========       =========              =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              --------------------------------------

                                                                                     1996                 1995
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                          3,388,700           $2,627,914
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                              3,567,124            2,530,498
         Allowance for doubtful accounts                                               73,139               14,496
         Deferred income taxes                                                        581,760              454,800
Changes in assets and liabilities:
         Increase in receivables                                                   (2,556,297)          (1,338,100)
         Increase in inventories and supplies                                         (84,365)             (17,869)
         (Increase) decrease in prepaid expenses                                      628,259             (135,543)
         Increase in other assets                                                    (361,248)             (28,087)
         Increase in accounts payable                                                 883,033              757,361
         Increase in accrued liabilities and
         claims accrual                                                               978,817            1,078,182
                                                                                  -----------        -------------

                  Net cash provided by operating
                  activities                                                        7,098,922            5,943,652
                                                                                  -----------        -------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net                                  (14,142,954)          (6,261,786)
                                                                                  ------------       --------------


                  Net cash used in investing activities                           (14,142,954)          (6,261,786)
                                                                                  ------------       --------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                   ---------------------------------------------------

                                                                           1996                          1995
                                                                           ----                          ----
CASH FLOW FROM FINANCING ACTIVITIES:

         Increase in line of credit and note payable                          8,855,391                       698,256
         Repayment of debt                                                     (431,151)                     (892,643)
         Decrease in accounts payable - equipment                            (1,927,726)                   (1,528,322)
                                                                   ----------------------        ---------------------

                  Net cash provided by (used in)
                  financing activities                                        6,496,514                    (1,722,709)
                                                                   ----------------------        ---------------------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                      (547,518)                   (2,040,843)
CASH AND CASH EQUIVALENTS,
         beginning of period                                                    623,656                     2,146,797
                                                                   ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                           $             76,138           $           105,954
                                                                   ======================        =====================

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Equipment acquired by
                  accounts payable                                              925,716                       214,875
                  Insurance premium financed .                                1,101,200                            --

         Cash Flow Information:
                  Income taxes                                                1,335,400                     1,205,893
                  Interest                                                      275,781                       118,387


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., and Knight Dedicated Services Limited Partnership, which is comprised of KTTE Holdings, Inc. as general partner and QKTE Holdings, Inc. as sole limited partner (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

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

Note 2.  Income Tax Matters

Income taxes have been provided at the statutory federal and state rates adjusted for certain permanent differences between financial statement and income tax reporting.

Note 3.  Legal Matters

The Company's tractor and trailer fleets are registered in Oklahoma and Utah and operate primarily in the western United States, including California. The Company is presently being audited by the State of California's Department of Motor Vehicles, with respect to the 1994, 1995, and 1996 "mileage years". Although no assessment has yet been made, California is asserting that all the Company's trailers are subject to mileage based apportioned registration, and that the Company owes trailer registration fees in excess of those amounts previously paid. The Company intends to vigorously contest the position taken by California. To the extent the Company is unsuccessful in its efforts, it may be required to pay additional registration fees for the mileage years involved and penalties as well as increased registration fees (relative to payments paid with respect to prior periods) for future periods. The Company believes that the outcome of the California audit will not have a materially adverse effect on the Company's financial position or results of operations.

Note 4.  Subsequent Event

The Company registered an additional 800,000 shares of Common Stock effective as of July 18, 1996. The Company received net proceeds of $13,952,000 in connection with the offering. It is expected that approximately $10.2 million of the net proceeds from the shares offered on behalf of the Company will be used to repay its current line of credit indebtedness incurred primarily to acquire revenue equipment, with the balance used to acquire additional revenue equipment and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

Knight Transportation, Inc.'s (the "Company") operating revenue for the six months ended June 30, 1996 increased by 40% to $35.6 million from $25.0 million over the same period in 1995. For the three months ended June 30, 1996, operating revenue increased by 40% to $19.0 million from $13.5 million over the same period in 1995. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 35.8% to 508 tractors (including 146 owned by independent contractors) as of June 30, 1996, from 374 tractors (including 78 owned by independent contractors) as of June 30, 1995. Despite increases in revenue, the Company's revenue per mile declined to $1.25 per mile for the six months ended June 30, 1996 from $1.26 per mile for the same period in 1995. This decrease was offset by revenue increases resulting from the growth of the Company's independent contractor program combined with additional revenues generated by the Company's expansion of its operations with the commencement of dedicated service and regional operations near Houston in early 1996.

Salaries, wages and benefits decreased as a percentage of operating revenue to 28.4% for the six months ended June 30, 1996 from 30.5% for the same period in 1995. For the three months ended June 30, 1996, salaries, wages and benefits decreased to 28.3% from 29.8% for the same period in 1995. These decreases were primarily the result of the increase in the ratio of independent contractors to company drivers.

Fuel expense decreased as a percentage of operating revenue to 10.6% for the six months ended June 30, 1996 from 11.1% for the same period in 1995. For the three months ended June 30, 1996, fuel expenses as a percentage of revenue decreased to 10.7% from 10.9% for the same period in 1995. Although fuel costs increased slightly, the overall decrease resulted from the growth of the Company's independent contractor program. Independent contractors are required to pay their own fuel costs.

Operations and maintenance expense decreased as a percentage of operating revenue to 4.9% for the six months ended June 30, 1996 from 7.0% for the corresponding period in 1995. For the three months ended June 30, 1996, operations and maintenance expense as a percentage of revenue decreased to 4.8% from 6.6% for the same period in 1995. These decreases resulted from a substantial decline in trailer lease costs incurred due to an increase in Company owned trailers during the period and the continued growth in the Company's independent contractor program.

Insurance and claims expense decreased as a percentage of operating revenue to 4.0% for the six months ended June 30, 1996 from 4.3% for the same period in 1995. For the three months ended June 30, 1996 insurance and claims expense increased to 4.2% from 4.0% for the same period in 1995. The overall decrease for the six months ended June 30, 1996, was due to a reduction in insurance premium costs and an overall lower level of new claims reserves during the period. Although insurance and claims expense decreased as a percentage of operating revenue for the six months ended June 30, 1996, the increase during the three month period ended June 30, 1996 was the result of a reevaluation of reserves for incurred but not reported incidents in the Company's new operations.

Operating taxes and licenses decreased as a percentage of revenue to 3.5% for the six months ended June 30, 1996 from 4.1% for the same period in 1995. For the three months ended June 30, 1996, operating taxes and licenses decreased to 3.6% from 4.3% for the same period in 1995. These decreases resulted primarily from growth in the Company's independent contractor program. Independent contractors are required to pay their own mileage taxes.

For the six month period ended June 30, 1996, depreciation and amortization expense increased as a percentage of operating revenue to 10.0% from 9.9% for the corresponding period in 1995. For the three month period ended June 30, 1996, depreciation and amortization expense increased as a percentage of operating revenue to 10.0% from 9.8% for the same period in 1995. Although depreciation expense decreased as a result of the continued growth in the Company's independent contractor program, overall depreciation expense increased due to the Company's expansion of its trailer fleet during the period.

Purchased transportation increased as a percentage of operating revenue to 18.4% for the six months ended June 30, 1996 from 11.3% for the same period in 1995. For the three months ended June 30, 1996, purchased transportation increased to 18.3% from 13.5% for the same period in 1995. These increases were due to the growth in the Company's independent contractor program from 78 tractors as of June 30, 1995 to 146 as of June 30, 1996.

Communications and miscellaneous operating expenses as a percentage of revenues for both the six month and three month periods ended June 30, 1996 were slightly higher than the same periods in 1995.

The Company's operating ratio (operating expenses as a percentage of operating revenue) for the six months ended June 30, 1996 increased to 82.9% from 81.1% for the same period in 1995. The Company's operating ratio for the three months ended June 30, 1996 increased to 82.8% from 81.9% for the same period in 1995. Management believes the increases in the operating ratio were mainly due to the competitive marketplace resulting in a lower revenue per mile and lower tractor utilization.

For both the six month and three month periods ended June 30, 1996, net interest expense as a percentage of revenue was slightly higher than the same periods in 1995, resulting from increased borrowings to finance the purchase of additional revenue equipment.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 9.5% for the three months ended June 30, 1996 as compared to 9.9% for the same period in 1995 and 9.5% for the six months ended June 30, 1996 as compared to 10.3% for the same period in 1995.

Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary sources of liquidity have been funds provided by operations, term borrowings to finance equipment purchases, and the Company's line of credit. Net cash provided by operating activities totaled approximately $7.1 million for the first six months of 1996 and $5.9 million for the corresponding period in 1995.

Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled $15.1 million for the first six months of 1996 and $6.5 million for the same period in 1995.

Net cash provided by financing activities and direct financing was $7.6 million for the first six months of 1996 compared to net cash used in financing activities of $2.0 million for the same period in 1995. Net cash provided by financing activities during the first six months of 1996 was primarily the result of increased borrowings under the Company's revolving line of credit to fund expansion of the Company's tractor and trailer fleet in addition to the Company's financing of its 1996 insurance premiums.

The Company has a $15 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At June 30, 1996, the Company had borrowings under the revolving line of credit totaling $11.7 million.

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

The Company registered an additional 800,000 shares of Common Stock effective as of July 18, 1996. The Company received net proceeds of $13,952,000 in connection with the offering. It is expected that approximately $10.2 million of the net proceeds from the shares offered on behalf of the Company will be used to repay its current line of credit indebtedness incurred primarily to acquire revenue equipment, with the balance used to acquire additional revenue equipment and for general corporate purposes.

Seasonality

To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather has not adversely affected the Company's business. Expansion of the Company's operations into Texas and Louisiana, as well as in the Midwest and on the East Coast, could expose the Company to greater operating variances due to seasonal weather.

Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the six months ended June 30, 1996 were not significant.

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

   The Company's tractor and trailer fleets are registered in Oklahoma and Utah and operate primarily in the western United States, including California. The Company is presently being audited by the State of California's Department of Motor Vehicles, with respect to the 1994, 1995, and 1996 "mileage years". Although no assessment has yet been made, California is asserting that all the Company's trailers are subject to mileage based apportioned registration, and that the Company owes trailer registration fees in excess of those amounts previously paid. The Company intends to vigorously contest the position taken by California. To the extent the Company is unsuccessful in its efforts, it may be required to pay additional registration fees for the mileage years involved and penalties as well as increased registration fees (relative to payments paid with respect to prior periods) for future periods. The Company believes that the outcome of the California audit will not have a materially adverse effect on the Company's financial position or results of operations.

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

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  No.                     Description
                  ---                     -----------

                  Exhibit 4 Instruments defining the rights of security holders, including indentures

                                    (a)   Articles 4, 10 and 11 of the  Restated
                                          Articles  of   Incorporation   of  the
                                          Company. (Incorporated by reference to
                                          Exhibit 3.1 to the Company's Report on
                                          Form 10-K for the  fiscal  year  ended
                                          December 31, 1994.)

                                    (b)   Sections  2 and 5 of the  Amended  and
                                          Restated   By-laws  of  the   Company.
                                          (Incorporated  by reference to Exhibit
                                          3.2 to the  Company's  Report  on Form
                                          10-K  for  the   fiscal   year   ended
                                          December 31, 1995.)

                  Exhibit 11              Schedule of  Computation of Net Income
                                          Per Share

                  Exhibit 27              Financial Data Schedule


         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended June 30, 1996.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     KNIGHT TRANSPORTATION, INC.



           Date:    August 12, 1996           By: /s/ Randy Knight
                                                 -------------------------------
                                                   Randy Knight
                                                   Chairman




           Date:    August 12, 1996           By: /s/  Clark Jenkins
                                                 -------------------------------
                                                   Clark Jenkins
                                                   Chief Financial Officer and
                                                   Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

                                                                                          Sequentially
Exhibit No.                         Description                                         Numbered Pages(1)
- -----------                         -----------                                         -----------------
Exhibit 4                  Instruments defining the rights of security holders,
                           including indentures

                  (a)      Articles 4, 10 and 11 of the Restated Articles of
                           Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended
                           December 31, 1994.)

                  (b)      Sections 2 and 5 of the Amended and Restated
                           By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended
                           December 31, 1995.)

Exhibit 11        Schedule of Computation of Net Income Per Share


Exhibit 27        Financial Data Schedule



(1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.

                                       15