Form 10-Q
period 1996-09-30
KNIGHT TRANSPORTATION INC
filed 1996-11-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 12, 1996 was 9,902,000 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            Page Number

Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of                                                       1
                           September 30, 1996 (unaudited) and December 31, 1995

                        Consolidated Statements of Income (unaudited)                                           3
                           for the Three Month and Nine Month Periods Ended September 30, 1996
                           and September 30, 1995

                        Consolidated Statements of Cash Flows (unaudited)                                       4
                           for the Nine Month Periods Ended September 30, 1996
                           and September 30, 1995

                        Notes to Consolidated Financial Statements                                              6

Item 2.                 Management's Discussion and Analysis of Financial                                       7
                        Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                      11

Item 2.                 Changes in Securities                                                                  12

Item 3                  Defaults Upon Senior Securities                                                        12

Item 4.                 Submission of Matters to a Vote of Security Holders                                    12

Item 5.                 Other Information                                                                      12

Item 6                  Exhibits and Reports on Form 8-K                                                       12

Signatures                                                                                                     13

Index to Exhibits                                                                                              15

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 as of September 30, 1996 and December 31, 1995

                                                      September 30, 1996
                                                         ( unaudited )                December 31, 1995
                                                  ---------------------------     -------------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                       543,224                       623,656
   Accounts receivable, net                                     10,106,166                     7,375,038
   Inventories and supplies                                        407,220                       422,589
   Prepaid expenses                                              1,137,020                       937,304
   Deferred tax asset                                            2,855,301                     1,420,000
                                                  ---------------------------     -------------------------

         Total current assets                                   15,048,931                    10,778,587
                                                  ---------------------------     -------------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                         4,246,036                     2,104,394
   Buildings and improvements                                      923,576                       246,384
   Furniture and fixtures                                        1,804,810                     1,158,140
   Shop and service equipment                                      698,832                       367,900
   Revenue equipment                                            51,755,248                    38,557,223
   Leasehold improvements                                          575,015                       469,854
                                                  ---------------------------     -------------------------

                                                                60,003,517                    42,903,895
   Less:     Accumulated depreciation                          (14,064,535)                  (10,926,067)
                                                  ---------------------------     -------------------------

PROPERTY AND EQUIPMENT, net                                     45,938,982                    31,977,828
OTHER ASSETS                                                       708,560                       343,079
                                                  ---------------------------     -------------------------

                                                               $61,696,473                   $43,099,494
                                                  ===========================     =========================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                 as of September 30, 1996 and December 31, 1995

                                                                       September 30, 1996
LIABILITIES AND SHAREHOLDERS EQUITY                                      (  unaudited  )             December 31, 1995
                                                                    -------------------------    -------------------------
CURRENT LIABILITIES:

Accounts payable                                                                 $ 1,848,425                  $ 3,202,258
Accrued liabilities                                                                2,133,348                    1,773,293
Claims accrual                                                                     3,927,580                    3,093,513
Current portion of long-term debt                                                    993,444                    1,002,150
Line of credit                                                                             -                    2,000,000
                                                                    -------------------------    -------------------------

         Total current liabilities                                                 8,902,797                   11,071,214

LONG TERM DEBT, less current portion                                                 307,645                      980,787
DEFERRED INCOME TAXES                                                              8,728,310                    6,315,200
                                                                    -------------------------    -------------------------

         Total liabilities                                                        17,938,752                   18,367,201
                                                                    -------------------------    -------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value;                                                          -                            -
         authorized 50,000,000 shares,
         none issued and outstanding
Common stock, $0.01 par value;                                                        99,020                       91,020
            authorized 100,000,000 shares; issued and
            outstanding 9,102,000 shares and 9,902,000
            shares at December 31, 1995 and September
            30, 1996 respectively
Additional paid-in capital                                                        23,444,556                    9,761,747
Retained earnings                                                                 20,214,145                   14,879,526
                                                                    -------------------------    -------------------------

         Total shareholders' equity                                               43,757,721                   24,732,293
                                                                    -------------------------    -------------------------

                                                                                 $61,696,473                  $43,099,494
                                                                    =========================    =========================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30                            September 30
                                                 -----------------------------------     ----------------------------------
                                                        1996             1995                   1996              1995
                                                        ----             ----                   ----              ----

OPERATING REVENUE                                    $20,331,352     $14,800,919            $55,881,971       $40,235,827

OPERATING EXPENSES:
         Salaries, wages and benefits                  5,800,110       4,314,875             15,889,720        12,069,197
         Fuel                                          2,124,898       1,609,851              5,876,038         4,437,537
         Operations and maintenance                    1,059,920         967,623              2,808,272         2,738,189
         Insurance and claims                            689,975         511,732              2,100,056         1,616,879
         Operating taxes and licenses                    719,019         540,545              1,977,926         1,595,668
         Communications                                  132,836          72,214                367,616           196,032
         Depreciation and amortization                 2,061,244       1,409,086              5,628,368         3,939,583
         Purchased transportation                      3,874,059       2,266,622             10,411,172         5,130,007
         Miscellaneous operating expenses                490,425         316,782              1,353,531           904,322
                                                     -----------    ------------          -------------      ------------
                                                      16,952,486      12,009,330             46,412,699        32,627,414
                                                     -----------    ------------          -------------      ------------

                  Income from operations               3,378,866       2,791,589              9,469,272         7,608,413

OTHER INCOME (EXPENSE):
         Interest income                                  30,314           1,175                 33,989            33,166
         Interest expense                               (113,260)        (61,368)              (384,641)         (182,269)
                                                     -----------    ------------          -------------      ------------

                                                         (82,946)        (60,193)              (350,652)         (149,103)
                                                     -----------    ------------          -------------      ------------

                  Income before taxes                  3,295,920       2,731,396              9,118,620         7,459,310

INCOME TAXES                                          (1,350,000)     (1,200,000)            (3,784,000)       (3,300,000)
                                                     -----------    ------------          -------------      ------------

                  Net Income                          $1,945,920      $1,531,396             $5,334,620        $4,159,310
                                                     ===========    ============          =============      ============

Net income per common share and common share
equivalent:            Primary                             $0.20           $0.17                  $0.57             $0.46
                       Fully diluted                       $0.20           $0.17                  $0.56             $0.45
                                                     ===========    ============          =============      ============

Weighted average number of common
shares and common share equivalents
outstanding:            Primary                        9,892,956       9,162,014              9,429,034         9,140,831
                        Fully diluted                  9,915,879       9,163,136              9,477,436         9,159,762
                                                     ===========    ============          =============         =========

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            -----------------------------------------

                                                                                     1996                  1995
                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                         $5,334,620           $4,159,310
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                              5,628,368            3,939,583
         Allowance for doubtful accounts                                             (197,745)              32,496
         Deferred income taxes                                                        977,809              729,800
Changes in assets and liabilities:
         Increase in receivables                                                   (2,533,383)          (2,387,552)
         (Increase) decrease in inventories and supplies                               15,369               (8,819)
         (Increase) decrease in prepaid expenses                                      901,484             (148,808)
         Increase in other assets                                                    (519,462)            (102,041)
         Increase (decrease) in accounts payable                                     (320,943)              22,621
         Increase in accrued liabilities and
         claims accrual                                                             1,194,121            1,658,762
                                                                                  -----------           ----------

                  Net cash provided by operating
                  activities                                                       10,480,238            7,895,352
                                                                                  -----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net                                  (18,540,705)          (8,269,662)
                                                                                  -----------           ----------


                  Net cash used in investing activities                           (18,540,705)          (8,269,662)
                                                                                  -----------           ----------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                   ---------------------------------------------------

                                                                           1996                          1995
                                                                           ----                          ----
CASH FLOW FROM FINANCING ACTIVITIES:

         Increase (decrease) in line of credit and note
         payable                                                             (2,000,000)                      966,661
         Repayment of debt                                                   (1,783,048)                   (1,100,417)
         Decrease in accounts payable - equipment                            (1,927,726)                   (1,528,322)
         Proceeds from exercise of stock options                                      -                        18,000
         Proceeds from issuance of common stock                              13,690,809                             -
                                                                   ----------------------        ---------------------


                  Net cash provided by (used in)
                  financing activities                                        7,980,035                    (1,644,078)
                                                                   ----------------------        ---------------------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                       (80,432)                   (2,018,388)
CASH AND CASH EQUIVALENTS,
         beginning of period                                                    623,656                     2,146,797
                                                                   ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                           $            543,224          $            128,409
                                                                   ======================        =====================

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Equipment acquired by                            $             894,836         $
                  accounts payable                                                                                  -
                  Insurance premium financed                                   1,101,200                            -

         Cash Paid For:
                  Income taxes                                     $           2,454,144         $          2,414,274
                  Interest                                                       392,173                      182,081

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc., and Knight Dedicated Services Limited Partnership which is comprised of KTTE Holdings, Inc. as general partner and QKTE Holdings, Inc. as sole limited partner (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2.  Stock Issuance

The Company registered an additional 800,000 shares of Common Stock in an offering which closed July 18, 1996. The Company received proceeds of $14.8 million in connection with the offering and incurred total expenses of approximately $1.1 million. The Company used $11.7 million of the net proceeds to repay its current line of credit indebtedness, with the balance to be used to acquire additional revenue equipment and for general corporate purposes.

Note 3.   Subsequent Events - Legal Matters

The Company's tractor and trailer fleets are registered in Oklahoma and Utah and operate primarily in the western United States, including California. The Company has paid apportioned licensing and registration fees based on its understanding of its obligations to the various jurisdictions in which the Company operates. In addition, the Company has established reserves on a quarterly basis to provide for contingencies, including liabilities for additional registration fees and other obligations due to changes in operating patterns or regulatory interpretations. The Company has been audited by the State of California Department of Motor Vehicles("DMV") for the 1994, 1995, and 1996 mileage years, with respect to tractor and trailer miles and costs and unladen weights the DMV has asserted to be subject to apportioned registration. The Company initially contested the results of the DMV audit, but reached an agreement in principle with the DMV on November 8, 1996, to settle the assessment for slightly less than $2.0 million. The Company has accrued reserves sufficient to cover this amount of the assessment and the outcome of the audit, in the opinion of management, will not have a materially adverse effect on the

Company's financial position or results of operations. The Company's payment of additional fees to California will be partially offset by refunds from other states which have received over payments of apportioned registration fees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Knight  Transportation,  Inc.'s (the "Company")  operating  revenue for the nine months ended September 30, 1996 increased by 38.9% to approximately $55.9 million from approximately $40.0 million over the same period in 1995. For the three months ended September 30, 1996 operating revenue increased by 37.4% to approximately $20.3 million from approximately $14.8 million over the same period in 1995. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 37.7% to 537 tractors (including 147 owned by independent contractors) as of September 30, 1996, from 390 tractors (including 95 owned by independent contractors) as of September 30, 1995. Despite increases in revenue, the Company's revenue per mile decreased to $1.24 per mile for the nine months ended September 30, 1996 from $1.26 per mile for the same period in 1995. This decrease was offset by revenue increases resulting from the growth of the Company's independent contractor program combined with additional revenues generated by the Company's expansion of its operations with the commencement of dedicated service and regional operations near Houston, Texas in early 1996.

Salaries, wages and benefits decreased as a percentage of operating revenue to 28.4% for the nine months ended September 30, 1996 from 30.0% for the same period in 1995. For the three months ended September 30, 1996, salaries, wages and benefits decreased as a percentage of operating revenue to 28.5% from 29.2% for the same period in 1995. These decreases were primarily the result of the increase in the ratio of independent contractors to company drivers.

Fuel expense decreased as a percentage of operating revenue to 10.5% for the nine months ended September 30, 1996 from 11.0% for the same period in 1995. For the three months ended September 30, 1996 fuel expenses as a percentage of revenue decreased to 10.5% from 10.9% for the same period in 1995. Although market fuel costs increased slightly, the Company's overall decrease resulted from the growth of the Company's independent contractor program. Independent contractors are required to pay their own fuel costs.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.0% for the nine months ended September 30, 1996 from 6.8% for the corresponding period in 1995. For the three months ended September 30, 1996, operation and maintenance expense as a percentage of revenue decreased to 5.2% from 6.5% for the same period in 1995. These decreases resulted from a decline in trailer lease costs incurred due to an increase in Company owned trailers during the period and the continued growth in the Company's independent contractor program.

Insurance and claims expense decreased as a percentage of operating revenue to 3.8% for the nine months ended September 30, 1996 from 4.0% for the same period in 1995. For the three months ended September 30, 1996 insurance and claims expense decreased as a percentage of operating revenue to 3.4% from 3.5% for the same period in 1995. These decreases were due to a reduction in insurance premium costs and a reduced amount of actual claims during the period.

Operating taxes and licenses decreased as a percentage of revenue to 3.5% for the nine months ended September 30, 1996 from 4.0% for the same period in 1995. For the three months ended September 30, 1996 operating taxes and licenses decreased as a percentage of operating income to 3.5% from 3.7% for the same period in 1995. These decreases resulted primarily from growth in the Company's independent contractor program. Independent contractors are required to pay their own mileage taxes.

For the nine month period ended September 30, 1996, depreciation and amortization expense increased as a percentage of operating revenue to 10.1% from 9.8% for the corresponding period in 1995. For the three month period ended September 30, 1996, depreciation and amortization expense increased as a percentage of operating revenue to 10.1% from 9.5% for the same period in 1995. Depreciation and amortization increased primarily due to the acquisition of revenue equipment.

Purchased transportation increased as a percentage of operating revenue to 18.6% for the nine months ended September 30, 1996 from 12.7% for the same period in 1995. For the three months ended September 30, 1996 purchased transportation increased to 19.1% from 15.3% for the same period in 1995. These increases were due to the growth in the Company's independent contractor program from 95 tractors as of September 30, 1995 to 147 as of September 30, 1996.

Communications and miscellaneous operating expenses as a percentage of revenues for both the nine month and three month periods ended September 30, 1996 were slightly higher than the same periods in 1995.

The Company's operating ratio (operating expenses as a percentage of operating revenue) for the nine months ended September 30, 1996 increased to 83.1% from 81.1% for the same period in 1995. The Company's operating ratio for the three months ended September 30, 1996 increased to 83.4% from 81.1% for the same period in 1995. Management believes the increases in the operating ratio were mainly due to the competitive market conditions that resulted in a lower revenue per mile.

For both the nine month and three month periods ended September 30, 1996, net interest expense as a percentage of revenue was slightly higher than the same periods in 1995, resulting from increased borrowings to finance the Company's purchase of additional revenue equipment.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 9.6% for the three months ended September 30, 1996 as compared to 10.3% for the same period in 1995 and 9.5% for the nine months ended September 30, 1996 as compared to 10.3% for the same period in 1995.

Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases, the Company's line of credit, and proceeds received from the Company's sale of Common Stock in an offering completed on July 18, 1996. Net cash provided by operating activities totaled approximately $10.5 million for the first nine months of 1996 and approximately $7.9 million for the corresponding period in 1995.

Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled approximately $19.4 million for the first nine months of 1996 and approximately $8.3 million for the same period in 1995.

Net cash provided by financing activities and direct financing was approximately $9.1 million for the first nine months of 1996 compared to net cash used in financing activities of approximately $1.6 million for the same period in 1995. Net cash provided by financing activities during the first nine months of 1996 was the result of proceeds received from the Company's sale of common stock.

The Company has a $15 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At September 30, 1996, the Company had no outstanding borrowings under the revolving line of credit.

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

The Company registered with the Securities and Exchange Commission and sold through a public offering an additional 800,000 shares of Common Stock, effective as of July 18, 1996. The Company received proceeds of $14.8 million in connection with the offering. The Company incurred approxinately $1.1 million in total expenses related to the offering. Of the net proceeds, the Company used $11.7 million to repay its current line of credit indebtedness, with the balance to be used to acquire additional revenue equipment and for general corporate purposes.

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

Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the nine months ended September 30, 1996 were not significant.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings


The Company is party to ordinary routine litigation incidental to its business primarily involving claims for personal injury or property damage incurred in the transportation of freight. The company maintains insurance to cover liabilities in excess of self-insured retentions.

In 1994, the Company received notice from the Equal Employment Opportunity Commission ("EEOC") of charges of race discrimination filed by two drivers seeking employment as dispatchers. The EEOC found reasonable cause to believe the Company had discriminated against the individuals and a class of similarly situated individuals based on race. The EEOC also determined reasonable cause existed to believe that the Company had engaged in retaliatory conduct against one of the individuals. The Company has been notified by the EEOC that conciliation has failed with respect to the two charges, including the class charge, and the EEOC has filed suit against the Company alleging unlawful employment practices relating to the selection of dispatchers on the basis of race and unlawful retaliation. The EEOC is seeking damages on behalf of the individuals involved and a class of persons the Company is alleged to have failed to hire as dispatchers. The EEOC is also seeking injunctive relief against alleged unlawful employment practices, the institution of policies providing for equal employment, pecuniary relief for the affected class, including back pay, pre-judgment interest and compensation for past and future services, and punitive damages. It is the Company's policy to comply with all applicable laws relating to equal employment opportunity. The Company believes that the EEOC claims are without merit and that it has defenses to all claims. The Company intends to vigorously defend the claims.

The Company's tractor and trailer fleets are registered in Oklahoma and Utah and operate primarily in the western United States, including California. The Company has paid apportioned licensing and registration fees based on its understanding of its obligations to the various jurisdictions in which the Company operates. In addition, the Company has established reserves on a quarterly basis to provide for contingencies, including liabilities for additional registration fees and other obligations due to changes in operating patterns or regulatory interpretations. The Company has been audited by the State of California Department of Motor Vehicles("DMV") for the 1994, 1995, and 1996 mileage years, with respect to tractor and trailer miles and costs and unladen weights the DMV has asserted to be subject to apportioned registration. The Company initially contested the results of the DMV audit, but reached an agreement in principle with the DMV on November 8, 1996, to settle the assessment for slightly less than $2.0 million. The Company has accrued reserves sufficient to cover this amount of the assessment and the outcome of the audit, in the opinion of management, will not have a materially adverse effect on the Company's financial position or results of operations. The Company's payment of additional fees to California will be partially offset by refunds from other states which have received over payments of apportioned registration fees.

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

                  Exhibit 11             Schedule  of  Computation of Net Income
                                         Per Share

                  Exhibit 27             Financial Data Schedule


         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended September 30, 1996.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KNIGHT TRANSPORTATION, INC.



     Date:    November 12, 1996       By:    /s/ Kevin P. Knight
                                            ------------------------------------
                                              Kevin P. Knight
                                              Chief Executive Officer




     Date:    November 12, 1996       By:    /s/ Clark Jenkins
                                            ------------------------------------
                                             Clark Jenkins
                                             Chief Financial Officer and
                                             Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

                                                                                                     Sequentially
Exhibit No.                         Description                                                  Numbered Pages(1)
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