Form 10-K
period 1996-12-31
KNIGHT TRANSPORTATION INC
filed 1997-03-31
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

            Arizona                                             86-0649974
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         5601 West Buckeye Road                                     85043
            Phoenix, Arizona                                     (Zip Code)
(Address of principal executive offices)

                                 (602) 269-2000
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

   Title of Each Class                      Name of Exchange on Which Registered
   -------------------                      ------------------------------------

Common Stock, $0.01 par value                              NASDAQ-NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1997, was $89,305,900 (based upon $22.63 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 10, 1997, was 9,904,500.

The Information Statement for the Annual Meeting of Shareholders to be held on May 14, 1997 is incorporated into this Form 10-K Part III by reference.

                                TABLE OF CONTENTS
                           KNIGHT TRANSPORTATION, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1996

                                                                                                              Pages
                                                                                                              -----
PART I
         Item 1.    Business......................................................................................1
         Item 2.    Properties................................................................................... 7
         Item 3.    Legal Proceedings............................................................................ 8
         Item 4.    Submission of Matters to a Vote of Security Holders.......................................... 8

PART II
         Item 5.    Market For Company's Common Equity and Related Shareholder Matters........................... 8
         Item 6.    Selected Financial Data...................................................................... 9
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...................................................................................10
         Item 8.    Financial Statements and Supplementary Data..................................................16
         Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure..........................16

PART III
         Item 10.   Directors And Executive Officers of The Company..............................................17
         Item 11.   Executive Compensation.......................................................................17
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................17
         Item 13.   Certain Relationships and Related Transactions...............................................17

PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................17

SIGNATURES.......................................................................................................20

INDEX TO EXHIBITS............................................................................................... 37

                                     PART I

Item 1.     Business

                  Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," "may," "could" and "likely" and variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in this Part and elsewhere in this Annual Report.

General.

                  Knight Transportation, Inc. ("Knight" or the "Company") is a short-to-medium haul, dry van truckload carrier headquartered in Phoenix, Arizona. The Company transports general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities.

                  The Company commenced operations in July 1990, when Kevin, Gary and Keith Knight joined Randy Knight to establish a new short-to-medium haul truckload carrier. The Company's stock has been publicly traded since October 1994. From 1991 to 1996, Knight's revenue has grown to $77.5 million from $13.4 million, and net income has increased to $7.5 million from $.9 million. This growth resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company has provided truckload carrier service to the Western United States out of its Phoenix, Arizona headquarters since 1990. During 1996, the Company established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence service in the Texas and Louisiana region. During the same period, the Company also established operations in Indianapolis, Indiana, from which it provides regional and dedicated services in the Midwest and on the East Coast.


Operations

                  Knight's operating strategy focuses on four key elements: growth, regional operations, customer service, and operating efficiencies.

                  o Growth. Knight's objective is to achieve significant growth through the controlled expansion of high quality service to existing customers and the development of new customers in its expanded market areas. The Company has developed an independent contractor program in order to increase its tractor fleet and provide additional service to customers, while minimizing capital investment by the Company. The Company believes that there are significant opportunities to continue to increase its business in the short-to-medium haul market by pursuing existing strategies and expanding its dedicated services.

                  o Regional Operations. The Company has established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence regional services in Texas and Louisiana. The Company has also initiated operations in Indianapolis, Indiana, from which it provides regional and dedicated service in the Midwest and on the East Coast. Knight anticipates that its three regional operating bases will provide a platform for future growth.

                  o Customer Service. Knight's operating strategy is to provide a high level of service to customers, establishing the Company as a preferred or "core carrier" for customers who have time sensitive, high volume or high weight requirements. The Company's services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services tailored to meet its customers' needs. The Company has adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. The Company uses light weight tractors and high cube trailers capable of handling both high volume and high weight shipments.

                  o Operating Efficiencies. The Company employs a number of strategies that it believes are instrumental to its efforts to achieve and maintain operating efficiencies. Knight seeks to maintain a simplified operation that focuses on operating dry vans in particular geographical and shipping markets. This approach allows the Company to concentrate its marketing efforts to achieve higher penetration of its targeted service areas. The Company seeks operating economies by purchasing a generally uniform and compatible fleet of tractors and trailers that facilitates Knight's ability to serve a broad range of customer needs and thereby maximizes equipment utilization and efficiencies in maintenance and positioning.

Marketing and Customers

                  The Company's sales and marketing function is led by its senior management, who are assisted by other sales professionals. The Company's marketing team emphasizes the Company's high level of service and ability to accommodate a variety of customer needs. The Company's marketing efforts are designed to take advantage of the trend among shippers toward private fleet conversions, outsourcing transportation requirements, and the use of core carriers to meet shippers' needs.

                  Knight has a  diversified  customer  base.  For the year ended
December 31, 1996, the Company's twenty-five (25) largest customers represented 56.7% of operating revenue, its ten largest customers represented 36.9% of operating revenue, and its five largest customers represented 24.0% of the Company's operating revenue. The Company believes that a substantial majority of the Company's twenty-five (25) largest customers regard Knight as a preferred or "core carrier." Most of the Company's truckload carriage contracts are cancelable on 30-days notice. The loss of one or more large customers could have a materially adverse effect on the Company's operating results.

                  Knight seeks to provide consistent, timely, flexible and cost efficient service to shippers. The Company's objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. Although price is a primary concern to all shippers, the Company seeks to obtain a competitive advantage by providing high quality service to customers.

To be responsive to customers' and drivers' needs, the Company often assigns particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

                  Knight's standard dedicated fleet services involve management of a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, the Company provides drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the in-house transportation department. The Company's primary arrangements for dedicated services in the Houston area obligate the Company to provide a portion of its customer's transportation needs from one of the customer's distribution centers. The Company provides these services through Company furnished revenue equipment and drivers.

                  Each of the Company's two regional operations centers is linked to the Company's Phoenix headquarters by the IBM AS/400 computer system. The capabilities of this system enhance the Company's operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit the Company to respond promptly and accurately to customer requests. The system also assists the Company in matching available equipment and loads. The Company provides electronic data interchange ("EDI") services to shippers requiring such service.

Drivers, Other Employees, and Independent Contractors

                  The recruitment, training and retention of qualified drivers is essential to support the Company's continued growth and to meet the service requirements of the Company's customers. Drivers are selected in accordance with specific objective Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

                  The Company seeks to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated fleet operations, thereby enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records.

                  Knight's drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to the Company's customers. Drivers participate in Knight's 401(k) program and in Company-sponsored health, life and dental plans. Knight's drivers and other employees who meet eligibility criteria also participate in a stock option plan and an employee incentive program.

                  As of December 31, 1996, Knight employed 614 persons including 467 drivers and 23 maintenance personnel. None of the Company's employees is represented by a labor union.

                  During 1994, the Company initiated an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides the Company an alternative method of obtaining additional revenue equipment. The Company intends to continue to increase its use of independent contractors. As of December 31, 1996, the Company had 158 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. The Company provides trailers for each independent contractor. The Company also provides maintenance services for its independent contractors for a charge.

Revenue Equipment

                  The Company operates a fleet of 53-foot long, high cube trailers, including 45 refrigerated trailers in its fleet as of March 10, 1997. The efficiency and flexibility provided by its fleet configurations permit the Company to handle both high volume and high weight shipments. Knight's fleet configuration also allows the Company to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. Knight maintains a high trailer to tractor ratio, targeting a ratio of 2.7 to 1. Management believes this ratio promotes efficiency and allows it to serve a large variety of customers' needs without significantly changing or modifying equipment.

                  Levels of growth in the Company's tractor and trailer fleets are determined based on market conditions, and the Company's experience and expectations regarding equipment utilization. In acquiring revenue equipment, the Company considers a number of factors, including economy, price, technology, warranty terms, manufacturer support, driver comfort and resale value. As of December 31, 1996, the Company operated 417 company tractors with an average age of 1.3 years and 1529 trailers with an average age of 2.2 years. The Company also had under contract, as of December 31, 1996, 158 tractors, operated by independent contractors.

                  The Company seeks to minimize the operating costs of its tractors and trailers by maintaining a relatively new fleet featuring cost saving technologies. The Company's current policy is to replace most of its tractors within 36 months after the date of purchase and replace its trailers over a five-to- seven year period. Actual replacement depends upon the condition of particular equipment, its resale value and other factors. The Company employs a continuous preventive maintenance program designed to minimize equipment down time, facilitate customer service, and enhance trade value when equipment is replaced. The Company believes that its equipment acquisition program allows it to meet the needs of a wide range of customers in the dry van truckload market while, at the same time, controlling costs relating to maintenance, driver training and operations.


Safety and Risk Management

                  The Company is committed to ensuring the safety of its operations. The Company regularly communicates with drivers to promote safety and instill safe work habits through Company media and safety review sessions. The Company conducts quarterly safety training meetings for its drivers and independent contractors. In addition, the Company has an innovative recognition program for driver safety performance, and emphasizes safety through its equipment specifications and maintenance programs. The Company's Safety Director is involved in the review of all accidents.

                  The Company requires prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires the Company's drivers to obtain national commercial drivers' licenses pursuant to regulations promulgated by the DOT. The DOT also requires that the Company implement a drug and alcohol testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, post-accident and post-injury drug testing.

                  The Company's Chief Financial Officer and Director of Safety are responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage, and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage up to a maximum limit of $100,000 per occurrence, for collision, comprehensive, and cargo liability up to a combined limit of $25,000 per occurrence, and for workers' compensation up to $250,000 per occurrence. The Company maintains insurance to cover liabilities in excess of these amounts. The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence and $2,000,000 in the aggregate, automobile liability coverage up to $1,000,000 per occurrence, cargo insurance up to $2,500,000 per occurrence, and additional umbrella liability coverage up to $14,000,000. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of the Company's self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the Company's balance sheet. Management believes that the Company's insurance coverages are adequate to protect the Company from significant losses.

Competition

                  The entire trucking industry is highly competitive and fragmented. The Company competes primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based on freight rates, service, and efficiency. The Company also competes with other motor carriers for the services of drivers and independent contractors. A number of the Company's competitors have greater financial resources, own more equipment, and carry a larger volume of freight than the Company. The Company believes that the principal competitive factors in its business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. Knight, in addressing its markets, believes that its principal competitive strength is its ability to provide timely, flexible and cost-efficient service to shippers. As a result, freight rates were soft or declined and competition was increased. Historically, increased competition has created downward pressure on rates and increased competition to provide higher levels of service.

Regulation

                  Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"), but a lack of implementing regulations currently prevents the Company from assessing the full impact of this action. Generally, the trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations.

                  Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

                  The Company's motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. The Company has initiated programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs an internal environmental review so that the Company can achieve environmental compliance and avoid environmental risk. The Company's Phoenix facility was designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company has rarely transported environmentally hazardous substances and, to date, has experienced no significant claims for hazardous substance shipments. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

                  The State of Arizona has enacted laws that provide for a water quality assurance revolving fund ("WQARF"). The purpose of these laws is to identify and remediate areas of groundwater contamination resulting from the release of hazardous substances. Once an area of contamination is identified, the Arizona Department of Environmental Quality ("ADEQ") designates the area as a WQARF Study Area in order to determine the extent of contamination and to identity potentially responsible parties. Responsible parties are liable for the cost of remediating contamination. In December 1987, ADEQ designated a 25 square mile area in West Phoenix, which includes the Company's Phoenix, Arizona location, as a WQARF Study Area. To date, ADEQ has not identified the Company as a potentially responsible party or the Company's facility as a facility warranting further investigation with respect to the WQARF Study Area. The Company has been located at its present Phoenix facility since 1990. Neither the Company nor its predecessors maintained underground petroleum storage tanks at the Company's Phoenix location. Prior to 1974, the property upon which the Company's Phoenix, Arizona facilities are located was farm land.

                  There are two underground storage tanks located on the Company's Indianapolis property. The tanks are subject to regulation under both federal and state law and are currently being leased to and operated by an independent, third party fuel distributor. The Company assumed the lease as part of its purchase of the property. The lessee has agreed to carry environmental impairment liability insurance, naming the Company, as lessor, as an insured, covering the spillage, seepage or other loss of petroleum products, hazardous wastes, or similar materials onto the leased premises and has agreed to indemnify the Company, as lessor, against damage from such occurrences. The Indianapolis property is located approximately 0.1 mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of the Company's Indianapolis property that have known contamination. Environmental reports obtained by the Company have disclosed no evidence that activities on the Company's Indianapolis property have caused or contributed to the area contamination.

                  The Company believes it is currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. See "Legal Proceedings" for additional information regarding certain regulatory matters.

Item 2.     Properties

                  The Company's headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 43 acres. The Company owns approximately 35 of the 43 acres and the remaining eight acres are leased from Mr. L. Randy Knight, an officer and director of the Company and one of its principal shareholders. See "Certain Relationships and Related Transactions," below, for additional information.

                  In early 1997, the Company began construction of a bulk fuel storage facility and fueling islands based at its Phoenix headquarters to obtain greater operating efficiencies. The Company also commenced expansion of its headquarters facilities. The Company estimates the construction of its bulk fuel and fueling island facility will be completed by September 1997, and that the expansion of the Company's headquarters facilities will be completed by October 1997.

                  During 1996, the Company purchased 9.5 acres in Indianapolis to establish a regional operating facility. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion, and will serve as a base for the Company's operations in the Midwest. The Company's operations near Houston are currently located on the premises of one of the Company's significant customers, for whom it provides dedicated services. These facilities also support the Company's non-dedicated operations in the Texas and Louisiana regions.

                  The Company leases office facilities in California, Oklahoma and Utah, which it uses for fleet maintenance, record keeping and general operations. The Company also leases space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

                  As of December 31, 1996, the Company's aggregate monthly rent for all leased properties was approximately $16,000.

                  The Company believes that its current facilities and those under expansion are suitable and adequate for its present needs. The Company periodically seeks to improve its facilities or identify favorable locations. The Company has not encountered any significant impediments to the location or addition of new facilities.

Item 3.     Legal Proceedings

                  The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters including EEO claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. See "Business -- Safety and Risk Management. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

Item 4.     Submission of Matters to a Vote of Security Holders

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

                                     PART II

Item 5.     Market For Company's Common Equity and Related Shareholder Matters

                  Since the initial public offering of the Company's common stock in October 1994, the common stock has been traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol KNGT. The following table sets forth, for the period indicated, the high and low bid information per share of the Company's common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions. The Company's common stock was not publicly traded prior to October 25, 1994.

                                                   High       Low
                                                   ----       ---
  1995
  ----
         First Quarter                            $16.13    $11.44
         Second Quarter                           $13.75    $11.63
         Third Quarter                            $16.88    $13.50
         Fourth Quarter                           $15.63    $13.00

  1996
  ----
         First Quarter                            $16.25    $13.13
         Second Quarter                           $20.50    $15.00
         Third Quarter                            $22.50    $18.25
         Fourth Quarter                           $24.88    $18.63

                  As of March 10, 1997, the Company had 60 shareholders of record and approximately 1,000 individual participants in security position listings of its common stock.

                  The Company has never paid cash dividends on its common stock, and it is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of cash dividends will depend upon financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by the Board of Directors.

Item 6.     Selected Financial Data

                  The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

                                                                         Years Ended December 31,
                                                    1996         1995         1994         1993         1992
                                                  --------     --------     --------     --------     --------
                                                  (Dollar amounts in thousands, except per share amounts
                                                  and operating data)
Statements of Income Data:
--------------------------
   Operating revenue                              $ 77,504     $ 56,170     $ 37,543     $ 26,381     $ 19,579
   Operating expenses                               64,347       45,569       29,431       21,255       16,213
   Income from operations                           13,157       10,601        8,112        5,126        3,366
   Net interest expense and other                     (346)        (196)        (734)        (844)        (847)
   Income before income taxes                       12,810       10,406        7,378        4,282        2,519
   Net income                                        7,510        5,806        4,094        2,447        1,399
   Net income per share                                .78          .64          .49          .30          .17
   Dividends per share                                --           --           --           --           --



Balance Sheet Data (at End of Period):
--------------------------------------
   Working capital (deficit)                         4,141     $   (293)    $  1,761     $   (787)    $ (1,327)
   Total assets                                     64,118       43,099       32,588       24,651       18,724
   Long-term obligations, net of current                53          981        2,117        9,208        7,334
   Shareholders' equity                             45,963       24,732       18,903        5,179        2,733
Operating Data:
---------------
   Operating ratio 1/                                 83.0%        81.1%        78.4%        80.6%        82.8%
   Average revenue per mile                       $   1.24     $   1.26     $   1.29     $   1.22     $   1.17
   Average length of haul (miles)                      489          494          482          472          464
   Empty mile factor                                   9.6%        10.3%        10.1%        11.8%        14.3%
   Tractors operated at end of period 2/               575          425          291          199          147
   Trailers operated at end of period                1,529        1,044          639          489          323

--------
   1/Operating expenses as a percentage of operating revenue.
   2/Includes 158 independent contractor operated vehicles at December 31, 1996, 115 independent contractor operated vehicles at December 31, 1995, and 29 independent contractor operated vehicles at December 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction.

                  Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," may," "could" and "likely" and variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results," as well as those discussed in this Item and elsewhere in this Annual Report.

General

                  The following discussion analyzes the Company's financial condition and results of operations for the three-year period ended December 31, 1996, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report. Knight was incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 1996, the Company's operating revenue grew at a 41.8% compounded annual rate, while net income increased at a 54.2% compounded annual rate.

                  During 1996, the Company commenced operations in Indianapolis, Indiana and Katy, Texas. The Company's operations in Indianapolis were intended to allow the Company to serve customers in the Midwest and on the East Coast and to provide a platform for the expansion of the Company's operations in the Midwest and on the East Coast. The Company's operations in Katy, Texas were undertaken to provide dedicated service to a large customer and to provide a base for the expansion of operations in the Texas and Louisiana regions.

                  The Company initiated an independent contractor program in 1994. As of December 31, 1996, the Company had 158 tractors owned and operated by independent contractors. As a result of the increase in the use of independent contractors, the Company has experienced a decrease in salaries, wages and benefits, fuel and maintenance, and other expenses as a percentage of operating revenue and a corresponding increase in purchased transportation as a percentage of operating revenue. Purchased transportation represents the amount an independent contractor is paid to haul freight for the Company on a mutually agreed to per-mile basis. The Company's decision to focus fleet expansion on independent contractors was based on such factors as the Company's reduced capital requirements, since the independent contractors provide their own tractors, the lower turnover rate that the Company has experienced with independent contractors, and the Company's success in attracting qualified independent contractors.

Results of Operations

                  The following table sets forth the percentage relationships of the Company's expense items to operating revenue for the three-year period indicated below:

                                                       Years ended December 31,
                                                        1996      1995      1994
                                                      ------    ------    ------
Operating revenue .................................   100.0%    100.0%    100.0%
Operating expenses:
   Salaries, wages and benefits ...................    28.7      29.1      33.8
   Fuel ...........................................    10.2      10.9      12.7
   Operations and maintenance .....................     5.2       6.6       6.2
   Insurance and claims ...........................     3.6       3.7       4.9
   Operating taxes and licenses ...................     3.9       3.8       4.9
   Communications .................................      .6        .5        .5
   Depreciation and amortization ..................     9.7       9.7      10.9
   Purchased transportation .......................    18.6      14.0       1.8
   Miscellaneous operating expenses ...............     2.5       2.8       2.7
                                                      ------    ------    ------
         Total operating expenses .................    83.0      81.1      78.4
                                                      ------    ------    ------
Income from operations ............................    17.0      18.9      21.6
                                                      ------    ------    ------
Net interest expense ..............................      .4        .4       2.0
                                                      ------    ------    ------
Income before income taxes ........................    16.5      18.5      19.6
Income taxes ......................................     6.8       8.2       8.7
                                                      ------    ------    ------
Net Income ........................................     9.7%     10.3%     10.9%
                                                      ======    ======    ======


Fiscal 1996 Compared to Fiscal 1995

         Operating revenue increased by 38.0% to $77.5 million in 1996 from $56.2 million in 1995. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1996 compared to 1995. The Company's fleet increased by 35.3% to 575 tractors (including 158 owned by independent contractors) as of December 31, 1996 from 425 tractors (including 115 owned by independent contractors) as of December 31, 1995. Average revenue per mile declined to $1.24 per mile for the year ended December 31, 1996 from $1.26 per mile for the same period in 1995. Equipment utilization averaged 121,960 miles per tractor in 1996, compared to an average of 120,714 miles per tractor in 1995. The decrease in revenue per mile was the result of increased competition in the western United States, coupled with increased competition in the Company's new operating regions in Texas and Indiana.

         Salaries, wages and benefits expense decreased as a percentage of operating revenue to 28.7% for 1996 from 29.1 % for 1995 primarily as the result of the increase in the ratio of independent contractors to Company drivers. The Company records accruals for workers' compensation as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits expenses in its consolidated statements of income.

                  Fuel expense decreased as a percentage of operating revenue to 10.2% for 1996 from 10.9% in 1995. Although the Company's gross fuel costs increased during 1996, the Company was able to recoup the majority of the incremental increase with the implementation of a fuel surcharge. Additionally, an increase in the Company's independent contractor fleet contributed to the decrease in the Company's cost of fuel as a percentage of revenue. Independent contractors are required to pay their own fuel costs.

                  Operations and maintenance expense decreased as a percentage of operating revenue to 5.2% for 1996 from 6.6% in 1995. This decrease was the result of eliminating the use of leased trailers through the purchase of new trailers and from the rapid growth of the Company's independent contractor program.

                  Insurance and claims expense remained relatively constant as a percentage of operating revenue for the years ended December 31, 1996 and 1995 as the result of premium costs and claims remaining steady during the period.

                  Operating taxes and license expense increased slightly as a percentage of operating revenue to 3.9% for the year ended December 31, 1996 from 3.8% for the year ended December 31, 1995. The increase resulted primarily from the increased cost associated with the licensing of new trailers, which was partially offset by the growth in the Company's independent contractor program. Independent contractors are required to pay for their own fuel and mileage taxes.

                  Communications expenses remained constant, with no significant change taking place in 1996 compared to 1995.

                  Depreciation and amortization expense increased slightly for the year ended December 31, 1996, but remained constant as a percentage of operating revenue at 9.7% compared to the same period in 1995. Although the Company added a significant number of trailers to its fleet, the incremental cost was offset by the growth in the Company's independent contractor program.

                  Purchased transportation expense increased to 18.6% in 1996 from 14.0% in 1995 due to an increase in the Company's use of independent contractor tractors to 158 as of December 31, 1996 from 115 as of December 31, 1995.

                  Miscellaneous operating expenses remained steady, with no significant change taking place in 1996.

                  As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenue) for 1996 was 83.0% as compared to 81.1% for 1995.

                  Net interest expense remained constant as a percentage of operating revenue at 0.4% for the year ended December 31, 1996 and for the same period in 1995 as a result of the application of the proceeds from the Company's initial and secondary stock offerings, respectively, to reduce debt and to purchase revenue equipment.

                  Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expense decreased as a percentage of revenue  to 6.8% for the year  ended  December  31,  1996 from 8.2% for the year ended December 31, 1995 primarily due to the Company discontinuing reimbursements to drivers for non-deductible meals and other expenses. The reduction in reimbursed expenses to drivers was offset by an increase in driver compensation.

                  As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 9.7% in 1996 compared to 10.3% for 1995.

Fiscal 1995 Compared to Fiscal 1994

                  Operating revenue increased by 49.9% to $56.2 million in 1995 from $37.5 million in 1994. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1995 compared to 1994. The Company's fleet increased by 46.0% to 425 tractors (including 115 owned by independent contractors) as of December 31, 1995, from 291 tractors (including 29 owned by independent contractors) as of December 31, 1994. Average revenue per mile declined to $1.26 per mile for the year ended December 31, 1995 from $1.29 per mile for the same period in 1994 and equipment utilization declined to an average of 120,714 miles per tractor in 1995 from an average of 128,994 miles per tractor in 1994 due to weakness in the domestic freight market.

                  Salaries, wages and benefits expense decreased as a percentage of operating revenue to 29.1% for 1995 from 33.8% for 1994 as a result of the increase in the ratio of independent contractors to Company drivers. The Company records accruals for workers' compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

                  Fuel expense decreased as a percentage of operating revenue to 10.9% for 1995 from 12.7% in 1994. Though fuel costs per mile in 1995 remained consistent with 1994 fuel costs per mile, the decrease was due to the growth of the Company's independent contractor program. Independent contractors are required to pay their own fuel costs.

                  Operations and maintenance expense increased slightly as a percentage of operating revenue to 6.6% for 1995 from 6.2% in 1994. This change resulted from the Company's need to lease trailers on a short term basis to ensure an adequate trailer pool. The Company's need for additional trailers resulted from the rapid growth of its independent contractor program.

                  Insurance and claims expense decreased as a percentage of operating revenue to 3.7% for the year ended December 31, 1995 from 4.9% for the same period in 1994. This decrease was due to a reduction in insurance premium costs and a lower than expected level of actual claims costs during the period. The claims accrual represents accruals for the estimated uninsured portion of pending claims, including the potential for adverse development of known claims and incurred but unreported claims.

                  Operating taxes and license expense decreased as a percentage of operating revenue to 3.8% in 1995 from 4.9% in 1994. This decrease resulted primarily from growth in the independent contractor program. Independent contractors are required to pay their own mileage taxes.

                  Depreciation and amortization expense declined as a percentage of operating revenue to 9.7% for 1995 from 10.9% for 1994. This change resulted from the continued growth of the Company's independent contractor program and the Company's increased use of leased trailers.

                  Purchased transportation expense increased to 14.0% in 1995 from 1.8% in 1994 due to an increase in the Company's use of independent contractor tractors to 115 as of December 31, 1995 from 29 as of December 31, 1994.

                  Communications and miscellaneous operating expenses remained steady, with no significant change taking place in 1995.

                  As a result of the above figures, the Company's operating ratio (operating expenses as a percentage of operating revenue) for 1995 was 81.1% as compared to 78.4% for 1994.

                  Net interest expense declined as a percentage of operating revenue to 0.4% for 1995 from 2.0% for 1994. This change resulted from a decrease in the Company's debt. The decrease also reflects the full year effect of the application of the proceeds from the Company's initial public offering to reduce the Company's debt.

                  Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expenses decreased as a percentage of revenue to 8.2% for the year ended 1995 from 8.7% for the year ended 1994, primarily due to the Company discontinuing the non-deductible portion of reimbursements to drivers for meals and other expenses.

                  As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 10.3% in 1995 as compared to 10.9% in 1994.

Liquidity and Capital Resources

                  The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases and the Company's line of credit, and the Company's initial and secondary public offerings in 1994 and 1996, respectively. Net cash provided by operating activities totaled approximately $14.3 million, $10.7 million and $10.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                  Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled approximately $24.8 million, $13.4 million and $8.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company anticipates that capital expenditures, net of trade-ins, will be approximately $22.0 million for 1997, to be used primarily to acquire new revenue equipment to expand the Company's fleet, to upgrade existing facilities, and to acquire additional facilities.

                  Net cash provided by financing activities and net direct equipment financing was approximately $8.3 million for the year ended December 31, 1996 and net cash used in financing activities and net direct equipment financing was $0.7 million and $0.8 million for the years ended December 31, 1995, and 1994, respectively. This change was due to the Company's ability to offset the cost of purchasing revenue equipment with the proceeds of the Company's secondary stock offering.

                  The Company maintains a $15 million revolving line of credit with its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions is not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR plus .75%), the prime rate, or the lender's certificate of deposit rate plus 2.15%. At December 31, 1996 and March 10, 1997, the Company had no borrowings under its revolving line of credit.

                  Management believes that the cash flow from operating activities and available borrowing will be sufficient to meet the Company's capital needs through the next 18 months. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital in the future. The availability of this capital will depend upon prevailing market conditions, the market price of the Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

Seasonality

                  To date, the Company's revenue has not shown any significant seasonal pattern. Because the Company operates primarily in Arizona, California and the western United States, winter weather generally has not adversely affected the Company's business. Expansion of the Company's operations in the Midwest, on the East Coast, and in the Texas and Louisiana regions could expose the Company to greater operating variances due to seasonal weather in these regions.

Inflation

                  Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during 1996, 1995 and 1994 generally were not significant.

Recently Issued Accounting Pronouncements

                  The Financial Accounting Standards Board has issued Statement of Accounting Financial Standard No. 128, (SFAS No. 108) Earnings Per Share, which established a new accounting principle for accounting for earnings per share. The standard is effective for fiscal year ended December 31, 1997. When adopted, SFAS no. 128 will require restatement of prior years earnings per share. The Company has not yet determined the impact SFAS No. 128 will have on its financial position or results of operations.

Factors That May Affect Future Results

                  The Company anticipates an increase in licensing costs of between one-half expected to one percent due primarily to increased licensing expenses in California and expected increases in the Company's revenue equipment. The Company believes that these increased costs will be partially offset by other items.

                  A number of factors over which the Company has little or no control may affect the Company's future results. Fuel prices, insurance costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment and customers' business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or increases in insurance costs or liability claims, to the extent not offset by increases in freight rates, would reduce the Company's profitability. Although the Company's independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers or a downturn in customers' business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future the Company could be required to adjust its driver compensation package, which could affect the Company's profitability if not offset by an increase in rates. The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays) could restrict future growth. If the resale value of the Company's revenue equipment were to decline, the Company could be forced to retain some of its equipment longer, with a resulting increase in operating expenses for maintenance and repairs.

                  The Company has experienced significant and rapid growth in revenue and profits since the inception of its business in 1990. There can be no assurance that the Company's business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative and operational systems to respond to any future growth. Further, there can be no assurance that the Company's operating margins will not be adversely affected by future changes in and expansion of the Company's business or by changes in economic conditions.

                  At this time a significant portion of the Company's business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a significant portion of its revenues from markets in the Texas and Louisiana regions and the Midwest and on the East Coast in the near future, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Business -- Operations and Marketing and Customers."

                  The Company has recently established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence regional service in the Texas and Louisiana regions and recently initiated operations in Indianapolis, Indiana, in order to access markets in the Midwest and on the East Coast. These operations will require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. These initiatives represent the first established operations of the Company in markets outside of its primary regional operations in the western United States. Should the growth in the Company's operations near Houston, Texas or in Indianapolis, Indiana slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its Western United States markets. There can be no assurance that the Company's regional operating strategy as employed in the Western United States can be duplicated successfully or that it will not take longer than expected or require a more substantial financial commitment than anticipated in order for the Company to generate positive operating results in these new markets.

Item 8.     Financial Statements and Supplementary Data

                  The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1996, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages 22 through 35, below.

Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure

                  None.

                                    PART III

Item 10.     Directors And Executive Officers of The Company

                  The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders to be held May 14, 1997.

Item 11.     Executive Compensation

                  The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders to be held May 14, 1997.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

                  The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders to be held May 14, 1997.

Item 13.     Certain Relationships and Related Transactions

                  The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders to be held May 14, 1997.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages 22 through 35, below.

         1.       Consolidated Financial Statements:

                  Knight Transportation, Inc. and Subsidiaries

                  Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994
                  Consolidated  Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
                  Consolidated  Statements  of Cash  Flows for the  years  ended
                           December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements

         2. Consolidated Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of Item 14:

                  Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

         3.       Exhibits:

                  The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (c), below, and at the Exhibit Index beginning at page 36.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this report on Form 10-K.

(c)      Exhibits:

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:


       Exhibit
       Number          Description
       ------          -----------

         3.1           Restated Articles of Incorporation of the Company. (Incorporated by reference to
                       Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-83534.)
         3.2*          Amended and Restated Bylaws of the Company.
         4.1           Articles  4,  10  and  11 of  the  Restated  Articles  of
                       Incorporation of the Company.  (Incorporated by reference
                       to Exhibit 3.1 to this Report on Form 10-K.)
         4.2           Sections 2 and 5 of the Amended and Restated Bylaws of the Company.
                       (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
        10.1           Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of March
                       1, 1994, between Randy Knight, the Company, and Lawyers Title of Arizona.
                       (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement
                       on Form S-1 No. 33-83534.)
        10.1.1         Assignment and First Amendment to Purchase and Sale Agreement and Escrow
                       Instructions.  (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the
                       Company's Registration Statement on Form S-1 No. 33-83534.)
        10.1.2         Second Amendment to Purchase and Sale Agreement and Escrow Instructions.
                       (Incorporated by reference to Exhibit 10.1.2 to Amendment No. 3 to the Company's
                       Registration Statement on Form S-1 No. 33-83534.)

        10.2           Net Lease and Joint Use Agreement between Randy Knight and the Company dated as of March 1, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's
                       Registration Statement on Form S-1 No. 33-83534.)
        10.3           Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona
                       limited liability company. (Incorporated by reference to Exhibit 10.4.1 to Amendment
                       No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)
        10.4*          Loan Agreement and Revolving Promissory Note each dated March, 1996 between
                       First Interstate Bank of Arizona, N.A. and Knight Transportation, Inc. and Quad
                       K Leasing, Inc. (superseding prior credit facilities).
        10.5           Restated Knight Transportation, Inc. 1994 Stock Option Plan, dated as of February
                       21, 1996.  (Incorporated by reference to Exhibit 10.5 to the Company's report on
                       Form 10-K for the period ended December 31, 1995.)
        10.6*          Amended Indemnification Agreements between the Company, Don Bliss, Clark A.
                       Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G.D. Madden,
                       Minor Perkins and Keith Turley, and dated as of February 5, 1997.
        10.7           Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the
                       Company's report on Form 10-K for the period ended December 31, 1995.)
        10.8           Purchase Agreement and Escrow Instructions dated as of July 13, 1995, between the
                       Company, Swift Transportation Co., Inc. and United Title Agency of Arizona.
                       (Incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-K for the period ended December 31, 1995.)
       10.8.1          First Amendment to Purchase Agreement and Escrow Instructions. (Incorporated by
                       reference to Exhibit 10.8.1 to the Company's report on Form 10-K for the period ended December 31, 1995.)
        10.9           Purchase and Sale Agreement dated as of February 13, 1996, between the Company and
                       RR-1 Limited Partnership.  (Incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-K for the period ended December 31, 1995.)
        21.1           Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the
                       Company's report on Form 10-K for the period ending December 31, 1995.)
        27*            Financial Data Schedule

-------------------------
*  Filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KNIGHT TRANSPORTATION, INC.



                                        By /s/ Kevin P. Knight
                                          --------------------------------------
                                             Kevin P. Knight,
                                             Chief Executive Officer

Date:    March 28, 1997.


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature and Title                                              Date
     -------------------                                              ----


/s/ Randy Knight
----------------------------------                                March 28, 1997
Randy Knight
Chairman of the Board, Director



/s/ Kevin P. Knight
----------------------------------                                March 28, 1997
Kevin P. Knight
Chief Executive Officer, Director




/s/ Gary J. Knight
----------------------------------                                March 28, 1997
Gary J. Knight
President, Director




/s/ Keith T. Knight
----------------------------------                                March 28, 1997
Keith T. Knight
Executive Vice President, Director

/s/ Clark A. Jenkins
----------------------------------                                March 28, 1997
Clark A. Jenkins
Chief Financial Officer, Secretary, Director





/s/ Keith L. Turley
----------------------------------                                March 28, 1997
Keith L. Turley
Director



/s/ Donald A. Bliss
----------------------------------                                March 28, 1997
Donald A. Bliss
Director



----------------------------------                                March __, 1997
G.D. Madden
Director



----------------------------------                                March __, 1997
Minor Perkins
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Knight Transportation, Inc.:


We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   January 23, 1997.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                                                                      1996                1995
                                                                                ----------------    ----------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $      1,244,745    $        623,656
   Accounts receivable, net of allowance for bad debts of approximately
     $318,000 and $295,000 at December 31, 1996 and 1995, respectively (Note 3)       10,414,133           7,375,038
   Inventories and supplies                                                              328,825             422,589
   Prepaid expenses                                                                      509,085             937,304
   Deferred tax asset (Note 2)                                                         1,319,400           1,420,000
                                                                                ----------------    ----------------

                  Total current assets                                                13,816,188          10,778,587
                                                                                ----------------    ----------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                                               4,297,837           2,104,394
   Buildings and improvements                                                            970,963             246,384
   Furniture and fixtures                                                              1,837,844           1,158,140
   Shop and service equipment                                                            859,592             367,900
   Revenue equipment                                                                  55,172,272          38,557,223
   Leasehold improvements                                                                575,015             469,854
                                                                                ----------------    ----------------

                                                                                      63,713,523          42,903,895

   Less:  accumulated depreciation                                                   (14,186,781)        (10,926,067)
                                                                                -----------------   ----------------

PROPERTY AND EQUIPMENT, net (Note 3)                                                  49,526,742          31,977,828

OTHER ASSETS (Note 6)                                                                    775,526             343,079
                                                                                ----------------    ----------------

                                                                                $     64,118,456    $     43,099,494
                                                                                ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $      3,954,286    $      3,202,258
   Accrued liabilities (Note 8)                                                        2,286,099           1,773,293
   Current portion of long-term debt (Note 3)                                            394,191           1,002,150
   Line of credit (Note 3)                                                                    -            2,000,000
   Claims accrual (Note 5)                                                             3,040,672           3,093,513
                                                                                ----------------    ----------------

                  Total current liabilities                                            9,675,248          11,071,214

LONG-TERM DEBT, less current portion (Note 3)                                             53,491             980,787

DEFERRED INCOME TAXES (Note 2)                                                         8,426,558           6,315,200
                                                                                ----------------    ----------------

                                                                                      18,155,297          18,367,201
                                                                                ----------------    ----------------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (Notes 7 and 8):
   Preferred stock                                                                      -                         -
   Common stock                                                                           99,045              91,020
   Additional paid-in capital                                                         23,474,531           9,761,747
   Retained earnings                                                                  22,389,583          14,879,526
                                                                                ----------------    ----------------

                  Total shareholders' equity                                          45,963,159          24,732,293
                                                                                ----------------    ----------------

                                                                                $     64,118,456    $     43,099,494
                                                                                ================    ================

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996                1995                1994
                                                          ---------------    ----------------    ---------------
OPERATING REVENUE                                         $    77,503,786    $     56,170,279    $    37,542,888
                                                          ---------------    ----------------    ---------------

OPERATING EXPENSES:
   Salaries, wages and benefits                                22,217,900          16,359,957         12,676,306
   Fuel                                                         7,890,607           6,101,460          4,767,153
   Operations and maintenance                                   4,017,698           3,727,240          2,315,991
   Insurance and claims                                         2,820,086           2,097,361          1,842,192
   Operating taxes and licenses                                 3,018,999           2,154,739          1,834,348
   Communications                                                 509,411             286,469            185,821
   Depreciation and amortization                                7,520,905           5,416,390          4,105,079
   Purchased transportation                                    14,378,518           7,831,506            690,824
   Miscellaneous operating expenses                             1,973,131           1,593,711          1,013,008
                                                          ---------------    ----------------    ---------------

                                                               64,347,255          45,568,833         29,430,722
                                                          ---------------    ----------------    ---------------

                  Income from operations                       13,156,531          10,601,446          8,112,166
                                                          ---------------    ----------------    ---------------


OTHER INCOME (EXPENSE):
   Interest income                                                 51,730              36,620            105,335
   Interest expense                                              (398,204)           (232,371)          (839,948)
                                                          ----------------   ----------------    ---------------

                                                                 (346,474)           (195,751)          (734,613)
                                                          ----------------   ----------------    ---------------

                  Income before income taxes                   12,810,057          10,405,695          7,377,553

INCOME TAXES (Note 2)                                          (5,300,000)         (4,600,000)        (3,283,000)
                                                          ----------------   ----------------    ---------------

                  Net income                              $     7,510,057    $      5,805,695    $     4,094,553
                                                          ===============    ================    ===============

NET INCOME PER COMMON SHARE AND
COMMON SHARE EQUIVALENT (Note 1)                              $  .78              $  .64             $  .49
                                                              ======              ======             ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                                   9,585,165           9,141,176          8,375,356
                                                          ===============    ================    ===============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                Common Stock           Additional
                                                ------------            Paid-in       Retained
                                            Shares        Amount        Capital       Earnings         Total
                                          -----------   ----------   ------------   ------------   -------------
BALANCE, December 31, 1993                  8,200,000   $   82,000   $    118,000   $  4,979,278   $   5,179,278

   Issuance of 900,000 shares of
     common stock, net of offering
     costs of $1,171,233 (Note 7)             900,000        9,000      9,619,767             -        9,628,767

   Net income                                      -            -              -       4,094,553       4,094,553
                                          -----------   ----------   ------------   ------------   -------------

BALANCE, December 31, 1994                  9,100,000       91,000      9,737,767      9,073,831      18,902,598

   Exercise of stock options                    2,000           20         23,980             -           24,000

   Net income                                      -            -              -       5,805,695       5,805,695
                                          -----------   ----------   ------------   ------------   -------------

BALANCE, December 31, 1995                  9,102,000       91,020      9,761,747     14,879,526      24,732,293

   Exercise of stock options                    2,500           25         29,975             -           30,000

   Issuance of 800,000 shares of
     common stock, net of offering
     costs of $1,109,191 (Note 7)             800,000        8,000     13,682,809             -       13,690,809

   Net income                                      -            -              -       7,510,057       7,510,057
                                          -----------   ----------   ------------   ------------   -------------

BALANCE, December 31, 1996                  9,904,500   $   99,045   $ 23,474,531   $ 22,389,583   $  45,963,159
                                          ===========   ==========   ============   ============   =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996            1995            1994
                                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  7,510,057    $  5,805,695    $  4,094,553
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                  7,520,905       5,416,390       4,105,079
       Allowance for doubtful accounts                                                   23,131         162,045          83,179
       Deferred income taxes, net                                                     2,211,958       1,403,200       1,316,447
   Changes in assets and liabilities-
       Increase in receivables                                                       (3,062,225)     (2,720,821)     (1,642,985)
       (Decrease) increase in inventories and supplies                                   93,764        (115,673)        (75,410)
       Decrease (increase) in prepaid expenses                                          428,219        (771,741)        172,223
       (Increase) decrease in other assets                                             (652,693)       (370,499)         25,258
       Decrease (increase) in accounts payable                                         (250,046)        479,426        (126,068)
       Increase in accrued liabilities and claims accrual                               459,965       1,364,536       2,150,661
                                                                                   ------------    ------------    ------------

                  Net cash provided by operating activities                          14,283,035      10,652,558      10,102,937
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (21,919,774)    (11,360,029)     (3,087,876)
   Purchase of temporary investment - real estate                                          --              --          (588,296)
   Increase in related party receivable                                                    --              --          (598,929)
   Proceeds from temporary investment - real estate                                        --              --           588,296
                                                                                   ------------    ------------    ------------

                  Net cash used in investing activities                             (21,919,774)    (11,360,029)     (3,686,805)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing on line of credit                                                       16,309,210       8,000,000            --
   Payments on line of credit                                                       (18,309,210)     (6,000,000)           --
   Borrowing of debt                                                                    759,200            --              --
   Payments of debt                                                                  (2,294,455)     (1,311,348)    (13,717,117)
   Payment of notes payable - officers                                                     --              --          (365,625)
   Decrease in accounts payable - equipment                                          (1,927,726)     (1,528,322)           --
   Proceeds from sale of common stock                                                13,690,809            --         9,628,767
   Proceeds from exercise of stock options                                               30,000          24,000            --
                                                                                   ------------    ------------    ------------

                  Net cash provided by (used in) financing activities                 8,257,828        (815,670)     (4,453,975)
                                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                          621,089      (1,523,141)      1,962,157

CASH AND CASH EQUIVALENTS, beginning of year                                            623,656       2,146,797         184,640
                                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                             $  1,244,745    $    623,656    $  2,146,797
                                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
   Noncash investing and financing transactions:
     Equipment acquired by direct financing                                        $       --      $    127,115    $  3,616,298
     Equipment acquired by accounts payable                                           2,929,800       1,927,726       1,528,322
     Land acquired by retirement of shareholder advance                                    --              --         1,110,504

   Cash Flow Information:
     Income taxes paid                                                             $  2,459,144    $  3,368,373    $  2,139,906
     Interest paid                                                                      408,138         228,681         873,362

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996




        (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business

Knight Transportation, Inc. and Subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities operating primarily in the western United States. The operations are centered in Phoenix, Arizona, where the Company has its corporate offices, truck terminal, and dispatching and maintenance services. During 1996, the Company expanded its operations by opening new facilities in Katy, Texas and Indianapolis, Indiana. The Company operates predominantly in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities.

The Company continues to develop its owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method of obtaining additional revenue equipment. The Company had 158 and 115 owner-operators at December 31, 1996 and 1995, respectively.

         Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., and Knight Dedicated Services Ltd. Partnership. All material intercompany items and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories and Supplies - Inventories and supplies consist of tires and spare parts which are stated at the lower of cost, using the first-in, first-out
(FIFO) method, or net realizable value.

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the following estimated useful lives:

                                                                    Years
                                                                    -----

                  Buildings and improvements                       20-30
                  Furniture and fixtures                               5
                  Shop and service equipment                        5-10
                  Revenue equipment                                  5-7
                  Leasehold improvements                              10
                  Land improvements                                    5

The Company expenses repairs and maintenance. For the years ended December 31, 1996, 1995 and 1994, repairs and maintenance expense totaled approximately $1,883,000, $1,375,000 and $1,014,000, respectively and is included in operating and maintenance expense in the accompanying consolidated statements of income.

Revenue equipment is depreciated to a salvage value of 15% for all tractors. Trailers are depreciated to salvage values of 10% to 40%. The company periodically reviews its estimates related to useful lives and salvage values for revenue equipment.

Tires - Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Revenue Recognition - The Company's typical customer delivery is completed one day after pickup. The Company recognizes operating revenues when the freight is picked up for delivery and accrues the estimated direct costs to complete the delivery. This method of revenue recognition is not materially different from recognizing revenue based on completion of delivery.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes,
deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 1996, 1995 and 1994, represent 17%, 11% and 19% of operating revenues, respectively. The single largest customer's revenues represent 9%, 4% and 9% of operating revenues for the years 1996, 1995 and 1994, respectively.
                                      -28-

Net Income Per Common Share and Common Share Equivalent - Net income per common share and common share equivalent is computed by dividing net income by the weighted average number of common stock and common stock equivalents assumed outstanding during the year. Fully diluted net income per share is considered equal to primary net income per share in all periods presented.

Fair Value of Financial Instruments - Cash, accounts receivable and payable, accruals and line of credit borrowings approximate fair value because of their short maturities.

The fair value of long-term debt, including current portion, is estimated based on current rates offered to the Company for debt of the same maturities and approximates the carrying amounts of long-term debt.

Recently Adopted Accounting Standards - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which established a new accounting principle for accounting for the impairment of long-lived assets that will be held and used including certain identifiable intangibles and goodwill related to those assets, and long-lived assets and certain identifiable intangibles to be disposed of. The implementation of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

(2)   INCOME TAXES:

Income tax expense consists of the following:

                                               1996         1995         1994
                                            ----------   ----------   ----------
         Current income taxes:
           Federal                          $2,429,100   $2,500,500   $1,464,800
           State                               658,900      696,300      501,753
                                            ----------   ----------   ----------

                                             3,088,000    3,196,800    1,966,553
                                            ----------   ----------   ----------
         Deferred income taxes:
           Federal                           1,805,300    1,173,300    1,142,700
           State                               406,700      229,900      173,747
                                            ----------   ----------   ----------

                                             2,212,000    1,403,200    1,316,447
                                            ----------   ----------   ----------

                 Total income tax expense   $5,300,000   $4,600,000   $3,283,000
                                            ==========   ==========   ==========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to the income before income taxes. The differences are summarized as follows:

                                        1996         1995         1994
                                     ----------   ----------   ----------

Tax at the statutory rate (34%)      $4,355,400   $3,537,900   $2,508,400
State income taxes, net of federal
  benefit                               703,300      611,300      446,000
Other                                   241,300      450,800      328,600
                                     ----------   ----------   ----------

                                     $5,300,000   $4,600,000   $3,283,000
                                     ==========   ==========   ==========

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are as follows:

                                                      1996         1995
                                                   ----------   ----------
Short-term deferred tax assets:
  Claims accrual                                   $1,216,300   $1,237,400
  Other                                               103,100      182,600
                                                   ----------   ----------

        Total short-term deferred tax assets       $1,319,400   $1,420,000
                                                   ==========   ==========

Long-term deferred tax liabilities:
  Property and equipment depreciation              $8,218,200   $6,072,500
  Prepaid expenses deducted for tax purposes          208,358      242,700
                                                   ----------   ----------

        Total long-term deferred tax liabilities   $8,426,558   $6,315,200
                                                   ==========   ==========

(3)   LINE OF CREDIT AND LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                                                      1996           1995
                                                                                   -----------    -----------
     Notes  payable to a commercial  lending  institution  with varying  monthly payments from approximately  $4,000 to $6,000 through 1998;  collateralized
     by tractors and trailers, fixed interest rates from 6.4% to 7.0%.             $   385,549    $ 1,687,177

     Note payable to a financial  institution with varying monthly payments from approximately  $8,900 to $9,200 through 1997;  collateralized  by trailers,
     fixed interest rate of 7%.                                                         62,133        168,645

     Asset under capital lease.                                                           --          127,115
                                                                                   -----------    -----------
                                                                                       447,682      1,982,937
     Less- Current portion                                                            (394,191)    (1,002,150)
                                                                                   -----------    -----------

                                                                                   $    53,491    $   980,787
                                                                                   ===========    ===========

Maturities of long-term debt as of December 31, 1996, are as follows:

              Years Ending
              December 31,                Amount
              ------------               --------

                  1997                   $394,191
                  1998                     53,491
                                         --------

                                         $447,682
                                         ========

The Company has a $15,000,000 revolving line of credit (see Note 5) with principal due at maturity, July 1997, and interest payable monthly at three options (Prime, LIBOR plus .75%, or Certificate of Deposit plus 2.15%). Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and 50% of net fixed assets, as defined and amounted to $2,000,000 at December 31, 1995. There were no outstanding borrowings under the line of credit at December 31, 1996.

Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include: total liabilities to net worth ratio, current ratio, and certain debt service ratios. The Company is also required to maintain certain other financial conditions relating to corporate structure, ownership and management.

The weighted average interest rate on these notes payable is 6.76% and 7.50% at December 31, 1996 and 1995, respectively.

(4)   COMMITMENTS AND CONTINGENCIES:

         Purchase Commitments

As of December 31, 1996, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of approximately $14,250,000.

Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control. Any delay or interruption in the availability of equipment in the future could have a material adverse effect on the Company.

         Disability Plan

The Company has a disability plan for certain of its key employees. The plan provides disability benefits of $75,000 annually for five years if a key employee terminates by reason of disability. The plan is subject to termination at any time by the Board of Directors.

         Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending proceedings is adequately provided for in the accompanying consolidated financial statements.

(5)   CLAIMS ACCRUAL:

Under an agreement with its insurance underwriter, the Company acts as a self-insurer for bodily injury and property damage claims up to $100,000 per occurrence. The Company is self-insured for workers' compensation claims up to $250,000 per occurrence for 1996 and 1995. The Company is also self-insured for cargo liability up to $25,000 per occurrence. Liability in excess of these amounts is assumed by the underwriter.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. The agreements with the underwriters are collateralized by letters of credit totaling $650,000. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 3).

(6)   RELATED PARTY TRANSACTIONS:

The Company leased facilities from Total Warehousing, Inc. (Total) under a 32-month lease that was terminated in 1994. Terms of the lease called for rent of $7,500 per month until June 1992, and $5,000 per month from July 1992 until the end of the lease. Total is owned by a shareholder of the Company. In March 1994, the Company leased approximately eight acres and facilities from a shareholder and officer, "the Shareholder", under a five year lease, with an option to extend for two additional five-year terms. The lease terms include base rent of $4,828 per month for the initial three years of the lease, and increases of 3% on the third anniversary of the commencement date, the first day of each option term, and the third anniversary of the commencement date of each option term. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. The rent expense paid to Total under the former lease was $10,000 for the year ended December 31, 1994. Rent expense paid to the Shareholder was approximately $59,000, $54,800 and $50,000 during 1996, 1995 and 1994, respectively.

The Company paid approximately $80,000 each year for certain of its key employees' life insurance premiums during 1996, 1995 and 1994. The total premiums paid are included in other assets in the accompanying consolidated balance sheets. The life insurance premiums provide for distributions to the beneficiaries of the policyholders. The Company is to receive the total premiums paid into the policies at distribution prior to any beneficiary distributions.

In September 1994, the Company purchased for $1,285,000 approximately 20 acres of property from a Shareholder.

The Company provided maintenance and shipping for Total of approximately $16,000, $62,000 and $154,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Total provided general warehousing services to the Company in the amount of approximately $14,000, $60,000 and $18,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(7)   SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 100,000,000 shares of $.01 par value common stock; 9,904,500 and 9,102,000 shares of common stock were issued and outstanding at December 31, 1996 and 1995, respectively. In addition, the Company has authorized 50,000,000 shares of $.01 par value preferred stock, none of which was outstanding at December 31, 1996 and 1995.

In October 1994, the Company issued 900,000 shares of common stock at $12.00 per share in its initial public offering. The offering consisted of 1,800,000 shares comprised of 900,000 newly-issued Company shares and 900,000 shares from existing shareholders.

In July 1996, the Company issued 800,000 shares of common stock at $18.50 per share (the Offering). The Offering consisted of 1,600,000 shares of common stock comprised of 800,000 newly-issued Company shares and 800,000 shares from existing shareholders.

(8)   EMPLOYEE BENEFIT PLANS:

         1994 Stock Option Plan

The Company established the 1994 Stock Option Plan (1994 Plan) with 650,000 shares of common stock reserved for issuance thereunder. The Plan will terminate on August 31, 2004. The Compensation Committee of the Board of Directors administers the stock incentive plan, and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

Independent directors are not permitted to receive incentive stock options. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price, which may not be less than 85% of the fair market value on the date of grant, and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The 1994 Plan provides that each independent director may receive, on the date of appointment to the Board of Directors, non-qualified options to purchase not less than 2,500 nor more than 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of the grant.

As permitted under Statement of Financial Accounting Standards No. 123 (SFAS No.
123), Accounting for Stock-Based Compensation, the Company has elected to account for stock transactions with employees pursuant to the provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized in the accompanying consolidated financial statements. Had compensation cost for the 1994 Plan been recorded consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                            1996             1995
                                        -------------   -------------

Net Income:               As Reported   $   7,510,057   $   5,805,695
                          Pro Forma         7,338,132       5,793,757

Earnings per share:       As Reported          .78             .64
                          Pro Forma            .77             .63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996; risk free interest rate of 6.73%, expected life of six years and expected volatility of 36%.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that had such options been considered.

                                                              1996                           1995
                                                     ----------------------         ---------------------
                                                                   Weighted                      Weighted
                                                                    Average                       Average
                                                                   Exercise                      Exercise
                                                       Options       Price            Options      Price
                                                     ---------     -------          ---------     ------
         Outstanding at beginning of year              262,250     $ 12.06            251,250     $12.01
         Granted                                       139,250     $ 13.98             25,000     $12.52
         Exercised                                     (2,500)     $ 12.00            (2,000)     $12.00
         Forfeited                                    (39,000)     $ 12.48           (12,000)     $12.00
         Expired                                          -        $   -                 -        $   -
                                                     ---------                      ---------
         Outstanding at end of year                    360,000                        262,250
                                                     =========                      =========
         Exercisable at end of year                      7,500     $ 12.57              5,000     $12.27
                                                     =========                      =========
         Weighted Average fair value of
           options granted                           $    6.65                      $    5.96
                                                     =========                      =========

Options outstanding at December 31, 1996 have exercise prices between $12.00 and $18.75, with a weighted average remaining contractual life of 2.3 years.

         401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service. The Plan as amended in 1995 provides for a mandatory matching contribution equal to 50%, 50% and 40% in 1996, 1995 and 1994, respectively, of the amount of the employee's salary deduction not to exceed $625, $625 and $500 annually per employee in 1996, 1995 and 1994, respectively. The Plan also provides for a discretionary matching contribution not limited to the amount permitted under the Internal Revenue Code as deductible expenses. In 1996, 1995 and 1994, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution, included in accrued liabilities in the accompanying consolidated balance sheets, was approximately $69,000, $60,000 and $40,300 for 1996, 1995 and 1994,
respectively.

                                   EXHIBITS TO

                           KNIGHT TRANSPORTATION, INC.

                                    FORM 10-K

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1996

                                               KNIGHT EXHIBIT INDEX
                                               --------------------


       Exhibit                                                                                   Sequentially
       Number          Description                                                             Numbered Page 1/
       ------          -----------                                                             ----------------
         3.1           Restated Articles of Incorporation of the Company.
                       (Incorporated by reference to Exhibit 3.1 to the
                       Company's Registration Statement on Form S-1 No.
                       33-83534.)
         3.2*          Amended and Restated Bylaws of the Company.                                      40
         4.1           Articles 4, 10 and 11 of the Restated Articles of
                       Incorporation of the Company.  (Incorporated by reference
                       to Exhibit 3.1 to this Report on Form 10-K.)
         4.2           Sections 2 and 5 of the Amended and Restated Bylaws of
                       the Company.  (Incorporated by reference to Exhibit 3.2
                       to this Report on Form 10-K.)
        10.1           Purchase and Sale Agreement and Escrow Instructions
                       (All Cash) dated as of March 1, 1994, between Randy
                       Knight, the Company, and Lawyers Title of Arizona.
                       (Incorporated by reference to Exhibit 10.1 to the
                       Company's Registration Statement on Form S-1 No.
                       33-83534.)
       10.1.1          Assignment and First Amendment to Purchase and Sale
                       Agreement and Escrow Instructions.  (Incorporated by
                       reference to Exhibit 10.1.1 to Amendment No. 3 to the
                       Company's Registration Statement on Form S-1 No.
                       33-83534.)
       10.1.2          Second Amendment to Purchase and Sale Agreement and
                       Escrow Instructions. (Incorporated by reference to
                       Exhibit 10.1.2 to Amendment No. 3 to the Company's
                       Registration Statement on Form S-1 No. 33-83534.)
        10.2           Net Lease and Joint Use Agreement between Randy
                       Knight and the Company dated as of March 1, 1994.
                       (Incorporated by reference to Exhibit 10.2 to the
                       Company's Registration Statement on Form S-1 No.
                       33-83534.)

       Exhibit                                                                                   Sequentially
       Number          Description                                                             Numbered Page 1/
       ------          -----------                                                             ----------------
        10.3           Form of Purchase and Sale Agreement and Escrow
                       Instructions (All Cash) dated as of October 1994, between
                       the Company and Knight Deer Valley, L.L.C., an Arizona
                       limited liability company. (Incorporated by reference to
                       Exhibit 10.4.1 to Amendment No. 3 to the Company's
                       Registration Statement on Form S-1 No. 33-83534.)
        10.4*          Loan Agreement and Revolving Promissory Note                                     50
                       each dated March 1996 between First Interstate
                       Bank of Arizona, N.A. and Knight Transportation, Inc. and
                       Quad K Leasing, Inc. (superseding prior credit facilities).
        10.5           Restated Knight Transportation, Inc. 1994 Stock Option
                       Plan, dated as of February 21, 1996.  (Incorporated by
                       reference to Exhibit 10.5 to the Company's report on
                       Form 10-K for the period ended December 31, 1995.)
        10.6*          Amended Indemnification Agreements between the                                   99
                       Company, Don Bliss, Clark A. Jenkins, Gary J. Knight,
                       Keith Knight, Kevin P. Knight, Randy Knight, G.D.
                       Madden, Minor Perkins and Keith Turley, and dated as of
                       February 5, 1997.  (Incorporated by reference to Exhibit
                       10.6 to the Company's report on Form 10-K for the
                       period ended December 31, 1995.)
        10.7           Master Equipment Lease Agreement dated as of January
                       1, 1996, between the Company and Quad-K Leasing, Inc.
                       (Incorporated by reference to Exhibit 10.7 to the
                       Company's report on Form 10-K for the period ended
                       December 31, 1995.)
        10.8           Purchase Agreement and Escrow Instructions dated as of
                       July 13, 1995, between the Company, Swift
                       Transportation Co., Inc. and United Title Agency of
                       Arizona.  (Incorporated by reference to Exhibit 10.8 to the
                       Company's report on Form 10-K for the period ended
                       December 31, 1995.)
       10.8.1          First Amendment to Purchase Agreement and Escrow
                       Instructions.  (Incorporated by reference to Exhibit 10.8.1 to the Company's report on Form 10-K for the period
                       ended December 31, 1995.)

       Exhibit                                                                                   Sequentially
       Number          Description                                                             Numbered Page 1/
       ------          -----------                                                             ----------------
        10.9           Purchase and Sale Agreement dated as of February 13,
                       1996, between the Company and RR-1 Limited
                       Partnership.  (Incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-K for the period ended
                       December 31, 1995.)
        21.1           Subsidiaries of the Company.  (Incorporated by reference
                       to Exhibit 21.1 to the Company's report on Form 10-K for
                       the period ended December 31, 1995.)
        27*            Financial Data Schedule



1/ The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed Report.

-----------------------
*  Filed herewith.
                                      -39-