Form 10-Q
period 1997-03-31
KNIGHT TRANSPORTATION INC
filed 1997-05-15
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 12, 1997 was 9,904,500 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 Page Number
Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of                                                              1
                           March 31, 1997 (unaudited) and December 31, 1996

                        Consolidated  Statements of Income  (unaudited)  for the
                           Three 3 Month  Periods Ended March 31, 1997 and March
                           31, 1996

                        Consolidated Statements of Cash Flows (unaudited) for the                                      4
                           Three Month Periods Ended March 31, 1997 and
                           March 31, 1996

                        Notes to Consolidated Financial Statements                                                     6

Item 2.                 Management's Discussion and Analysis of Financial                                              7
                        Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                              9

Item 2.                 Changes in Securities                                                                          9

Item 3                  Defaults Upon Senior Securities                                                                9

Item 4.                 Submission of Matters to a Vote of Security Holders                                           10

Item 5.                 Other Information                                                                             10

Item 6                  Exhibits and Reports on Form 8-K                                                              10

Signatures                                                                                                            11

Index to Exhibits                                                                                                     13

PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements



                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   as of March 31, 1997 and December 31, 1996

                                                            March 31, 1997
                                                              (unaudited)  December 31, 1996
                                                             ------------  -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                    3,801,821       1,244,745
   Accounts receivable, net                                     9,845,878      10,414,133
    Inventories and supplies                                      365,195         328,825
   Prepaid expenses                                             1,853,118         509,085
   Deferred tax asset                                           1,366,300       1,319,400
                                                             ------------    ------------

         Total current assets                                  17,232,312      13,816,188
                                                             ------------    ------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                        4,297,837       4,297,837
   Buildings and improvements                                     970,963         970,963
   Furniture and fixtures                                       1,874,714       1,837,844
   Shop and service equipment                                     890,518         859,592
   Revenue equipment                                           56,673,007      55,172,272
   Leasehold improvements                                         601,061         575,015
                                                             ------------    ------------

                                                               65,308,100      63,713,523
   Less: Accumulated depreciation                             (14,583,304)    (14,186,781)
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, net                                    50,724,796      49,526,742
OTHER ASSETS                                                      808,959         775,526
                                                             ------------    ------------

                                                             $ 68,766,067    $ 64,118,456
                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                   as of March 31, 1997 and December 31, 1996

                                                      March 31, 1997
LIABILITIES AND SHAREHOLDERS EQUITY                    (unaudited)   December 31, 1996
                                                       ------------  -----------------

CURRENT LIABILITIES:
Accounts payable                                        $ 5,105,369   $ 3,954,286
Accrued liabilities                                       2,918,523     2,286,099
Claims accrual                                            2,955,360     3,040,672
Current portion of long-term debt                           186,821       394,191
                                                        -----------   -----------

         Total current liabilities                       11,166,073     9,675,248

LONG TERM DEBT, less current portion                           --          53,491
DEFERRED INCOME TAXES                                     9,544,830     8,426,558
                                                        -----------   -----------

         Total liabilities                               20,710,903    18,155,297
                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value;                              --            --
         authorized 50,000,000 shares,
         none issued and outstanding
Common stock, $0.01 par value;                               99,045        99,045
            authorized 100,000,000 shares; 9,904,500
            issued and outstanding shares at December
            31, 1996 and March 31, 1997
Additional paid-in capital                               23,474,531    23,474,531
Retained earnings                                        24,481,588    22,389,583
                                                        -----------   -----------

         Total shareholders' equity                      48,055,164    45,963,159
                                                        -----------   -----------

                                                        $68,766,067   $64,118,456
                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           1997            1996
                                                                        ------------    ------------
OPERATING REVENUE                                                       $ 21,322,548    $ 16,580,836
                                                                        ------------    ------------

OPERATING EXPENSES:
         Salaries, wages and benefits                                      6,045,096       4,729,893
         Fuel                                                              2,175,571       1,720,197
         Operations and maintenance                                        1,236,119         832,574
         Insurance and claims                                                486,744         617,961
         Operating taxes and licenses                                        897,645         641,968
         Communications                                                      130,774         123,503
         Depreciation and amortization                                     2,125,596       1,588,110
         Purchased transportation                                          4,172,940       3,062,882
         Miscellaneous operating expenses                                    522,585         428,500
                                                                        ------------    ------------
                                                                          17,793,070      13,745,588
                                                                        ------------    ------------

                  Income from operations                                   3,529,478       2,835,248
                                                                        ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income                                                      36,528           1,935
         Interest expense                                                    (14,001)        (99,384)
                                                                        ------------    ------------
                                                                              22,527         (97,449)
                                                                        ------------    ------------

                  Income before taxes                                      3,552,005       2,737,799

INCOME TAXES                                                              (1,460,000)     (1,150,000)
                                                                        ------------    ------------

                  Net Income                                            $  2,092,005    $  1,587,799
                                                                        ============    ============

Net income per common share and common share equivalent:
              Primary                                                   $       0.21    $       0.17
              Fully Diluted                                             $       0.21    $       0.17

Weighted average number of common shares and common share equivalents outstanding:
              Primary                                                     10,074,767       9,151,222
              Fully Diluted                                               10,077,258       9,153,567

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        --------------------------
                                                                           1997           1996
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                              $ 2,092,005    $ 1,587,799
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                    2,125,596      1,662,601
         Allowance for doubtful accounts                                     36,780         25,525
         Deferred income taxes                                            1,071,372        324,400
Changes in assets and liabilities:
         (Increase) decrease in receivables                                 531,475     (1,640,418)
         Increase in inventories and supplies                               (36,370)      (148,302)
         (Increase) decrease in prepaid expenses                         (1,344,033)       195,122
         Increase in other assets                                           (42,001)       (48,046)
         Increase in accounts payable                                       623,795        225,815
         Increase in accrued liabilities and
         claims accrual                                                     547,112      1,265,757
                                                                        -----------    -----------

                  Net cash provided by operating
                  activities                                              5,605,731      3,450,253
                                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net of trade-ins               125,200     (4,253,904)
                                                                        -----------    -----------


                  Net cash provided by (used in) investing activities       125,200     (4,253,904)
                                                                        -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             1997           1996
                                                         -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:

         Borrowing on line of credit                            --        3,000,000
         Repayment of debt                                  (260,861)      (754,489)
         Decrease in accounts payable - equipment         (2,912,994)    (1,927,726)
                                                         -----------    -----------

                  Net cash provided by (used in)
                  financing activities                    (3,173,855)       317,785
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                  2,557,076       (485,866)
CASH AND CASH EQUIVALENTS,
         beginning of year                                 1,244,745        623,656
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                   $ 3,801,821    $   137,790
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Insurance premium financed             $      --      $ 1,101,200
                  Equipment acquired by accounts
                  payable                                  3,440,282      4,714,255
                  Equipment traded-receivable                               229,900

         Cash Flow Information:
                  Income taxes paid                      $   275,500    $     4,400
                  Interest paid                                3,842         90,774

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

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Knight Transportation, Inc.'s (the "Company") operating revenue for the three months ended March 31, 1997 increased by 28.6% to approximately $21.3 million from approximately $16.6 million over the same period in 1996. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 28.1% to 629 tractors (including 181 owned by independent contractors) as of March 31, 1997, from 491 tractors (including 131 owned by independent contractors) as of March 31, 1996. Despite increases in revenue, the Company's revenue per mile decreased to $1.23 per mile for the three months ended March 31, 1997 from $1.24 per mile for the same period in 1996 as a result of increased competition driven primarily by additional capacity in the market place. The decrease in the Company's revenue per mile was offset by revenue increases resulting from the growth of the Company's independent contractor program combined with additional revenues generated by the Company's expansion of its operations with the commencement of dedicated service and regional operations near Houston, Texas and in Indianapolis, Indiana.

Salaries, wages and benefits decreased as a percentage of operating revenue to 28.4% for the three months ended March 31, 1996 from 28.5% for the same period in 1996. These decreases were primarily the result of the increase in the ratio of independent contractors to company drivers. The Company records accruals for workers' compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 10.2% for the three months ended March 31, 1997 from 10.4% for the same period in 1996. Although fuel costs increased slightly, the Company was able to recoup a portion of the incremental increase with the implementation of a fuel surcharge. Additionally, an increase in the Company's independent contractor fleet contributed to the decrease in the Company's cost of fuel as a percentage of revenue. Independent contractors are required to pay their own fuel costs.

Operations and maintenance expense increased as a percentage of operating revenue to 5.8% for the three months ended March 31, 1997 from 5.0% for the corresponding period in 1996. This increase resulted from slightly higher maintenance costs related to the age of the Company's fleet.

Insurance and claims expense decreased as a percentage of operating revenue to 2.3% for the three months ended March 31, 1997 from 3.7% for the same period in 1996. This decrease was due to a reduction in insurance premium costs and a reduced amount of claims incurred during the period.

Operating taxes and licenses increased as a percentage of revenue to 4.2% for the three months ended March 31, 1997 from 3.9% for the same period in 1996. This increase was due to higher trailer licensing costs in California.

Depreciation and amortization expense increased as a percentage of revenue to 10.0% for the three month period ended March 31, 1997, from 9.6% for the same period in 1996 due to the Company's addition of a significant number of trailers with the expansion of operations near Houston and in Indiana.

Purchased transportation increased as a percentage of operating revenue to 19.6% for the three months ended March 31, 1997 from 18.5% for the same period in 1996. This increase was due to the growth in the

Company's independent contractor program from 131 tractors as of March 31, 1996 to 181 as of March 31, 1997.

Communications and miscellaneous operating expenses, as a percentage of revenue, were slightly lower for the three months ended March 31, 1997 as compared to the same period in 1996.

The Company's operating ratio (operating expenses as a percentage of operating revenue) for the three months ended March 31, 1997 increased to 83.4% from 82.9% for the same period in 1996. Management believes the increase in the operating ratio was mainly due to competitive market conditions that resulted in lower utilization and a corresponding decrease in revenue per mile.

For the three month period ended March 31, 1997, net interest expense decreased as a percentage of revenue compared to the same period in 1996, primarily as a result of the application of the proceeds from the Company's secondary stock offering to reduce debt and to purchase revenue equipment.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 9.8% for the three months ended March 31, 1997 as compared to 9.6% for the same period in 1996.


Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases, the Company's line of credit, and proceeds received from the Company's sale of Common Stock in an offering completed on July 18, 1996. Net cash provided by operating activities totaled approximately $5.6 million for the first three months of 1997 and approximately $3.5 million for the corresponding period in 1996.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled approximately $3.3 million for the first three months of 1997 and approximately $9.0 million for the same period in 1996.

Net cash used in financing activities and direct financing was approximately $3.2 million for the first three months of 1997 compared to net cash provided by financing activities of approximately $1.4 million for the same period in 1996.

The Company has a $15 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. At March 31, 1997, the Company had no outstanding borrowings under the revolving line of credit.

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


Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the three months ended March 31, 1997 were not significant.


Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Accounting Financial Standard No. 128, (SFAS No. 128) Earnings Per Share, which established a new accounting principle for accounting for earnings per share. The standard is effective for fiscal year ended December 31, 1997. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. The effect of SFAS No. 128 is not significant for all periods presented.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including EEO claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.


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

         Exhibit 11                Schedule  of  Computation  of Net  Income Per
                                   Share

         Exhibit 27                Financial Data Schedule

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.



         Date:    May 12, 1997          By:       /s/ Kevin P. Knight
                                           -------------------------------------
                                             Kevin P. Knight
                                             Chief Executive Officer




         Date:    May 12, 1997          By:       /s/ Clark Jenkins
                                           -------------------------------------
                                             Clark Jenkins
                                             Chief Financial Officer and
                                             Principal Financial Officer
                                       11

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                           Commission File No. 0-24946

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