Form 10-Q
period 1997-06-30
KNIGHT TRANSPORTATION INC
filed 1997-08-13
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 12, 1997 was 9,919,500 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)       1
            and December 31, 1996

         Consolidated Statements of Income (unaudited) for the Three       3
            Months and Six Months Ended June 30, 1997 and June 30, 1996

         Consolidated Statements of Cash Flows (unaudited) for the Six     4
            Months Ended June 30, 1997 and June 30, 1996

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition       6
         and Results of Operations


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                9

Item 2.   Changes in Securities                                           10

Item 3    Defaults Upon Senior Securities                                 10

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 5.   Other Information                                               10

Item 6    Exhibits and Reports on Form 8-K                                10

Signatures                                                                11

Index to Exhibits                                                         13

PART I  -  FINANCIAL INFORMATION

Item 1.             Financial Statements


                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
              as of June 30, 1997 (unaudited) and December 31, 1996

                                                      June 30, 1997
                                                      ( unaudited )           December 31, 1996
                                                  ----------------------     --------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                           $       26,571             $  1,244,745
   Accounts receivable, net                                11,033,306               10,414,133
   Inventories and supplies                                   439,927                  328,825
   Prepaid expenses                                         1,489,696                  509,085
   Deferred tax asset                                       1,419,600                1,319,400
                                                  ----------------------     --------------------

         Total current assets                              14,409,100               13,816,188
                                                  ----------------------     --------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                    4,297,837                4,297,837
   Buildings and improvements                                 970,963                  970,963
   Furniture and fixtures                                   1,911,446                1,837,844
   Shop and service equipment                                 941,931                  859,592
   Revenue equipment                                       63,722,710               55,172,272
   Leasehold improvements                                     665,889                  575,015
                                                  ----------------------     --------------------

                                                           72,510,776               63,713,523
   Less:     Accumulated depreciation                     (15,639,159)             (14,186,781)
                                                  ----------------------     --------------------

PROPERTY AND EQUIPMENT, net                                56,871,617               49,526,742
OTHER ASSETS                                                  981,507                  775,526
                                                  ----------------------     --------------------

                                                          $72,262,224              $64,118,456
                                                  ======================     ====================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
              as of June 30, 1997 (unaudited) and December 31, 1996

                                                           June 30, 1997
                                                            (unaudited)       December 31, 1996
                                                           -------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

            Accounts payable                                $ 5,509,008          $ 3,954,286
            Accrued liabilities                               2,448,860            2,286,099
            Claims accrual                                    3,059,057            3,040,672
            Current portion of long-term debt                   115,212              394,191
                                                            -----------          -----------

         Total current liabilities                           11,132,137            9,675,248

LONG TERM DEBT, less current portion                               --                 53,491
DEFERRED INCOME TAXES                                        10,300,300            8,426,558
                                                            -----------          -----------

         Total liabilities                                   21,432,437           18,155,297
                                                            -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Preferred stock, $0.01 par value;
              authorized 50,000,000 shares,
              none issued and outstanding                          --                   --
         Common Stock, $0.01 par value;
              authorized 100,000,000 shares; issued
              and outstanding 9,919,500 and 9,904,500
              shares respectively                                99,195               99,045
         Additional paid-in capital                          23,671,256           23,474,531
         Retained earnings                                   27,059,336           22,389,583
                                                            -----------          -----------

         Total shareholders' equity                          50,829,787           45,963,159
                                                            -----------          -----------

                                                            $72,262,224          $64,118,456
                                                            ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                        2

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                  June 30                         June 30
                                                       ----------------------------    ----------------------------

                                                            1997            1996            1997            1996
                                                            ----            ----            ----            ----
OPERATING REVENUE                                      $ 24,240,668    $ 18,969,783    $ 45,563,216    $ 35,550,619

OPERATING EXPENSES:
         Salaries, wages and benefits                     6,619,781       5,359,717      12,664,877      10,089,610
         Fuel                                             2,506,653       2,030,943       4,682,224       3,751,140
         Operations and maintenance                       1,200,198         915,778       2,436,317       1,748,352
         Insurance and claims                               711,937         792,120       1,198,681       1,410,081
         Operating taxes and licenses                       980,668         716,939       1,878,313       1,358,907
         Communications                                     125,821         111,277         256,595         234,780
         Depreciation and amortization                    2,267,287       1,829,014       4,392,883       3,417,124
         Purchased transportation                         4,852,343       3,474,231       9,025,283       6,537,113
         Miscellaneous operating expenses                   579,375         484,606       1,101,960         913,106
                                                       ------------    ------------      ----------   -------------

                                                         19,844,063      15,714,625      37,637,133      29,460,213
                                                       ------------    ------------    ------------   -------------

                  Income from operations                  4,396,605       3,255,158       7,926,083       6,090,406

OTHER INCOME (EXPENSE):
         Interest income                                      8,651           1,740          45,179           3,675
         Interest expense                                    (7,506)       (171,997)        (21,507)       (271,381)
                                                       ------------    ------------    ------------    ------------

                                                              1,145        (170,257)         23,672        (267,706)
                                                       ------------    ------------    ------------    ------------

                  Income before taxes                     4,397,750       3,084,901       7,949,755       5,822,700

INCOME TAXES                                             (1,820,000)     (1,284,000)     (3,280,000)     (2,434,000)
                                                       ------------    ------------    ------------    ------------

                  Net Income                           $  2,577,750    $  1,800,901    $  4,669,755    $  3,388,700
                                                       ============    ============    ============    ============

Net income per common share and common share
equivalent:       Primary                              $       0.26    $       0.20    $    0.46       $       0.37
                                                       ============    ============    ============    ============
                  Fully diluted                        $       0.26    $       0.19    $    0.46       $       0.37
                                                       ============    ============    ============    ============
Weighted average number of common
common shares equivalents outstanding:
                  Primary                                10,082,665       9,217,560      10,078,680       9,190,934
                                                       ============    ============    ============    ============
                  Fully diluted                          10,103,690       9,242,283      10,105,206       9,241,378
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                          -----------------------------

                                                               1997            1996
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  4,669,755    $  3,388,700
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                       4,392,883       3,567,124
         Allowance for doubtful accounts                        66,093          73,139
         Deferred income taxes                               1,773,542         581,760
Changes in assets and liabilities:
         Increase in receivables                              (685,266)     (2,556,297)
         Increase in inventories and supplies                 (111,102)        (84,365)
         (Increase) decrease in prepaid expenses              (980,611)        628,259
         Increase in other assets                             (223,162)       (361,248)
         Increase in accounts payable                        1,623,288         883,033
         Increase in accrued liabilities and
              claims accrual                                   181,146         978,817
                                                          ------------    ------------

                  Net cash provided by operating
                  activities                                10,706,566       7,098,922
                                                          ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net            (8,859,345)    (14,142,954)
                                                          ------------    ------------


                  Net cash used in investing activities   $ (8,859,345)   $(14,142,954)
                                                          ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                         ---------------------------

                                                              1997         1996
                                                              ----         ----
CASH FLOW FROM FINANCING ACTIVITIES:

         Borrowing of debt                                      --        8,855,391
         Payments of debt                                   (332,470)      (431,151)
         Decrease in accounts payable - equipment         (2,929,800)    (1,927,726)
         Proceeds from exercise of stock options             196,875           --
                                                         -----------    -----------

                  Net cash provided by (used in)
                  financing activities                    (3,065,395)     6,496,514
                                                         -----------    -----------

NET DECREASE IN CASH AND CASH
         EQUIVALENTS                                      (1,218,174)      (547,518)
CASH AND CASH EQUIVALENTS,
         beginning of period                               1,244,745        623,656
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $    26,571    $    76,138
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Equipment acquired by
                  accounts payable                       $ 2,861,234    $   925,716
                  Insurance premium financed                    --        1,101,200

         Cash Flow Information:
                  Income taxes paid                      $ 2,053,500    $ 1,335,400
                  Interest paid                               22,856        275,781

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The operating revenue of Knight Transportation, Inc. and its subsidiaries (the "Company") for the six months ended June 30, 1997, increased by 28.2% to $45.6 million from $35.6 million over the same period in 1996. For the three months ended June 30, 1997, operating revenue increased by 27.8% to $24.2 million from $19.0 million over the same period in 1996. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 33.3% to 677 tractors (including 185 owned by independent contractors) as of June 30, 1997, from 508 tractors (including 146 owned by independent contractors) as of June 30, 1996. Despite increases in revenue, the Company's revenue per mile declined to $1.22 per mile for the six months ended June 30, 1997, from $1.24 per mile for the same period in 1996 due to competitive conditions in the transportation industry.

This decrease was offset by revenue increases resulting from the growth of the Company's independent contractor program and increased equipment utilization. In addition, the revenue per mile decrease was offset by the Company's expansion of its operations with the commencement of dedicated service and regional operations near Houston, Texas, and in Indianapolis, Indiana, respectively.

Salaries, wages and benefits decreased as a percentage of operating revenue to 27.8% for the six months ended June 30, 1997, from 28.4% for the same period in 1996. For the three months ended June 30, 1997, salaries, wages and benefits decreased to 27.3% from 28.3% for the same period in 1996. These decreases were primarily the result of the increase in the ratio of independent contractors to company drivers.

Fuel expense decreased as a percentage of operating revenue to 10.3% for the six months ended June 30, 1997, from 10.6% for the same period in 1996. For the three months ended June 30, 1997, fuel expenses as a percentage of revenue decreased to 10.3% from 10.7% for the same period in 1996. Although fuel costs increased slightly for both the three and six month periods ended in 1997, the Company was able to recoup a portion of the incremental increase with the implementation of a fuel surcharge. Additionally, an increase in the Company's independent contractor fleet contributed to the decrease in the Company's cost of fuel as a percentage of revenue. Independent contractors are required to pay their own fuel costs.

Operations and maintenance expense increased as a percentage of operating revenue to 5.3% for the six months ended June 30, 1997, from 4.9% for the corresponding period in 1996. For the three months ended June 30, 1997, operation and maintenance expense as a percentage of revenue increased to 5.0% from 4.8% for the same period in 1996. These increases were the result of slightly higher maintenance costs related to the age of the Company's fleet.

Insurance and claims expense decreased as a percentage of operating revenue to 2.6% for the six months ended June 30, 1997, from 4.0% for the same period in 1996. For the three months ended June 30, 1997, insurance and claims expense decreased to 2.9% from 4.2% for the same period in 1996. These decreases were due to a reduction in insurance premium costs and a reduced amount of claims incurred during the period.

Operating taxes and licenses increased as a percentage of revenue to 4.1% for the six months ended June 30, 1997, from 3.8% for the same period in 1996. For the three months ended June 30, 1997, operating taxes and licenses increased to 4.0% from 3.8% for the same period in 1996. These increases were due to higher trailer licensing costs in California.

Communications and miscellaneous operating expenses as a percentage of revenues for both the six months and three months ended June 30, 1997, were slightly lower than the same periods in 1996.

Depreciation and amortization expense as a percentage of revenue remained constant at 9.6% for the six month periods ended June 30, 1997, and 1996. For the three months ended June 30, 1997, depreciation and amortization expense decreased as a percentage of operating revenue to 9.4% from 9.6% for the same period in 1996. This decrease was due to increased equipment utilization during the period.

Purchased transportation increased as a percentage of operating revenue to 19.8% for the six months ended June 30, 1997, from 18.4% for the same period in 1996. For the three months ended June 30,

1997, purchased transportation increased to 20.0% from 18.3% for the same period in 1996. These increases were due to the reduction in revenue per mile. Independent contractors are compensated on a mileage basis.

As a result of the above, the Company's operating ratio (operating expenses as a percentage of operating revenue) for the six months ended June 30, 1997, decreased to 82.6% from 82.9% for the same period in 1996. The Company's operating ratio for the three months ended June 30, 1997, decreased to 81.9% from 82.8% for the same period in 1996.

For both the six months and three months ended June 30, 1997, net other income (expense) decreased as a percentage of revenue compared to the same periods in 1996. These decreases were primarily a result of the application of proceeds from the Company's secondary stock offering in July 1996.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 10.2% for the six months ended June 30, 1997, compared to 9.5% for the same period in 1996 and 10.6% for the three months ended June 30, 1997, compared to 9.5% for the same period in 1996.

Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit. Net cash provided by operating activities was approximately $10.7 million for the first six months of 1997, compared to $7.1 million for the corresponding period in 1996.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $11.7 million for the first six months of 1997 compared to $15.1 million for the same period in 1996.

Net cash used in financing activities and direct financing was approximately $3.0 million for the first six months of 1997 compared to net cash provided by financing activities of $7.6 million for the same period in 1996. Net cash used in financing activities during the first six months of 1997 was the result of the Company paying cash to fund the expansion of its equipment fleet rather than drawing on its revolving line of credit as the Company did for the same period in 1996.

The Company has a $10 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate elected by the Company; the Company may elect the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At June 30, 1997, the Company had no outstanding borrowings under the revolving line of credit.

Management believes the Company has adequate liquidity to meet its current needs. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

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

Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the six months ended June 30, 1997, were not significant.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, (SFAS No. 128) Earnings Per Share, which established a new accounting principle for accounting for earnings per share. The standard is effective for fiscal year ended December 31, 1997. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. Pro forma SFAS No. 128 earnings per share are as follows:

                            Three Months Ended              Six Months Ended
                            6/30/97    6/30/96              6/30/97  6/30/96
                            -------    -------              -------  -------

         Basic EPS           .26        .20                  .47      .37
         Diluted EPS         .26        .20                  .46      .37


PART II  -  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including EEOC claims and claims for personal injury or property damage incurred in the transportation of freight. The company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

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

           Exhibit 11            Schedule of Computation of Net Income Per Share

           Exhibit 27            Financial Data Schedule

           (b)      Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended June 30, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KNIGHT TRANSPORTATION, INC.



           Date: August 12, 1997      By:  /s/ Kevin P. Knight
                                         ---------------------------------------

                                          Kevin P. Knight
                                          Chief Executive Officer




           Date: August 12, 1997      By:  /s/ Clark Jenkins
                                         ---------------------------------------
                                          Clark Jenkins
                                          Chief Financial Officer and
                                          Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

                                                                Sequentially
Exhibit No.     Description                                    Numbered Pages(1)
----------      -----------                                    --------------

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

Exhibit 11  Schedule of Computation of Net Income Per Share


Exhibit 27  Financial Data Schedule

(1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.
                                       13