Form 10-Q
period 1997-09-30
KNIGHT TRANSPORTATION INC
filed 1997-11-13
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                     Yes      X            No
                         -----------          -----------

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 12, 1997 was 9,946,615 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page Number

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997 and           1
              December 31, 1996

           Consolidated  Statements  of Income for the Three Months           3
              and Nine  Months  Ended  September  30,  1997  and
              September 30, 1996

           Consolidated Statements of Cash Flows for the Nine Months          4
              Ended September 30, 1997 and September 30, 1996

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition        6
           and Results of Operations


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  9

Item 2.    Changes in Securities                                             10

Item 3     Defaults Upon Senior Securities                                   10

Item 4.    Submission of Matters to a Vote of Security Holders               10

Item 5.    Other Information                                                 10

Item 6     Exhibits and Reports on Form 8-K                                  10

Signatures                                                                   11

Index to Exhibits                                                            13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 as of September 30, 1997 and December 31, 1996



                                      September 30, 1997       December 31, 1996
                                      ------------------       -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                $     94,482           $  1,244,745
   Accounts receivable, net                   11,403,122             10,414,133
   Inventories and supplies                      561,059                328,825
   Prepaid expenses                            1,303,245                509,085
   Deferred tax asset                          1,570,100              1,319,400
                                            ------------           ------------

         Total current assets                 14,932,008             13,816,188
                                            ------------           ------------

PROPERTY AND EQUIPMENT:
   Land and improvements                       4,297,837              4,297,837
   Buildings and improvements                    970,963                970,963
   Furniture and fixtures                      2,037,339              1,837,844
   Shop and service equipment                    998,178                859,592
   Revenue equipment                          69,390,483             55,172,272
   Leasehold improvements                        668,179                575,015
                                            ------------           ------------

                                              78,362,979             63,713,523
   Less: Accumulated depreciation            (17,625,697)           (14,186,781)
                                            ------------           ------------

PROPERTY AND EQUIPMENT, net                   60,737,282             49,526,742
OTHER ASSETS                                   1,299,109                775,526
                                            ------------           ------------

                                            $ 76,968,399           $ 64,118,456
                                            ============           ============

The accompanying notes are an integral part of these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                 as of September 30, 1997 and December 31, 1996


LIABILITIES AND SHAREHOLDERS' EQUITY       September 30, 1997  December 31, 1996
                                           ------------------  -----------------
CURRENT LIABILITIES:

     Accounts payable                             $ 4,143,071        $ 3,954,286
     Accrued liabilities                            3,115,714          2,286,099
     Claims accrual                                 3,361,805          3,040,672
     Current portion of long-term debt                 60,625            394,191
     Line of credit                                 1,500,000               --
                                                  -----------        -----------

     Total current liabilities                     12,181,215          9,675,248

LONG TERM DEBT, less current portion                     --               53,491
DEFERRED INCOME TAXES                              11,231,620          8,426,558
                                                  -----------        -----------

     Total liabilities                             23,412,835         18,155,297
                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value;
       authorized 50,000,000 shares,
       none issued and outstanding                       --                 --
     Common Stock, $0.01 par value;
       authorized 100,000,000 shares; issued
       and outstanding 9,919,896 and 9,904,500
       shares respectively                             99,199             99,045
     Additional paid-in capital                    23,681,301         23,474,531
     Retained earnings                             29,775,064         22,389,583
                                                  -----------        -----------

     Total shareholders' equity                    53,555,564         45,963,159
                                                  -----------        -----------

                                                  $76,968,399        $64,118,456
                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30

                                                     1997            1996            1997            1996
                                                     ----            ----            ----            ----

OPERATING REVENUE                                $ 25,682,179    $ 20,331,352    $ 71,245,395    $ 55,881,971
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
         Salaries, wages and benefits               7,138,729       5,800,110      19,803,606      15,889,720
         Fuel                                       2,586,702       2,124,898       7,268,926       5,876,038
         Operations and maintenance                 1,551,171       1,059,920       3,987,488       2,808,272
         Insurance and claims                         573,281         689,975       1,771,962       2,100,056
         Operating taxes and licenses               1,041,106         769,019       2,919,419       2,127,926
         Communications                               152,522         132,836         409,117         367,616
         Depreciation and amortization              2,430,082       1,986,244       6,822,965       5,403,368
         Purchased transportation                   5,015,100       3,874,059      14,040,383      10,411,172
         Miscellaneous operating expenses             552,916         515,425       1,654,876       1,428,531
                                                 ------------    ------------    ------------    ------------
                                                   21,041,609      16,952,486      58,678,742      46,412,699
                                                 ------------    ------------    ------------    ------------

                  Income from operations            4,640,570       3,378,866      12,566,653       9,469,272
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income                                2,937          30,314          48,116          33,989
         Interest expense                             (17,781)       (113,260)        (39,288)       (384,641)

                  Income before taxes               4,625,726       3,295,920      12,575,481       9,118,620

INCOME TAXES                                       (1,910,000)     (1,350,000)     (5,190,000)     (3,784,000)
                                                 ------------    ------------    ------------    ------------

                  Net Income                     $  2,715,726    $  1,945,920    $  7,385,481    $  5,334,620
                                                 ============    ============    ============    ============

Net income per common share and common share
equivalent:               Primary                $       0.27    $       0.20    $       0.73    $       0.57
                                                 ============    ============    ============    ============
                          Fully diluted          $       0.27    $       0.20    $       0.73    $       0.56
                                                 ============    ============    ============    ============

Weighted average number of common share
and common share equivalents outstanding:
                          Primary                  10,107,725       9,892,956      10,089,113       9,429,034
                                                 ============    ============    ============    ============
                          Fully diluted            10,128,815       9,915,879      10,127,936       9,447,436
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                          Nine Months Ended
                                                            September 30,
                                                   -----------------------------

                                                        1997            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $  7,385,481    $  5,334,620
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                6,901,367       5,628,368
         Allowance for doubtful accounts                 95,245        (197,745)
         Deferred income taxes                        2,554,362         977,809
Changes in assets and liabilities:
         Increase in receivables                     (1,084,234)     (2,533,383)
         Increase in inventories and supplies          (232,234)         15,369
         (Increase) decrease in prepaid expenses       (794,160)        901,484
         Increase in other assets                      (549,378)       (519,462)
         Increase in accounts payable                   970,567        (320,943)
         Increase in accrued liabilities and
              claims accrual                          1,150,748       1,194,121
                                                   ------------    ------------

                  Net cash provided by operating
                  activities                         16,397,764      10,480,238
                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net    (15,938,094)    (18,540,705)
                                                   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                          Nine Months Ended
                                                             September 30,
                                                    ----------------------------

                                                         1997           1996
                                                         ----           ----
CASH FLOW FROM FINANCING ACTIVITIES:

    Borrowing of debt                                  1,500,000           --
    Payments of debt                                    (387,057)    (3,783,048)
    Decrease in accounts payable - equipment          (2,929,800)    (1,927,726)
    Proceeds from exercise of stock options              206,924           --
    Proceeds from issuance of common stock                  --       13,690,809
                                                    ------------   ------------

             Net cash provided by (used in)
             financing activities                     (1,609,933)     7,980,035
                                                    ------------   ------------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                       (1,150,263)       (80,432)
CASH AND CASH EQUIVALENTS,
    beginning of period                                1,244,745        623,656
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS, end of period            $     94,482   $    543,224
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES:

    Noncash investing and financing transactions:
             Equipment acquired by
                accounts payable                    $  2,148,018   $    894,836
             Insurance premium financed                     --        1,101,200

    Cash Flow Information:
             Income taxes paid                      $  2,984,637   $  2,454,144
             Interest paid                                40,926        392,173

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The operating revenue of the Company for the nine months ended September 30, 1997, increased by 27.4% to $71.2 million from $55.9 million over the same period in 1996. For the three months ended September 30, 1997, operating revenue increased by 26.6% to $25.7 million from $20.3 million over the same period in 1996. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 36.3% to 732 tractors (including 191 owned by independent contractors) as of September 30, 1997, from 537 tractors (including 147 owned by independent contractors) as of September 30, 1996. Despite increases in revenue, the Company's revenue per mile declined to $1.21 per mile for the nine months ended September 30, 1997, from $1.24 per mile for the same period in 1996 due to competitive conditions in the transportation industry.

Salaries, wages and benefits decreased as a percentage of operating revenue to 27.8% for the nine months ended September 30, 1997, from 28.4% for the same period in 1996. For the three months ended September 30, 1997, salaries, wages and benefits decreased to 27.8% from 28.5% for the same period in 1996. These decreases were primarily the result of the increase in the ratio of tractors to non-driving employees.

Fuel expense decreased as a percentage of operating revenue to 10.2% for the nine months ended September 30, 1997, from 10.5% for the same period in 1996. For the three months ended September 30, 1997, fuel expenses as a percentage of revenue decreased to 10.1% from 10.5% for the same period in 1996. These decreases were the result of lower fuel costs and an increase in the Company fleet's miles per gallon.

Operations and maintenance expense increased as a percentage of operating revenue to 5.6% for the nine months ended September 30, 1997, from 5.0% for the corresponding period in 1996. For the three months ended September 30, 1997, operation and maintenance expense as a percentage of revenue increased to 6.0% from 5.2% for the same period in 1996. These increases were the result of slightly higher maintenance costs related to the age of the Company's fleet and as a result of the decrease in the revenue per mile.

Insurance and claims expense decreased as a percentage of operating revenue to 2.5% for the nine months ended September 30, 1997, from 3.8% for the same period in 1996. For the three months ended September 30, 1997, insurance and claims expense decreased to 2.2% from 3.4% for the same period in 1996. These decreases were due to a reduction in insurance premium costs and a reduced amount of claims incurred during the period.

Operating taxes and licenses increased as a percentage of revenue to 4.1% for the nine months ended September 30, 1997, from 3.8% for the same period in 1996. For the three months ended September 30, 1997, operating taxes and licenses increased to 4.0% from 3.8% for the same period in 1996. These increases were due to higher trailer licensing costs in the state of California and as a result of the decrease in the revenue per mile.

Communications and miscellaneous operating expenses as a percentage of revenues for both the nine months and three months ended September 30, 1997, were slightly lower than for the same periods in 1996.

Depreciation and amortization expense decreased as a percentage of revenue to 9.6% for the nine month periods ended September 30, 1997, from 9.7% for the same period in 1996. For the three months ended September 30, 1997, depreciation and amortization expense decreased as a percentage of operating revenue to 9.5% from 9.8% for the same period in 1996. These decreases were due to increased utilization during the period of the Company's fixed overhead.

Purchased transportation increased as a percentage of operating revenue to 19.7% for the nine months ended September 30, 1997, from 18.6% for the same period in 1996. For the three months ended September 30, 1997, purchased transportation increased to 19.5% from 19.1% for the same period in 1996. These increases were due to the reduction in revenue per mile. Independent contractors are compensated on a mileage basis.

As a result of the above, the Company's operating ratio (operating expenses as a percentage of operating revenue) for the nine months ended September 30, 1997, decreased to 82.4% from 83.1% for the same period in 1996. The Company's operating ratio for the three months ended September 30, 1997, decreased to 81.9% from 83.4% for the same period in 1996.

For both the nine months and three months ended September 30, 1997, net other income (expense) decreased as a percentage of revenue compared to the same periods in 1996. These decreases were primarily the result of the application of proceeds from the Company's secondary stock offering in July 1996 to reduce debt.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 10.4% for the nine months ended September 30, 1997, compared to 9.5% for the same period in 1996 and 10.6% for the three months ended September 30, 1997, compared to 9.6% for the same period in 1996.


Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit. Net cash provided by operating activities was approximately $16.4 million for the first nine months of 1997, compared to $10.5 million for the corresponding period in 1996.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $18.1 million for the first nine months of 1997 compared to $19.4 million for the same period in 1996.

Net cash used in financing activities and direct financing was approximately $1.6 million for the first nine months of 1997 compared to net cash provided by financing activities of $8.0 million for the same period in 1996. Net cash used in financing activities during the first nine months of 1997 resulted from the Company funding the expansion of its equipment fleet from internally generated funds rather than using external financing as the Company did for the same period in 1996.

The Company has a $10 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate elected by the Company; the Company may elect a rate based on London Interbank Offered Rate (LIBOR) or the prime rate. At September 30, 1997, the Company had $1.5 million borrowed under the revolving line of credit.

Management believes the Company has adequate liquidity to meet its current needs. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.


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


Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the nine months ended September 30, 1997, were not significant.


Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, (SFAS No. 128) Earnings Per Share. The standard is effective for fiscal year ended December 31, 1997. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. Pro forma SFAS No. 128 earnings per share are as follows:

                           Three Months Ended      Nine Months Ended
                           9/30/97    9/30/96      9/30/97   9/30/96
                           -------    -------      -------   -------

     Basic EPS               .27        .20          .74       .57
     Diluted EPS             .27        .20          .73       .57



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including EEOC claims, and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

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

            Exhibit 10.4.1 Modification agreement by Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank, N.A., and Knight Transportation, Inc., and Quad K Leasing, Inc.

            Exhibit 11            Schedule  of  Computation  of Net  Income  Per
                                  Share

            Exhibit 27            Financial Data Schedule

            (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three month period ended September 30, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KNIGHT TRANSPORTATION, INC.



          Date:  November 12, 1997   By: /s/ Kevin P. Knight
                                         ---------------------------------------
                                         Kevin P. Knight
                                         Chief Executive Officer




          Date:  November 12, 1997   By: /s/ Clark Jenkins
                                         ---------------------------------------
                                         Clark Jenkins
                                         Chief Financial Officer and
                                         Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


                                                                                Sequentially
Exhibit No.           Description                                             Numbered Pages(1)
----------            -----------                                             -----------------

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

Exhibit 10.4.1        Modification  agreement  by Wells  Fargo Bank,
                      N.A.,   as   successor   by  merger  to  First
                      Interstate     Bank,    N.A.,    and    Knight
                      Transportation, Inc., and Quad K Leasing, Inc.

Exhibit 11            Schedule  of  Computation  of Net  Income  Per
                      Share

Exhibit 27            Financial Data Schedule


(1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.
                                       13