Form 10-K
period 1997-12-31
KNIGHT TRANSPORTATION INC
filed 1998-03-30
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1998, was $120,409,586 (based upon $28.25 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 4, 1998 was 9,951,809.

The Information Statement for the Annual Meeting of Shareholders to be held on May 13, 1998 is incorporated into this Form 10-K Part III by reference.

                                TABLE OF CONTENTS
                           KNIGHT TRANSPORTATION, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1997


                                                                                                  Pages
                                                                                                  -----
PART I.
         Item 1.    Business.....................................................................    1
         Item 2.    Properties...................................................................    6
         Item 3.    Legal Proceedings............................................................    7
         Item 4.    Submission of Matters to a Vote of Security Holders..........................    7

PART II.
         Item 5.    Market for Company's Common Equity and Related Shareholder Matters...........    8
         Item 6.    Selected Financial Data......................................................    8
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................    9
         Item 7A    Quantitative and Qualitative Disclosures About Market Risk...................   16
         Item 8.    Financial Statements and Supplementary Data..................................   17
         Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure..........   17

PART III.
         Item 10.   Directors and Executive Officers of the Company..............................   17
         Item 11.   Executive Compensation.......................................................   17
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   18
         Item 13.   Certain Relationships and Related Transactions...............................   18

PART IV.
         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   18

SIGNATURES.......................................................................................   21

INDEX TO EXHIBITS

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

General

                  Knight Transportation, Inc. ("Knight" or the "Company") is a short-to-medium haul, dry van truckload carrier headquartered in Phoenix, Arizona. The Company transports general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities. The Company provides truckload carrier service to the Western United States out of its Phoenix, Arizona headquarters, in the Texas and Louisiana region through its facility in Katy, Texas, and in the Midwest and on the East Coast through its facility in Indianapolis, Indiana.

                  The Company commenced operations in July 1990, when Kevin, Gary and Keith Knight joined Randy Knight to establish a new short-to-medium haul truckload carrier. The Company's stock has been publicly traded since October 1994. From 1992 to 1997, Knight's revenue has grown to $99.4 million from $19.6 million, and net income has increased to $10.3 million from $1.9 million. This growth resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet.

Operations

                  Knight's operating strategy focuses on four key elements: growth, regional operations, customer service, and operating efficiencies.

                  o Growth. Knight's objective is to achieve significant growth through the controlled expansion of high quality service to existing customers and the development of new customers in its expanded market areas. The Company has developed an independent contractor program to increase its tractor fleet and provide additional service to customers, while minimizing capital investment by the Company. The Company believes that there are significant opportunities to continue to increase its business in the short-to-medium haul market by pursuing existing strategies and expanding its dedicated services.

                  o Regional Operations. The Company's headquarters facilities in Phoenix, Arizona allow it to serve the Western region of the United States. The Company has established operations near Houston, Texas to serve customers in the Texas and Louisiana region and in Indianapolis, Indiana, from which it provides regional and dedicated service in the Midwest and on the East Coast. Knight anticipates that its three regional operating bases will provide a platform for future growth.

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

                  o Operating Efficiencies. The Company employs a number of strategies that it believes are instrumental to its efforts to achieve and maintain operating efficiencies. Knight seeks to maintain a simplified operation that focuses on operating dry vans in particular geographical and shipping markets. This approach allows the Company to concentrate its marketing efforts to achieve higher penetration of its targeted service areas. The Company seeks operating economies by purchasing a generally compatible fleet of tractors and trailers that facilitates Knight's ability to serve a broad range of customer needs and thereby maximizes equipment utilization and efficiencies in equipment maintenance and positioning.

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

                  Knight has a diversified customer base. For the year ended December 31, 1997, the Company's 25 largest customers represented 51.1% of operating revenue; its ten largest customers represented 32.9% of operating revenue; and its five largest customers represented 23.0% of the Company's operating revenue. The Company believes that a substantial majority of the Company's 25 largest customers regard Knight as a preferred or "core carrier." Most of the Company's truckload carriage contracts are cancelable on 30 days notice. The loss of one or more large customers could have a materially adverse effect on the Company's operating results.

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

                  Knight's standard dedicated fleet services also involve management of a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, the Company provides drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department. The Company's primary arrangements for dedicated services in the Houston area obligate the Company to provide a portion of its customer's transportation needs from one of the customer's distribution centers. The Company furnishes these services through Company provided revenue equipment and drivers.

                  Each of the Company's two regional operations centers is linked to the Company's Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance the Company's operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit the Company to respond promptly and accurately to customer requests. The system also assists the Company in matching available equipment and loads. The Company provides electronic data interchange ("EDI") services to shippers requiring such service.

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

                  Knight's drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to the Company's customers. Drivers participate in Knight's 401(k) program and in Company-sponsored health, life and dental plans. Knight's drivers and other employees who meet eligibility criteria also participate in a stock option plan and a cash employee incentive program.

                  As  of  December  31,  1997,   Knight  employed  906  persons,
including 736 drivers and 26 maintenance personnel. None of the Company's employees is represented by a labor union.

                  The Company also maintains an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides the Company an alternate method of obtaining additional revenue equipment. The Company intends to continue its use of independent contractors. As of December 31, 1997, the Company had 192 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. The Company provides trailers for each independent contractor. The Company also provides maintenance services for its independent contractors for a charge.

Revenue Equipment

                  The Company operates a fleet of 53-foot long, high cube trailers, including 50 refrigerated trailers and 15 flatbed trailers in its fleet as of March 4, 1998. The efficiency and flexibility provided by its fleet configurations permit the Company to handle both high volume and high weight shipments. Knight's fleet configuration also allows the Company to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. Knight maintains a high trailer to tractor ratio, targeting a ratio of 2.7 to 1. Management believes maintaining this ratio promotes efficiency and allows it to serve a large variety of customers' needs without significantly changing or modifying equipment.

                  Levels of growth in the Company's tractor and trailer fleets are based on market conditions, and the Company's experience and expectations regarding equipment utilization. In acquiring revenue equipment, the Company considers a number of factors, including economy, price, technology, warranty terms, manufacturer support, driver comfort and resale value. As of December 31, 1997, the Company operated 580 company tractors with an average age of 1.3 years and 2,112 trailers with an average age of 2.2 years. The Company also had under contract, as of December 31, 1997, 192 tractors, operated by independent contractors.

                  The Company seeks to minimize the operating costs of its tractors and trailers by maintaining a relatively new fleet featuring cost saving technologies. The Company's current policy is to replace most of its tractors within 36 months after the date of purchase and replace its trailers over a five to seven year period. Actual replacement depends upon the condition of particular equipment, its resale value and other factors. The Company employs a continuous preventive maintenance program designed to minimize equipment down time, facilitate customer service, and enhance trade value when equipment is replaced. The Company believes that its equipment acquisition program allows it to meet the needs of a wide range of customers in the dry van truckload market while, at the same time, controlling costs relating to maintenance, driver training and operations.

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

                  The Company requires prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires the Company's drivers to obtain national commercial drivers' licenses pursuant to regulations promulgated by the DOT. The DOT also requires that the Company implement a drug and alcohol testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, pre- and post-accident drug testing.

                  The Company's Chief Financial Officer and Vice President of Human Resources and Administration are responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage up to a maximum limit of $100,000 per occurrence, for collision, comprehensive, and cargo liability up to a combined limit of $12,500 per occurrence, and for workers' compensation up to $250,000 per occurrence. The Company maintains insurance to cover liabilities in excess of these amounts. The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence and $2,000,000 in the aggregate; automobile liability coverage up to $1,000,000 per occurrence; cargo insurance up to $2,500,000 per occurrence; and additional umbrella liability coverage up to $20,000,000. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of the Company's self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the Company's balance sheet. Management believes that the Company's insurance coverages are adequate to protect the Company from significant losses.

Competition

                  The entire trucking industry is highly competitive and fragmented. The Company competes primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based on freight rates, service, and efficiency. The Company also competes with other motor carriers for the services of drivers and independent contractors. A number of the Company's competitors have greater financial resources, own more equipment, and carry a larger volume of freight than the Company. The Company believes that the principal competitive factors in its business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. Knight, in addressing its markets, believes that its principal competitive strength is its ability to provide timely, flexible and cost-efficient service to shippers. In general, increased competition has created downward pressure on rates and increased the need to provide higher levels of service to customers.

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

                  The  Company's  motor carrier  operations  are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. The Company has initiated programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs an internal environmental review so that the Company can achieve environmental compliance and avoid environmental risk. The Company's Phoenix facility was designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company has rarely transported environmentally hazardous substances and, to date, has experienced no significant claims for hazardous substance shipments. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

                  The Company's operations involve certain inherent environmental risks. The Company has installed a fuel island at its Phoenix, Arizona headquarters and maintains above-ground bulk fuel storage to provide fuel for this facility. The Company's Phoenix bulk fuel storage facility has been designed to minimize environmental risk. There are two underground storage tanks located on the Company's Indianapolis property. The tanks are subject to regulation under both federal and state law and are currently being leased to and operated by an independent, third party fuel distributor. The Company assumed the lessor's interest in the lease, in connection with its purchase of the property. The lessee has agreed to carry environmental impairment liability insurance, naming the Company, as lessor, as an insured, covering the spillage, seepage or other loss of petroleum products, hazardous wastes, or similar materials onto the leased premises and has agreed to indemnify the Company, as lessor, against damage from such occurrences. The Indianapolis property is located approximately 0.1 mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of the Company's Indianapolis property that have known contamination. Environmental reports obtained by the Company have disclosed no evidence that activities on the Company's Indianapolis property have caused or contributed to the area contamination.

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

Item 2.  Properties

                  The Company's headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 45 acres. The Company owns approximately 35 acres and the remaining 10 acres are leased from Mr. L. Randy Knight, an officer and director of the Company and one of its principal shareholders. See "Certain Relationships and Related Transactions," below, for additional information.

                  In October 1997, the Company completed construction of a bulk fuel storage facility and fueling islands based at its Phoenix headquarters to obtain greater operating efficiencies. The Company also commenced expansion of its headquarters facilities. The Company estimates the expansion of its headquarters facilities will be completed by June 1998.

                  The Company owns and operates a 9.5 acre regional facility in Indianapolis, Indiana. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion, and will serve as a base for the Company's operations in the Midwest. The Company is presently planning the expansion of that facility.

                  The Company's operations near Houston are currently located on the premises of one of the Company's significant customers, for whom it provides dedicated services. These facilities also support the Company's non-dedicated operations in the Texas and Louisiana region. The Company is seeking a separate location in the Houston area for its regional services headquarters.

                  The Company leases office facilities in California, Oklahoma and Utah, which it uses for fleet maintenance, record keeping and general operations. The Company is in the process of purchasing property in Fontana, California to serve as a trailer drop and dispatching facility to support the Company's operations in California. The Company also leases space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

                  As of December 31, 1997, the Company's aggregate monthly rent for all leased properties was approximately $28,000.

                  The Company believes that its current facilities and those under expansion are suitable and adequate for its present needs. The Company periodically seeks to improve its facilities or identify new favorable locations. The Company has not encountered any significant impediments to the location or addition of new facilities.

Item 3.  Legal Proceedings

                  The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including EEO claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. See "Business -- Safety and Risk Management." It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1997.

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

                                                  High          Low
                                                  ----          ---
                  1996
                  ----
                  First Quarter                  $16.25        $13.13
                  Second Quarter                 $20.50        $15.00
                  Third Quarter                  $22.50        $18.25
                  Fourth Quarter                 $24.88        $18.63

                  1997
                  ----
                  First Quarter                  $25.25        $18.75
                  Second Quarter                 $28.50        $20.50
                  Third Quarter                  $28.75        $21.50
                  Fourth Quarter                 $32.00        $22.75

                  As of March 4, 1998, the Company had 63 shareholders of record and approximately 1,100 beneficial owners in security position listings of its common stock.

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

Item 6.  Selected Financial Data

                  The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

                                                           Years Ended December 31,
                                            1997        1996         1995         1994         1993
                                            ----        ----         ----         ----         ----
                                          (Dollar amounts in thousands, except per share amounts and operating data)
Statements of Income Data:
--------------------------
Operating revenue                        $ 99,428     $ 77,504     $ 56,170     $ 37,543     $ 26,381
Operating expenses                         81,948       64,347       45,569       29,431       21,255
Income from operations                     17,480       13,157       10,601        8,112        5,126
Net interest expense and other                (18)        (346)        (196)        (734)        (844)
Income before income taxes                 17,462       12,810       10,406        7,378        4,282
Net income                                 10,252        7,510        5,806        4,094        2,447
Diluted Net income per share (1)             1.01          .78          .64          .49          .30
Balance Sheet Data (at End of Period):
--------------------------------------
Working capital (deficit)                $  2,044     $  4,141     $   (293)    $  1,761     $   (787)
Total assets                               82,690       64,118       43,099       32,588       24,651
Long-term obligations, net of current        --             53          981        2,117        9,208
Shareholders' equity                       56,798       45,963       24,732       18,903        5,179
Operating Data (Unaudited):
---------------
Operating ratio(2)                           82.4%        83.0%        81.1%        78.4%        80.6%
Average revenue per mile                 $   1.22     $   1.24     $   1.26     $   1.29     $   1.22
Average length of haul (miles)                500          489          494          482          472
Empty mile factor                             9.6%         9.6%        10.3%        10.1%        11.8%
Tractors operated at end of period(3)         772          575          425          291          199
Trailers operated at end of period          2,112        1,529        1,044          639          489

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction.

         Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," "may," "could" and "likely" and variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences


--------
         (1) Net income per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         (2) Operating expenses as a percentage of operating revenue.

         (3) Includes 192 independent contractor operated vehicles at December 31, 1997; 158 independent contractor operated vehicles at December 31, 1996; 115 independent contractor operated vehicles at December 31, 1995; and 29 independent contractor operated vehicles at December 31, 1994.

include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results," as well as those discussed in this Item and elsewhere in this Annual Report.

General

         The following discussion of the Company's financial condition and results of operations for the three-year period ended December 31, 1997, should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

         Knight was incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 1997, the Company's operating revenue grew at a 38.4% compounded annual rate, while net income increased at a 48.9% compounded annual rate.

         The Company has established regional operations in Phoenix, Arizona, Indianapolis, Indiana, and Katy, Texas. The Company's headquarters facilities in Phoenix, Arizona, serve the Western United States. The Company's operations in Indianapolis allow the Company to serve customers in the Midwest and on the East Coast and provide a platform for the expansion of the Company's operations in those regions. The Company's operations in Katy, Texas were undertaken to provide dedicated service to a large customer and to provide a base for the expansion of operations in the Texas and Louisiana regions.

         The Company initiated an independent contractor program in 1994. As of December 31, 1997, the Company had 192 tractors owned and operated by independent contractors. As a result of the increase in the use of independent contractors, the Company has experienced a decrease in salaries, wages and benefits, fuel and maintenance, and other expenses, as a percentage of operating revenue, and a corresponding increase in purchased transportation as a percentage of operating revenue. Purchased transportation represents the amount an independent contractor is paid to haul freight for the Company on a mutually agreed to per-mile basis. The Company's decision to focus fleet expansion on independent contractors was based on such factors as the Company's reduced capital requirements, since the independent contractors provide their own tractors, the lower turnover rate that the Company has experienced with independent contractors, and the Company's success in attracting qualified independent contractors.

Results of Operations

         The following table sets forth the percentage relationships of the Company's expense items to operating revenue for the three-year period indicated below:

                                                    Years ended December 31,
                                                    ------------------------
                                                   1997       1996       1995
                                                   ----       ----       ----
          Operating revenue .................     100.0%     100.0%     100.0%
                                                  -----      -----      -----

          Operating expenses:
             Salaries, wages and benefits ...      28.2       28.7       29.1
             Fuel ...........................      10.2       10.2       10.9
             Operations and maintenance .....       5.6        5.2        6.6
             Insurance and claims ...........       2.5        3.6        3.7
             Operating taxes and licenses ...       4.1        3.9        3.8
             Communications .................        .6         .6         .5
             Depreciation and amortization ..       9.6        9.7        9.7
             Purchased transportation .......      19.2       18.6       14.0
             Miscellaneous operating expenses       2.4        2.5        2.8
                                                  -----      -----      -----
                   Total operating expenses .      82.4       83.0       81.1
                                                  -----      -----      -----
          Income from operations ............      17.6       17.0       18.9

          Net interest expense ..............      --           .5         .4
                                                  -----      -----      -----
          Income before income taxes ........      17.6       16.5       18.5

          Income taxes ......................       7.3        6.8        8.2
                                                  -----      -----      -----
          Net Income ........................      10.3%       9.7%      10.3%
                                                  =====      =====      =====

Fiscal 1997 Compared to Fiscal 1996

         Operating revenue increased by 28.3% to $99.4 million in 1997 from $77.5 million in 1996. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1997 compared to 1996. The Company's fleet increased by 34.3% to 772 tractors (including 192 owned by independent contractors) as of December 31, 1997 from 575 tractors (including 158 owned by independent contractors) as of December 31, 1996. Average revenue per mile declined to $1.22 per mile for the year ended December 31, 1997 from $1.24 per mile for the same period in 1996, reflecting continued pressure on rates and increased competition in all of the Company's operating regions. Equipment utilization averaged 121,459 miles per tractor in 1997, down slightly when compared to an average of 121,960 miles per tractor in 1996. This change reflects increased competition in the short-to-medium truckload carrier business.

         Salaries, wages and benefits expense decreased as a percentage of operating revenue to 28.2% for 1997 from 28.7% for 1996 primarily as the result of the increase in the ratio of tractors to non-driving employees. This ratio measures productivity and efficiency of non-driving personnel. The Company records accruals for workers' compensation as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits expenses in its consolidated statements of income.

         Fuel expense remained constant as a percentage of operating revenue at 10.2% for both 1997 and 1996.

         Operations and maintenance expense increased as a percentage of operating revenue to 5.6% for 1997 from 5.2% in 1996. This increase was the result of lower revenue per mile and the decrease in the number of independent contractors as a percentage of the Company's entire fleet to 24.8% in 1997, compared to 27.5% in 1996.

         Insurance and claims expense decreased as a percentage of operating revenue to 2.5% for 1997 compared to 3.6% for 1996. This decrease resulted from lower insurance premiums and a decrease in the Company's accident rate.

         Operating taxes and license expense increased slightly as a percentage of operating revenue to 4.1% for 1997 from 3.9% for 1996. The increase resulted primarily from the increased cost associated with the licensing of trailers for use in states with higher licensing fees.

         Communications expenses remained constant, with no significant change taking place in 1997 compared to 1996.

         Depreciation and amortization expense decreased slightly to 9.6% for 1997 from 9.7% in 1996. The small decrease resulted from an increase in revenue being generated at each of the Company's facilities and the absence of large expenditures for any additional facilities.

         Purchased transportation expense increased to 19.2% in 1997 from 18.6% in 1996 due to the decrease in the Company's revenue per mile. Independent contractors are compensated at a fixed rate per mile.

         Miscellaneous operating expenses remained steady, with no significant change taking place in 1996.

         As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenue) was 82.4% for 1997, compared to 83.0% for 1996.

         Net interest expense decreased as a percentage of operating revenue to less than 0.1% for 1997 from 0.5% in 1996 as a result of the application of the proceeds from the Company's secondary stock offering in July 1996, which were used to reduce debt and to purchase revenue equipment.

         Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expense increased as a percentage of revenue to 7.3% for the year ended December 31, 1997 from 6.8% for the year ended December 31, 1996 primarily due to the lower revenue per mile.

         As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 10.3% in 1997, compared to 9.7% in 1996.

Fiscal 1996 Compared to Fiscal 1995

         Operating revenue increased by 38.0% to $77.5 million in 1996 from $56.2 million in 1995. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1996 compared to 1995. The Company's fleet increased by 35.3% to 575 tractors (including 158 owned by independent contractors) as of December

31, 1996 from 425 tractors (including 115 owned by independent contractors) as of December 31, 1995. Average revenue per mile declined to $1.24 per mile for the year ended December 31, 1996 from $1.26 per mile for the same period in 1995. Equipment utilization averaged 121,960 miles per tractor in 1996, compared to an average of 120,714 miles per tractor in 1995. The decrease in revenue per mile was the result of increased competition in the Western United States, coupled with increased competition in the Company's new operating regions in the Midwest and in Texas and Louisiana.

         Salaries, wages and benefits expense decreased as a percentage of operating revenue to 28.7% for 1996 from 29.1% for 1995, primarily as the result of the increase in the ratio of independent contractors to Company drivers. The Company records accruals for workers' compensation as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits expenses in its consolidated statements of income.

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

         Purchased transportation expense increased to 18.6% in 1996 from 14.0% in 1995 due to an increase in the Company's use of independent contractors to 158 as of December 31, 1996, from 115 as of December 31, 1995.

         Miscellaneous operating expenses remained steady, with no significant change taking place in 1996.

         As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenue) for 1996 was 83.0% as compared to 81.1% for 1995.

         Net interest expense remained constant as a percentage of operating revenue at 0.5% in 1996 compared to 0.4% in 1995 as a result of the application of the proceeds from the Company's initial and secondary stock offerings, respectively, to reduce debt and to purchase revenue equipment.

         Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expense decreased as a percentage of revenue to 6.8% for the year ending December 31, 1996, from 8.2% for the year ended December 31, 1995, primarily due to the Company discontinuing reimbursements to drivers for non-deductible meals and other expenses. The reduction in reimbursed expenses to drivers was offset by an increase in driver compensation.

         As a result of the preceding changes, the Company's net income as a percentage of operating revenues was 9.7% in 1996 compared to 10.3% for 1995.

Liquidity and Capital Resources

         The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases, the Company's line of credit, and the Company's initial and secondary public offerings in 1994 and 1996, respectively. Net cash provided by operating activities totaled approximately $23.6 million, $14.3 million and $10.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled approximately $26.3 million, $24.8 million and $13.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company anticipates that capital expenditures, net of trade-ins, will be approximately $28 million for 1998, to be used primarily to acquire new revenue equipment to expand the Company's fleet, to upgrade existing facilities, and to acquire additional facilities.

         Net cash used in financing activities and net direct equipment financing was approximately $.8 million for the year ended December 31, 1997. Net cash provided by financing activities and net direct equipment financing was $8.3 million for the year ended December 31, 1996. Net cash used in financing activities and net direct equipment financing was approximately $.7 million for the year ended December 31, 1995. These changes were due to the Company's ability to offset the cost of purchasing revenue equipment with the proceeds of the Company's secondary stock offering.

         The Company maintains a $10 million revolving line of credit with its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions is not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR plus .625%), or the prime rate. At December 31, 1997, and March 10, 1998, the Company had $2,000,000 in borrowings under its revolving line of credit.

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

Inflation

         Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during 1997, 1996 and 1995 generally were not significant.

Year 2000 Capabilities.

         The Company's computer systems are Year 2000 compliant, or will be made Year 2000 compliant within the next 18 months. Neither the "Year 2000 issue" nor the financial effects of any reviews, testing, or modifications the Company may undertake in response to that issue are expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. At this time, the Company is unable to determine whether the impact of the "Year 2000 issue" on its customers or suppliers will affect the Company.

Recently Issued Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. In management's opinion, the adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. In management's opinion, the adoption of SFAS No. 131 will not have a material impact on the Company's reported financial position or results of operations.

Factors That May Affect Future Results

         A number of factors over which the Company has little or no control may affect the Company's future results. Fuel prices, insurance costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment and customers' business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or increases in insurance costs or liability claims, to the extent not offset by increases in freight rates, would reduce the Company's profitability. Although the Company's independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers or a downturn in customers' business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future the Company could be required to adjust its driver compensation package, which could affect the Company's profitability if not offset by an increase in rates. The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays or the unavailability of independent contractors) could restrict future growth. If the resale value of the Company's revenue equipment were to decline, the Company could be forced to retain some of its equipment longer, with a resulting increase in operating expenses for maintenance and repairs.

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

         Currently,   a  significant   portion  of  the  Company's  business  is
concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a significant portion of its revenues from markets in the Texas and Louisiana regions and the Midwest and on the East Coast in the near future, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Business -- Operations and Marketing and Customers."

         The Company has established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence regional service in the Texas and Louisiana regions and initiated operations in Indianapolis, Indiana, in order to access markets in the Midwest and on the East Coast. These operations will require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. These initiatives represent the first established operations of the Company in markets outside of its primary regional operations in the Western United States. Should the growth in the Company's operations near Houston, Texas or in Indianapolis, Indiana slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its Western United States markets. There can be no assurance that the Company's regional operating strategy as employed in the Western United States, can be duplicated successfully or that it will not take longer than expected or require a more substantial financial commitment than anticipated in order for the Company to generate positive operating results in these new markets.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

         Pursuant to Financial Accounting Reporting Release Number 48 issued by the Securities and Exchange Commission in January 1997, the Company is required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. The Company has elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

         The Company has not had occasion to use derivative financial instruments for risk management purposes and does not use them for either speculation or trading. Because the Company's operations are confined to the United States, the Company is not subject to foreign currency risk.

         The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material adverse effect on the Company's financial condition, based on the level of debt carried by the Company as of December 31, 1997. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

         The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix, Arizona and Indianapolis facilities which enable it to purchase fuel at "rack" prices, saving pumping charges. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to customers through rate increases, such increases could adversely affect the Company's results of operations.

Item 8.     Financial Statements and Supplementary Data

         The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1997, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages 25 through 39, below.

Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure

         None.



                                    PART III

Item 10.    Directors And Executive Officers of The Company

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1998 Annual Meeting of Shareholders to be held May 13, 1998.

Item 11.    Executive Compensation

         The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1998 Annual Meeting of Shareholders to be held May 13, 1998.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1998 Annual Meeting of Shareholders to be held May 13, 1998.

Item 13.     Certain Relationships and Related Transactions

         The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1998 Annual Meeting of Shareholders to be held May 13, 1998.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages 25 through 39, below.

         1.       Consolidated Financial Statements:

                  Knight Transportation, Inc. and Subsidiaries

                  Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements

         2. Consolidated Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of Item 14:

         Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

         3.       Exhibits:

         The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (c), below, and at the Exhibit Index beginning at page 40.

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

(c)      Exhibits:

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:


       Exhibit
       Number          Description
       ------          -----------

         3.1           Restated   Articles  of  Incorporation  of  the  Company.
                       (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-83534.)
         3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the period ending December 31, 1996).
         4.1 Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
         4.2 Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
        10.1           Purchase and Sale Agreement and Escrow  Instructions (All
                       Cash) dated as of March 1, 1994, between Randy Knight, the Company, and Lawyers Title of Arizona. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 33-83534.)

       10.1.1 Assignment and First Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)
       10.1.2 Second Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to
                       Exhibit 10.1.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)
        10.2 Net Lease and Joint Use Agreement between Randy Knight and the Company dated as of March 1, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 33-83534.)
       10.2.1* Assignment and First Amendment to Net Lease and Joint Use Payment between L. Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor's interest to the R. K. Trust).
       10.2.2* Second Amendment to Net Lease and Joint Use Agreement between L. Randy Knight, as Trustee of the R.K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997.
        10.3 Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona limited liability company. (Incorporated by reference to
                       Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)
        10.4 Loan Agreement and Revolving Promissory Note each dated March, 1996 between First Interstate Bank of Arizona, N.A. and Knight Transportation, Inc. and Quad K Leasing, Inc. (superseding prior credit facilities) (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-K for the period ending December 31, 1996).
       10.4.1* Modification Agreement between Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank of Arizona, N.A., and the Company and Quad-K Leasing, Inc.
                       dated as of May 15, 1997.
        10.5 Amended and Restated Knight Transportation, Inc. Stock Option Plan, dated as of February 10, 1998. (Incorporated by reference to Exhibit 1 to the Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)
        10.6 Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G.D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-K for the period ending December 31, 1996).
        10.7 Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc.
                       (Incorporated   by  reference  to  Exhibit  10.7  to  the
                       Company's report on Form 10-K for the period ended December 31, 1995.)

        10.8           Purchase  Agreement and Escrow  Instructions  dated as of
                       July 13, 1995, between the Company,  Swift Transportation
                       Co.,   Inc.   and  United   Title   Agency  of   Arizona.
                       (Incorporated   by  reference  to  Exhibit  10.8  to  the
                       Company's  report  on  Form  10-K  for the  period  ended
                       December 31, 1995.)
       10.8.1          First   Amendment  to  Purchase   Agreement   and  Escrow
                       Instructions.   (Incorporated  by  reference  to  Exhibit
                       10.8.1  to the  Company's  report  on Form  10-K  for the
                       period ended December 31, 1995.)
        10.9           Purchase  and Sale  Agreement  dated as of  February  13,
                       1996,  between the Company and RR-1 Limited  Partnership.
                       (Incorporated   by  reference  to  Exhibit  10.9  to  the
                       Company's  report  on  Form  10-K  for the  period  ended
                       December 31, 1995.)
        21.1           Subsidiaries of the Company.  (Incorporated  by reference
                       to Exhibit 21.1 to the Company's  report on Form 10-K for
                       the period ending December 31, 1995.)
         23*           Consent of Arthur Andersen LLP
         27*           Financial Data Schedule

------------------------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KNIGHT TRANSPORTATION, INC.



                                              By     /s/ Kevin P. Knight
                                                ------------------------------
                                                 Kevin P. Knight,
                                                 Chief Executive Officer

Date:  March 30, 1998.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature and Title                                      Date
             -------------------                                      ----


         /s/ Randy Knight                                        March 30, 1998
----------------------------------------------
Randy Knight
Chairman of the Board, Director



         /s/ Kevin P. Knight                                     March 30, 1998
----------------------------------------------
Kevin P. Knight
Chief Executive Officer, Director



         /s/ Gary J. Knight                                      March 30, 1998
----------------------------------------------
Gary J. Knight
President, Director



                                                                 March   , 1998
----------------------------------------------
Keith T. Knight
Executive Vice President, Director

         /s/ Clark A. Jenkins                                    March 30, 1998
----------------------------------------------
Clark A. Jenkins
Chief Financial Officer, Secretary, Director



         /s/ Keith L. Turley                                     March 30, 1998
----------------------------------------------
Keith L. Turley
Director



         /s/ Donald A. Bliss                                     March 30, 1998
----------------------------------------------
Donald A. Bliss
Director


         /s/ G.D. Madden
----------------------------------------------                   March 30, 1998
G.D. Madden
Director

                       THIS PAGE INTENTIONALLY LEFT BLANK

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                       TOGETHER WITH REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Knight Transportation, Inc.:


We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) and subsidiaries (collectively, the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                           /s/ ARTHUR ANDERSEN LLP
                                           -----------------------
                                           ARTHUR ANDERSEN LLP


Phoenix, Arizona,
 January 26, 1998.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                                                     1997            1996
                                                                 ------------    ------------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $    512,339    $  1,244,745
   Accounts receivable, net of allowance for doubtful accounts
     of approximately $457,600 and $318,000, respectively          11,934,364      10,414,133
   Inventories and supplies                                           402,076         328,825
   Prepaid expenses                                                   694,434         509,085
   Deferred tax assets (Note 2)                                     1,907,800       1,319,400
                                                                 ------------    ------------

                  Total current assets                             15,451,013      13,816,188
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                            4,322,837       4,297,837
   Buildings and improvements                                       1,855,092         970,963
   Furniture and fixtures                                           2,146,637       1,837,844
   Shop and service equipment                                       1,018,636         859,592
   Revenue equipment                                               75,695,123      55,172,272
   Leasehold improvements                                             432,467         575,015
                                                                 ------------    ------------

                                                                   85,470,792      63,713,523

   Less:  accumulated depreciation                                (20,025,293)    (14,186,781)
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, net                                        65,445,499      49,526,742
                                                                 ------------    ------------

OTHER ASSETS (Note 6)                                               1,793,284         775,526
                                                                 ------------    ------------

                                                                 $ 82,689,796    $ 64,118,456
                                                                 ============    ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $  4,847,070    $  3,954,286
   Accrued liabilities (Note 8)                                     3,082,413       2,286,099
   Current portion of long-term debt (Note 3)                          14,171         394,191
   Line of credit (Note 3)                                          2,000,000            --
   Claims accrual (Note 5)                                          3,463,322       3,040,672
                                                                 ------------    ------------

                  Total current liabilities                        13,406,976       9,675,248

LONG-TERM DEBT, less current portion (Note 3)                            --            53,491

DEFERRED INCOME TAXES (Note 2)                                     12,485,085       8,426,558
                                                                 ------------    ------------

                                                                   25,892,061      18,155,297
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

SHAREHOLDERS' EQUITY (Notes 7 and 8):
   Preferred stock                                                       --              --
   Common stock                                                        99,496          99,045
   Additional paid-in capital                                      24,057,133      23,474,531
   Retained earnings                                               32,641,106      22,389,583
                                                                 ------------    ------------

                  Total shareholders' equity                       56,797,735      45,963,159
                                                                 ------------    ------------

                                                                 $ 82,689,796    $ 64,118,456
                                                                 ============    ============

    The accompanying notes are an integral part of these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   1997            1996            1995
                                               ------------    ------------    ------------
OPERATING REVENUE                              $ 99,428,693    $ 77,503,786    $ 56,170,279
                                               ------------    ------------    ------------

OPERATING EXPENSES:
   Salaries, wages and benefits                  27,990,073      22,217,900      16,359,957
   Fuel                                          10,182,487       7,890,607       6,101,460
   Operations and maintenance                     5,584,178       4,017,698       3,727,240
   Insurance and claims                           2,524,823       2,820,086       2,097,361
   Operating taxes and licenses                   4,114,145       3,018,999       2,154,739
   Communications                                   597,728         509,411         286,469
   Depreciation and amortization                  9,560,569       7,520,905       5,416,390
   Purchased transportation                      19,038,834      14,378,518       7,831,506
   Miscellaneous operating expenses               2,355,504       1,973,131       1,593,711
                                               ------------    ------------    ------------

                                                 81,948,341      64,347,255      45,568,833
                                               ------------    ------------    ------------

                  Income from operations         17,480,352      13,156,531      10,601,446
                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                   49,747          51,730          36,620
   Interest expense                                 (67,576)       (398,204)       (232,371)
                                               ------------    ------------    ------------

                                                    (17,829)       (346,474)       (195,751)
                                               ------------    ------------    ------------

                  Income before income taxes     17,462,523      12,810,057      10,405,695

INCOME TAXES                                     (7,211,000)     (5,300,000)     (4,600,000)
                                               ------------    ------------    ------------

                  Net income                   $ 10,251,523    $  7,510,057    $  5,805,695
                                               ============    ============    ============

BASIC EARNINGS PER SHARE                       $       1.03    $        .79    $        .64
                                               ============    ============    ============

DILUTED EARNINGS PER SHARE                     $       1.01    $        .78    $        .64
                                               ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC                            9,917,164       9,465,312       9,100,700
                                               ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED                         10,100,340       9,585,165       9,141,176
                                               ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           Common Stock          Additional
                                     -------------------------     Paid-in       Retained
                                        Shares        Amount       Capital       Earnings       Total
                                     -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1994             9,100,000   $    91,000   $ 9,737,767   $ 9,073,831   $18,902,598

   Exercise of stock options               2,000            20        23,980          --          24,000

   Net income                               --            --            --       5,805,695     5,805,695
                                     -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1995             9,102,000        91,020     9,761,747    14,879,526    24,732,293

   Exercise of stock options               2,500            25        29,975          --          30,000

   Issuance of 800,000 shares of
     common stock, net of offering
     costs of $1,109,191 (Note 7)        800,000         8,000    13,682,809          --      13,690,809

   Net income                               --            --            --       7,510,057     7,510,057
                                     -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1996             9,904,500        99,045    23,474,531    22,389,583    45,963,159

   Exercise of stock options              44,719           447       572,556          --         573,003

   Issuance of 396 shares of
     common stock (Note 7)                   396             4        10,046          --          10,050

   Net income                               --            --            --      10,251,523    10,251,523
                                     -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1997             9,949,615   $    99,496   $24,057,133   $32,641,106   $56,797,735
                                     ===========   ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                            1997            1996            1995
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 10,251,523    $  7,510,057    $  5,805,695
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                       9,560,569       7,520,905       5,416,390
       Non-cash compensation expense for issuance of common
         stock to certain members of board of directors                       10,050            --              --
       Provision for doubtful accounts                                       139,600          23,000         162,000
       Deferred income taxes, net                                          3,470,127       2,211,958       1,403,200
   Changes in assets and liabilities-
       Increase in receivables                                            (1,659,831)     (3,062,094)     (2,720,776)
       (Increase) decrease in inventories and supplies                       (73,251)         93,764        (115,673)
       (Increase) decrease in prepaid expenses                              (185,349)        428,219        (771,741)
       Increase in other assets                                             (195,811)       (652,693)       (370,499)
       Increase (decrease) in accounts payable                             1,069,469        (250,046)        479,426
       Increase in accrued liabilities and claims accrual                  1,218,964         459,965       1,364,536
                                                                        ------------    ------------    ------------

                  Net cash provided by operating activities               23,606,060      14,283,035      10,652,558
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (23,548,158)    (21,919,774)    (11,360,029)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing (payments) on line of credit, net                             2,000,000      (2,000,000)      2,000,000
   Borrowing of debt                                                            --           759,200            --
   Payments of debt                                                         (433,511)     (2,294,455)     (1,311,348)
   Payments of accounts payable - equipment                               (2,929,800)     (1,927,726)     (1,528,322)
   Proceeds from sale of common stock                                           --        13,690,809            --
   Proceeds from exercise of stock options                                   573,003          30,000          24,000
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) financing activities       (790,308)      8,257,828        (815,670)
                                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (732,406)        621,089      (1,523,141)

CASH AND CASH EQUIVALENTS, beginning of year                               1,244,745         623,656       2,146,797
                                                                        ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                  $    512,339    $  1,244,745    $    623,656
                                                                        ============    ============    ============


SUPPLEMENTAL DISCLOSURES:
   Noncash investing and financing transactions:
     Equipment acquired by direct financing                             $       --      $       --      $    127,115
     Equipment acquired by accounts payable                                2,753,115       2,929,800       1,927,726
     Issuance of common stock to certain members of
       board of directors                                                     10,050            --              --

   Cash Flow Information:
     Income taxes paid                                                  $  3,945,579    $  2,459,144    $  3,368,373
     Interest paid                                                            69,161         408,138         228,681

  The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Business

Knight Transportation, Inc. and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are centered in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, and dispatching and maintenance services. During 1996, the Company expanded its operations by opening new facilities in Katy, Texas and Indianapolis, Indiana. The Company operates predominantly in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities.

The Company continues to develop its owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method of obtaining additional revenue equipment. The Company had 192 and 158 owner-operators at December 31, 1997 and 1996, respectively. This represents approximately 25% and 27% of the Company's tractor fleet at December 31, 1997 and 1996, respectively.

         Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc. and Knight Dedicated Services Ltd. Partnership. All material intercompany items and transactions have been eliminated in consolidation.

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

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the following estimated useful lives:

                                                             Years
                                                             -----

           Land improvements                                    5
           Buildings and improvements                       20-30
           Furniture and fixtures                               5
           Shop and service equipment                        5-10
           Revenue equipment                                  5-7
           Leasehold improvements                              10

The Company expenses repairs and maintenance. For the years ended December 31, 1997, 1996 and 1995, repairs and maintenance expense totaled approximately $2,442,000, $1,883,000 and $1,375,000, respectively and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Revenue Recognition - The Company's typical customer delivery is completed one day after pickup. The Company recognizes operating revenues when the freight is picked up for delivery and accrues the estimated direct costs to complete the delivery. This method of revenue recognition is not materially different from recognizing revenue based on completion of delivery as the hauls are primarily short-term.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 1997, 1996 and 1995, represent 17%, 17% and 11% of operating revenues, respectively. The single largest customer's revenues represent 8%, 9% and 4% of operating revenues for the years 1997, 1996 and 1995, respectively.

Earnings Per Share - In February 1997, the Financial  Accounting Standards Board
(FASB)  issued  Statement of Financial  Accounting  Standards  No. 128 (SFAS No.
128), Earnings Per Share, which supersedes Accounting Principles Board (APB) Opinion No. 15, the existing authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated.

A reconciliation of the numerators (net income) and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years December 31, 1997, 1996 and 1995, is as follows:

                                 1997                                1996                                1995
                 -----------------------------------  -----------------------------------  -----------------------------------
                 Net Income     Shares     Per Share  Net Income    Shares      Per Share  Net Income   Shares       Per Share
                 (numerator) (denominator)   Amount   (numerator) (denominator)   Amount   (numerator) (denominator)   Amount
                 -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------  ---------
Basic EPS        $10,251,523    9,917,164  $    1.03  $ 7,510,057    9,465,312  $     .79  $ 5,805,695    9,100,700  $     .64
                                           =========                            =========                            =========

Effect of stock
options                 --        183,176                    --        119,853                    --         40,476
                 -----------  -----------             -----------  -----------             -----------  -----------

Diluted EPS      $10,251,523   10,100,340  $    1.01  $ 7,510,057    9,585,165  $     .78  $ 5,805,695    9,141,176  $     .64
                 ===========  ===========  =========  ===========  ===========  =========  ===========  ===========  =========

Fair Value of Financial Instruments - Cash, accounts receivable and payable, accruals, long-term debt and line of credit borrowings approximate fair value because of their short maturities.

Statements of Financial Accounting Standards Not Yet Adopted - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. In management's opinion, the adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. In management's opinion, the adoption of SFAS No. 131 will not have a material impact on the Company's reported financial position or results of operations.

(2)   INCOME TAXES:

Income tax expense consists of the following:

                                              1997         1996         1995
                                           ----------   ----------   ----------
         Current income taxes:
           Federal                         $2,904,400   $2,429,100   $2,500,500
           State                              836,473      658,900      696,300
                                           ----------   ----------   ----------

                                            3,740,873    3,088,000    3,196,800
                                           ----------   ----------   ----------
         Deferred income taxes:
           Federal                          2,840,200    1,805,300    1,173,300
           State                              629,927      406,700      229,900
                                           ----------   ----------   ----------

                                            3,470,127    2,212,000    1,403,200
                                           ----------   ----------   ----------

                Total income tax expense   $7,211,000   $5,300,000   $4,600,000
                                           ==========   ==========   ==========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows:

                                              1997         1996         1995
                                           ----------   ----------   ----------

      Tax at the statutory rate (34%)      $5,937,300   $4,355,400   $3,537,900
      State income taxes, net of federal
        benefit                               967,800      703,300      611,300
      Other                                   305,900      241,300      450,800
                                           ----------   ----------   ----------

                                           $7,211,000   $5,300,000   $4,600,000
                                           ==========   ==========   ==========

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are as follows:

                                                                 1997          1996
                                                             -----------   -----------
       Short-term deferred tax assets:
         Claims accrual                                      $ 1,383,400   $ 1,216,300
         Other                                                   524,400       103,100
                                                             -----------   -----------

                  Total short-term deferred tax assets       $ 1,907,800   $ 1,319,400
                                                             ===========   ===========

       Long-term deferred tax liabilities:
         Property and equipment depreciation                 $11,904,300   $ 8,218,200
         Prepaid expenses deducted for tax purposes              580,785       208,358
                                                             -----------   -----------

                  Total long-term deferred tax liabilities   $12,485,085   $ 8,426,558
                                                             ===========   ===========

(3)   LINE OF CREDIT AND LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                                 1997          1996
                                                             -----------   -----------
     Notes payable to a commercial lending institution
     with varying monthly payments from approximately
     $4,000 to $6,000 through 1998; collateralized by
     tractors and trailers, fixed interest rates from 6.4%
     to 7.0%                                                 $    14,171   $   385,549

     Note payable to a financial institution; repaid
     during 1997                                                    --          62,133
                                                             -----------   -----------
                                                                  14,171       447,682
     Less- Current portion                                       (14,171)     (394,191)
                                                             -----------   -----------

                                                             $      --     $    53,491
                                                             ===========   ===========

The Company has a $10,000,000 revolving line of credit (see Note 5) with principal due at maturity, May 1998, and interest payable monthly at two options (prime or LIBOR plus .625%). In management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew, its line of credit at maturity. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and 50% of net fixed assets, as defined and amounted to $2,000,000 at December 31, 1997. There were no outstanding borrowings under the line of credit at December 31, 1996.

Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include; total liabilities to net worth ratio, current ratio, and certain debt service ratios. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management.

The weighted average interest rate on these notes payable is 6.44% and 6.76% at December 31, 1997 and 1996, respectively.

(4)   COMMITMENTS AND CONTINGENCIES:

         Purchase Commitments

As of December 31, 1997, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of approximately $28.0 million.

Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control. Any future delay or interruption in the availability of equipment could have a material adverse effect on the Company.

         Disability Plan

The Company has a disability plan for certain of its key employees. The plan provides disability benefits of $75,000 annually for five years if a key employee terminates employment by reason of disability. The plan is subject to termination at any time by the Board of Directors.

         Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

(5)   CLAIMS ACCRUAL:

The Company acts as a self-insurer for bodily injury and property damage claims up to $100,000 per occurrence. The Company is self-insured for workers' compensation claims up to $250,000 per occurrence. The Company is also self-insured for loss of revenue equipment up to $12,500 per occurrence and cargo liability up to $12,500 per occurrence. Liability in excess of these amounts is covered by a third party underwriter up to $20 million.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liability in excess of the self insured amounts are collateralized by letters of credit totaling $1,242,000. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 3).

(6)   RELATED PARTY TRANSACTIONS:

The Company leases approximately eight acres and facilities from a shareholder and officer, (the Shareholder) under a five year lease, with an option to extend for two additional five-year terms. The lease terms include base rent of $4,828 per month for the initial three years of the lease, and increases of 3% on the third anniversary of the commencement date, the first day of each option term, and the third anniversary of the commencement date of each option term. In September 1997, the lease was amended to include additional acreage and the monthly payment was increased to approximately $5,923. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder was approximately $60,200, $59,000 and $54,800 during 1997, 1996 and 1995, respectively.

The Company paid approximately $80,000 each year for certain of its key employees' life insurance premiums during 1997, 1996 and 1995. The total premiums paid are included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

The Company provided maintenance and shipping for Total Warehousing, Inc. (Total), a company owned by a shareholder of the Company, of approximately $16,000 and $62,000 for the years ended December 31, 1996 and 1995, respectively. No services were provided during 1997. Total provided general warehousing services to the Company in the amount of approximately $11,000, $14,000 and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(7)   SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 100,000,000 shares of $.01 par value common stock; 9,949,615 and 9,904,500 shares of common stock were issued and outstanding at December 31, 1997 and 1996, respectively. In addition, the Company has authorized 50,000,000 shares of $.01 par value preferred stock, none of which was outstanding at December 31, 1997 and 1996.

In July 1996, the Company issued 800,000 shares of common stock at $18.50 per share (the Offering). The Offering consisted of 1,600,000 shares of common stock comprised of 800,000 newly-issued Company shares and 800,000 shares from existing shareholders.

During 1997, the Company determined that all Board of Director members would receive their director fees by the issuance of common stock. The Company will issue $2,500 of common stock in equivalent shares to each board member when these fees are paid. During 1997, the Company issued 396 shares of common stock to certain directors.

(8)   EMPLOYEE BENEFIT PLANS:

         1994 Stock Option Plan

The Company established the 1994 Stock Option Plan (1994 Plan) with 650,000 shares of common stock reserved for issuance thereunder. The 1994 Plan will terminate on August 31, 2004. The Compensation Committee of the Board of Directors administers the 1994 Plan and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

Independent directors are not permitted to receive incentive stock options. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price, which may not be less than 85% of the fair market value on the date of grant, and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The 1994 Plan provides that each independent director may receive, on the date of appointment to the Board of Directors, non-qualified stock options to purchase not less than 2,500 nor more than 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of the grant.

As permitted under Statement of Financial Accounting Standards No. 123 (SFAS No.
123), Accounting for Stock-Based Compensation, the Company has elected to account for stock transactions with employees pursuant to the provisions of APB No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the 1994 Plan been recorded consistent with SFAS No. 123, the Company's net income and EPS amounts would have been reduced to the following pro forma amounts for the years ended December 31:

                                          1997             1996            1995
                                     --------------   --------------  --------------
       Net income:
         As reported                 $   10,251,523   $    7,510,057  $    5,805,695
         Pro forma                       10,052,945        7,338,132       5,793,757
       Earnings per share:
         As reported - Diluted EPS   $         1.01   $          .78  $          .64
         Pro forma - Diluted EPS               1.00              .77             .63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996; risk free interest rate of 6.73%, expected life of six years, expected volatility of 36%, expected dividend rate of zero, and expected forfeitures of 0%. The following weighted average assumptions were used for grants in 1997; risk free interest rate of 5.77%, expected life of six years, expected volatility of 42%, expected dividend rate of zero, and expected forfeitures of 15.68%.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that had such options been considered.

                                                     1997                   1996                     1995
                                            ---------------------  ---------------------    ---------------------
                                                         Weighted               Weighted                 Weighted
                                                          Average                Average                  Average
                                                         Exercise               Exercise                 Exercise
                                              Options      Price     Options      Price       Options      Price
                                              -------    --------    -------    --------      -------    --------
         Outstanding at beginning of year     360,000   $   12.76    262,250    $  12.06      251,250    $  12.01
         Granted                              253,550       21.57    139,250       13.98       25,000       12.52
         Exercised                            (45,719)      12.80     (2,500)      12.00       (2,000)      12.00
         Forfeited                            (40,234)      14.14    (39,000)      12.48      (12,000)      12.00
                                            ---------   ---------  ---------    --------    ---------    --------
         Outstanding at end of year           527,597                360,000                  262,250
                                            =========              =========                =========
         Exercisable at end of year            47,889   $   12.09      7,500    $  12.57        5,000    $  12.27
                                            =========   =========  =========    ========    =========    ========
         Weighted average fair value of
           options granted                  $   10.62              $    6.65                $    5.96
                                            =========              =========                =========

Options outstanding at December 31, 1997, have exercise prices between $12.00 and $23.25. Options outstanding with exercise prices of $12.00 to $18.00, and $18.00 to $23.25 have weighted average remaining contractual lives of 6.23 and
8.94 years, respectively.

         401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service. The Plan, as amended in 1995, provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 1997, 1996 and 1995, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution, included in accrued liabilities in the accompanying consolidated balance sheets, was approximately $93,000, $69,000 and $60,000 for 1997, 1996 and 1995, respectively.

                                   EXHIBITS TO

                           KNIGHT TRANSPORTATION, INC.

                                    FORM 10-K

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

                              KNIGHT EXHIBIT INDEX
                              --------------------



       Exhibit
       Number          Description
       ------          -----------

         3.1           Restated   Articles  of  Incorporation  of  the  Company.
                       (Incorporated   by   reference  to  Exhibit  3.1  to  the
                       Company's   Registration   Statement   on  Form  S-1  No.
                       33-83534.)
         3.2           Amended and Restated Bylaws of the Company  (Incorporated
                       by  reference to Exhibit 3.2 to the  Company's  report on
                       Form 10-K for the period ending December 31, 1996).
         4.1           Articles  4,  10  and  11 of  the  Restated  Articles  of
                       Incorporation of the Company.  (Incorporated by reference
                       to Exhibit 3.1 to this Report on Form 10-K.)
         4.2           Sections 2 and 5 of the  Amended and  Restated  Bylaws of
                       the Company. (Incorporated by reference to Exhibit 3.2 to
                       this Report on Form 10-K.)
        10.1           Purchase and Sale Agreement and Escrow  Instructions (All
                       Cash) dated as of March 1, 1994,  between  Randy  Knight,
                       the Company, and Lawyers Title of Arizona.  (Incorporated
                       by   reference   to   Exhibit   10.1  to  the   Company's
                       Registration Statement on Form S-1 No. 33-83534.)
       10.1.1          Assignment  and  First  Amendment  to  Purchase  and Sale
                       Agreement  and  Escrow  Instructions.   (Incorporated  by
                       reference  to Exhibit  10.1.1 to  Amendment  No. 3 to the
                       Company's   Registration   Statement   on  Form  S-1  No.
                       33-83534.)
       10.1.2          Second  Amendment  to  Purchase  and Sale  Agreement  and
                       Escrow   Instructions.   (Incorporated  by  reference  to
                       Exhibit  10.1.2  to  Amendment  No.  3 to  the  Company's
                       Registration Statement on Form S-1 No. 33-83534.)
        10.2           Net Lease and Joint Use  Agreement  between  Randy Knight
                       and the Company dated as of March 1, 1994.  (Incorporated
                       by   reference   to   Exhibit   10.2  to  the   Company's
                       Registration Statement on Form S-1 No. 33-83534.)
       10.2.1*         Assignment and First Amendment to Net Lease and Joint Use
                       Payment  between  L. Randy  Knight,  Trustee of the R. K.
                       Trust  dated  April 1, 1993,  and Knight  Transportation,
                       Inc.  and  certain  other  parties  dated  March 11, 1994
                       (assigning the lessor's interest to the R. K. Trust).
       10.2.2*         Second  Amendment  to Net Lease  and Joint Use  Agreement
                       between L.  Randy  Knight,  as Trustee of the R.K.  Trust
                       dated April 1, 1993 and Knight Transportation, Inc. dated
                       as of September 1, 1997.
        10.3           Form  of   Purchase   and  Sale   Agreement   and  Escrow
                       Instructions (All Cash) dated as of October 1994, between
                       the Company and Knight Deer  Valley,  L.L.C.,  an Arizona
                       limited liability company.  (Incorporated by reference to
                       Exhibit  10.4.1  to  Amendment  No.  3 to  the  Company's
                       Registration Statement on Form S-1 No. 33-83534.)
        10.4           Loan Agreement and Revolving  Promissory  Note each dated
                       March,  1996 between  First  Interstate  Bank of Arizona,
                       N.A. and Knight Transportation,  Inc. and Quad K Leasing,
                       Inc. (superseding prior credit facilities)  (Incorporated
                       by reference to Exhibit 10.4 to the  Company's  report on
                       Form 10-K for the period ending December 31, 1996).
       10.4.1*         Modification Agreement between Wells Fargo Bank, N.A., as
                       successor by merger to First  Interstate Bank of Arizona,
                       N.A., and the Company and Quad-K Leasing, Inc.
                       dated as of May 15, 1997.
        10.5           Amended and Restated  Knight  Transportation,  Inc. Stock
                       Option Plan, dated as of February 10, 1998. (Incorporated
                       by  reference to  Exhibit 1 to the  Company's  Notice and
                       Information  Statement on  Schedule 14(c) for the  period
                       ending December 31, 1997.)
        10.6           Amended  Indemnification  Agreements between the Company,
                       Don  Bliss,  Clark  A.  Jenkins,  Gary J.  Knight,  Keith
                       Knight, Kevin P. Knight, Randy Knight, G.D. Madden, Minor
                       Perkins  and Keith  Turley,  and dated as of  February 5,
                       1997  (Incorporated  by  reference to Exhibit 10.6 to the
                       Company's  report  on Form  10-K  for the  period  ending
                       December 31, 1996).
        10.7           Master  Equipment  Lease Agreement dated as of January 1,
                       1996,  between  the  Company  and  Quad-K  Leasing,  Inc.
                       (Incorporated   by  reference  to  Exhibit  10.7  to  the
                       Company's  report  on  Form  10-K  for the  period  ended
                       December 31, 1995.)
        10.8           Purchase  Agreement and Escrow  Instructions  dated as of
                       July 13, 1995, between the Company,  Swift Transportation
                       Co.,   Inc.   and  United   Title   Agency  of   Arizona.
                       (Incorporated   by  reference  to  Exhibit  10.8  to  the
                       Company's  report  on  Form  10-K  for the  period  ended
                       December 31, 1995.)
       10.8.1          First   Amendment  to  Purchase   Agreement   and  Escrow
                       Instructions.   (Incorporated  by  reference  to  Exhibit
                       10.8.1  to the  Company's  report  on Form  10-K  for the
                       period ended December 31, 1995.)
        10.9           Purchase  and Sale  Agreement  dated as of  February  13,
                       1996,  between the Company and RR-1 Limited  Partnership.
                       (Incorporated   by  reference  to  Exhibit  10.9  to  the
                       Company's  report  on  Form  10-K  for the  period  ended
                       December 31, 1995.)
        21.1           Subsidiaries of the Company.  (Incorporated  by reference
                       to Exhibit 21.1 to the Company's  report on Form 10-K for
                       the period ending December 31, 1995.)
         23*           Consent of Arthur Andersen LLP
         27*           Financial Data Schedule

------------------------------
*  Filed herewith.
                                       -3-