Form 10-Q
period 1998-03-31
KNIGHT TRANSPORTATION INC
filed 1998-05-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)


            Arizona                                            86-0649974

(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)



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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 13, 1998 was 14,942,760 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 Page Number
Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of                                                              1
                           March 31, 1998 and December 31, 1997

                        Consolidated Statements of Income for the Three                                                3
                           Month Periods Ended March 31, 1998 and March 31, 1997

                        Consolidated Statements of Cash Flows for the                                                  4
                           Three Month Periods Ended March 31, 1998 and
                           March 31, 1997

                        Notes to Consolidated Financial Statements                                                     6

Item 2.                 Management's Discussion and Analysis of Financial                                              7
                        Condition and Results of Operations

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                             10

Item 2.                 Changes in Securities                                                                         10

Item 3                  Defaults Upon Senior Securities                                                               10

Item 4.                 Submission of Matters to a Vote of Security Holders                                           10

Item 5.                 Other Information                                                                             10

Item 6                  Exhibits and Reports on Form 8-K                                                              10

Signatures                                                                                                            12

Index to Exhibits                                                                                                     14

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   as of March 31, 1998, and December 31, 1997



                                          March 31, 1998       December 31, 1997
                                          --------------       -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                $    903,201           $    512,339
   Accounts receivable, net                   12,134,679             11,934,364
   Inventories and supplies                    1,431,098                402,076
   Prepaid expenses                            2,654,478                694,434
   Deferred tax asset                          2,349,100              1,907,800
                                            ------------           ------------

         Total current assets                 19,472,556             15,451,013
                                            ------------           ------------

PROPERTY AND EQUIPMENT:
   Land and improvements                       4,322,837              4,322,837
   Buildings and improvements                  2,017,322              1,855,092
   Furniture and fixtures                      2,460,837              2,146,637
   Shop and service equipment                  1,033,983              1,018,636
   Revenue equipment                          77,601,043             75,695,123
   Leasehold improvements                        443,161                432,467
                                            ------------           ------------

                                              87,879,183             85,470,792
   Less: Accumulated depreciation            (21,813,240)           (20,025,293)
                                            ------------           ------------

PROPERTY AND EQUIPMENT, net                   66,065,943             65,445,499

OTHER ASSETS                                   2,989,600              1,793,284
                                            ------------           ------------

                                            $ 88,528,099           $ 82,689,796
                                            ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                   as of March 31, 1998 and December 31, 1997

                                                                  March 31, 1998    December 31, 1997
                                                                  --------------    -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                                 $ 4,615,842          $ 4,847,070
    Accrued liabilities                                                4,545,468            3,082,413
    Claims accrual                                                     3,718,395            3,463,322
    Line of credit                                                     2,000,000            2,000,000
    Current portion of long-term debt                                       --                 14,171
                                                                     -----------          -----------

         Total current liabilities                                    14,879,705           13,406,976

DEFERRED INCOME TAXES                                                 13,822,858           12,485,085
                                                                     -----------          -----------

         Total liabilities                                            28,702,563           25,892,061
                                                                     -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value;                                           --                   --
         authorized 50,000,000 shares,
         none issued and outstanding
Common stock, $0.01 par value;                                           149,335              149,244
         authorized 100,000,000 shares; 14,933,463 and
         14,924,423, issued and outstanding shares at
         March 31, 1998 and December 31, 1997, respectively
Additional paid-in capital                                            24,105,761           24,007,385
Retained earnings                                                     35,570,440           32,641,106
                                                                     -----------          -----------

         Total shareholders' equity                                   59,825,536           56,797,735
                                                                     -----------          -----------

                                                                     $88,528,099          $82,689,796
                                                                     ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                          Three Months Ended
                                                                               March 31,
                                                                  -----------------------------------
                                                                      1998                   1997
                                                                  ------------           ------------
OPERATING REVENUE                                                 $ 28,258,506           $ 21,322,548
                                                                  ------------           ------------

OPERATING EXPENSES:
         Salaries, wages and benefits                                8,330,096              6,045,096
         Fuel                                                        2,765,506              2,175,571
         Operations and maintenance                                  1,701,094              1,236,119
         Insurance and claims                                          803,895                486,744
         Operating taxes and licenses                                1,125,960                897,645
         Communications                                                236,409                130,774
         Depreciation and amortization                               2,796,854              2,125,596
         Purchased transportation                                    4,870,821              4,172,940
         Miscellaneous operating expenses                              604,290                522,585
                                                                  ------------           ------------
                                                                    23,234,925             17,793,070
                                                                  ------------           ------------

                  Income from operations                             5,023,581              3,529,478
                                                                  ------------           ------------

OTHER INCOME (EXPENSE):
         Interest income                                                 9,136                 36,528
         Interest expense                                              (48,382)               (14,001)
                                                                  ------------           ------------
                                                                       (39,246)                22,527
                                                                  ------------           ------------

                  Income before taxes                                4,984,335              3,552,005

INCOME TAXES                                                        (2,055,000)            (1,460,000)
                                                                  ------------           ------------

                  Net Income                                      $  2,929,335           $  2,092,005
                                                                  ============           ============

Net income per common share and common share equivalent:
              Basic                                               $       0.20           $       0.14
              Diluted                                             $       0.19           $       0.14

Weighted average number of common
shares and common share equivalents
outstanding:
              Basic                                                 14,927,136             14,879,718
              Diluted                                               15,240,101             15,112,151

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ---------------------------------
                                                                                  1998                  1997
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                     $ 2,929,335           $ 2,092,005
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                           2,796,853             2,125,596
         Allowance for doubtful accounts                                            25,322                36,780
         Deferred income taxes, net                                                896,473             1,071,372
Changes in assets and liabilities:
         (Increase) decrease in receivables                                       (225,638)              531,475
         Increase in inventories and supplies                                   (1,029,021)              (36,370)
         Increase in prepaid expenses                                           (1,960,044)           (1,344,033)
         Increase in other assets                                               (1,204,930)              (42,001)
         Increase in accounts payable                                            1,759,407               623,795
         Increase in accrued liabilities and
           claims accrual                                                        1,718,128               547,112
                                                                               -----------           -----------


                  Net cash provided by operating activities                      5,705,885             5,605,731
                                                                               -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net of trade-ins                   (2,646,204)              125,200
                                                                               -----------           -----------


                  Net cash (used in) provided by investing activities           (2,646,204)              125,200
                                                                               -----------           -----------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                                         Three Months Ended
                                                                              March 31,
                                                                 ---------------------------------
                                                                    1998                  1997
                                                                 -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                      98,467                  --
         Repayment of debt                                           (14,171)             (260,861)
         Decrease in accounts payable - equipment                 (2,753,115)           (2,912,994)
                                                                 -----------           -----------

                  Net cash used in financing activities           (2,668,819)           (3,173,855)
                                                                 -----------           -----------

NET INCREASE IN CASH AND CASH
         EQUIVALENTS                                                 390,862             2,557,076
CASH AND CASH EQUIVALENTS,
         beginning of period                                         512,339             1,244,745
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                         $   903,201           $ 3,801,821
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Equipment acquired by accounts
                    payable                                      $ 1,830,629           $ 3,440,282

         Cash Flow Information:
                  Income taxes paid                              $   326,776           $   275,500
                  Interest paid                                       48,428                 3,842

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc. and Knight Dedicated Services Limited Partnership (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2.  Recapitalization and Stock Split

On April 22, 1998 the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split will be payable on or about May 18, 1998 to stockholders of record at the close of business on May 1, 1998.

This stock split has been given retroactive recognition in all periods presented in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The Company's operating revenue for the three months ended March 31, 1998 increased by 32.5% to approximately $28.3 million from approximately $21.3 million over the same period in 1997. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, which was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor program. The Company's fleet increased by 25% to 788 tractors (including 202 owned by independent contractors) as of March 31, 1998, from 629 tractors (including 181 owned by independent contractors) as of March 31, 1997. Along with increases in operating revenue, the Company's revenue per mile increased to $1.24 per mile for the three months ended March 31, 1998 from $1.23 per mile for the same period in 1997. The revenue per mile increase was primarily the result of tightened capacity in the market place.

Salaries, wages and benefits increased as a percentage of operating revenue to 29.5% for the three months ended March 31, 1998 from 28.4% for the same period in 1997. These increases were primarily the result of the increase in the ratio of company drivers to independent contractors to 74% as of March 31, 1998 from 71% as of March 31, 1997. The Company records accruals for workers' compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.8% for the three months ended March 31, 1998 from 10.2% for the same period in 1997, primarily the result of lower fuel costs per gallon. Independent contractors are required to pay their own fuel costs.

Operations and maintenance expense increased as a percentage of operating revenue to 6.0% for the three months ended March 31, 1998 from 5.8% for the corresponding period in 1997. This increase resulted from the relative increase in company drivers to independent contractors as well as slightly higher maintenance costs related to the age of the Company's fleet.

Insurance and claims expense increased as a percentage of operating revenue to 2.8% for the three months ended March 31, 1998 from 2.3% for the same period in 1997. This increase was due to a slight increase in the amount of claims incurred during the period.

Operating taxes and licenses decreased as a percentage of revenue to 4.0% for the three months ended March 31, 1998 from 4.2% for the same period in 1997. This decrease was due to improved utilization of the Company's fleet.

Depreciation and amortization expense decreased as a percentage of revenue to 9.9% for the three month period ended March 31, 1998, from 10.0% for the same period in 1997 as a result of improved utilization of the Company's fleet.

Purchased transportation decreased as a percentage of operating revenue to 17.2% for the three months ended March 31, 1998 from 19.6% for the same period in 1997 due to the increase in the Company's revenue per mile. Independent contractors are compensated at a fixed rate per mile. Also, this decrease was due to the decrease in the ratio of independent contractors to company drivers to 26% as of March 31, 1998 from 29% as of March 31, 1997.

Communications expenses, as a percentage of revenue, were slightly higher for the three months ended March 31, 1998 as compared to the same period in 1997 as the result of an increase in the cost of communications.

Miscellaneous operating expenses, as a percentage of revenue, were slightly lower for the three months ended March 31, 1998 as compared to the same period in 1997 as the result of improved utilization of the Company's fleet.

The Company's operating ratio (operating expenses as a percentage of operating revenue) for the three months ended March 31, 1998 decreased to 82.2% from 83.4% for the same period in 1997. Management believes the decrease in the operating ratio was mainly due to tightened market capacity that resulted in higher utilization of the Company's fleet and a corresponding increase in revenue per mile.

For the three month period ended March 31, 1998, net interest expense increased as a percentage of revenue compared to the same period in 1997, primarily as a result of the purchase of revenue equipment related to the growth of the Company's fleet.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.4% for the three months ended March 31, 1998, as compared to 9.8% for the same period in 1997.


Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases and the Company's line of credit. Net cash provided by operating activities totaled approximately $5.7 million for the first three months of 1998 and approximately $5.6 million for the corresponding period in 1997.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled approximately $4.5 million for the first three months of 1998 and approximately $3.3 million for the same period in 1997.

Net cash used in financing activities and direct financing was approximately $2.7 million for the first three months of 1998 compared to approximately $3.2 million for the same period in 1997.

The Company has a $10 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. At March 31, 1998, the Company had $2 million borrowed under the revolving line of credit.

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

Seasonality

To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather has not adversely affected the Company's business. Expansion of the Company's operations in the midwest, on the east coast and in the Texas and Louisiana regions could expose the Company to greater operating variances due to seasonal weather.


Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the three months ended March 31, 1998 were not significant.


Year 2000 Capabilities

The Company's computer systems are Year 2000 compliant, or will be made Year 2000 compliant within the next 12 months. Neither the "Year 2000 issue" nor the financial effects of any reviews, testing, or modifications the Company may undertake in response to that issue are expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. At this time, the Company is unable to determine whether the impact of the "Year 2000 issue" on its customers or suppliers will affect the Company.


Recently Issued Accounting Pronouncements

In June 1997, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations. Total comprehensive income was $2,929,334 and $2,092,005 for the period ending March 31, 1998 and March 31, 1997, respectively.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. However, SFAS No. 131 need not be applied to interim financial statements in the initial year of adoption. The adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including EEOC claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.


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

                  Exhibit 11                Schedule  of   Computation   of  Net
                                            Income Per Share

                  Exhibit 27                Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.



Date:    May 13, 1998                   By:  /s/ Kevin P. Knight
                                             -----------------------------------
                                             Kevin P. Knight
                                             Chief Executive Officer




Date:    May 13, 1998                   By:  /s/ Clark Jenkins
                                             -----------------------------------
                                             Clark Jenkins
                                             Chief Financial Officer and
                                             Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-24946

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

Exhibit 11        Schedule of Computation of Net Income Per Share


Exhibit 27        Financial Data Schedule


(1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.
                                       14