Form 10-Q
period 1998-06-30
KNIGHT TRANSPORTATION INC
filed 1998-08-12
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

                             Yes       X               No
                                  ----------               ----------

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 7, 1998 was 14,948,197 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                            Page Number

Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of June 30, 1998                        1
                           and December 31, 1997

                        Consolidated Statements of Income for the Three Months                 3
                           and Six Months Ended June 30, 1998 and June 30, 1997

                        Consolidated Statements of Cash Flows for the Six Months               4
                           Ended June 30, 1998 and June 30, 1997

                        Notes to Consolidated Financial Statements                             6

Item 2.                 Management's Discussion and Analysis of Financial Condition            8
                        and Results of Operations


Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                                     12

Item 2.                 Changes in Securities                                                 12

Item 3                  Defaults Upon Senior Securities                                       12

Item 4.                 Submission of Matters to a Vote of Security Holders                   12

Item 5.                 Other Information                                                     12

Item 6                  Exhibits and Reports on Form 8-K                                      12

Signatures                                                                                    14

Index to Exhibits                                                                             16

PART I  -  FINANCIAL INFORMATION


Item 1.             Financial Statements



                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    as of June 30, 1998 and December 31, 1997



                                          June 30, 1998       December 31, 1997
                                          -------------       -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents              $      68,693         $     512,339
   Accounts receivable, net                  12,986,413            11,934,364
   Inventories and supplies                   1,380,610               402,076
   Prepaid expenses                           2,624,783               694,434
   Deferred tax asset                         2,151,700             1,907,800
                                          -------------         -------------

         Total current assets                19,212,199            15,451,013
                                          -------------         -------------

PROPERTY AND EQUIPMENT:
   Land and improvements                      5,299,837             4,322,837
   Buildings and improvements                 4,312,229             1,855,092
   Furniture and fixtures                     2,779,838             2,146,637
   Shop and service equipment                 1,119,088             1,018,636
   Revenue equipment                         86,741,280            75,695,123
   Leasehold improvements                       452,293               432,467
                                          -------------         -------------

                                            100,704,565            85,470,792
   Less: Accumulated depreciation           (22,510,786)          (20,025,293)
                                          -------------         -------------

PROPERTY AND EQUIPMENT, net                  78,193,779            65,445,499
                                          -------------         -------------
OTHER ASSETS                                    948,117             1,793,284
                                          -------------         -------------

                                          $  98,354,095         $  82,689,796
                                          =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                    as of June 30, 1998 and December 31, 1997


                                                          June 30, 1998     December 31, 1997
                                                          -------------     -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

       Accounts payable                                    $ 9,318,395       $ 4,847,070
       Accrued liabilities                                   2,549,273         3,082,413
       Claims accrual                                        3,885,067         3,463,322
       Line of credit                                        4,326,719         2,000,000
       Current portion of long-term debt                          --              14,171
                                                           -----------       -----------


    Total current liabilities                               20,079,454        13,406,976


DEFERRED INCOME TAXES                                       14,977,800        12,485,085
                                                           -----------       -----------

         Total liabilities                                  35,057,254        25,892,061
                                                           -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Preferred stock, $0.01 par value;
              authorized 50,000,000 shares,
              none issued and outstanding                         --                --
         Common Stock, $0.01 par value;
              authorized 100,000,000 shares; issued
              and outstanding 14,946,573 and 14,924,423
              shares respectively                              149,466           149,244
        Additional paid-in capital                          24,223,757        24,007,385
        Retained earnings                                   38,923,618        32,641,106
                                                           -----------       -----------

     Total shareholders' equity                             63,296,841        56,797,735
                                                           -----------       -----------

                                                           $98,354,095       $82,689,796
                                                           ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                    Three Months Ended             Six Months Ended
                                                          June 30                        June 30

                                                    1998            1997            1998              1997
                                               ------------    ------------    ------------    --------------
OPERATING REVENUE                              $ 30,369,133    $ 24,240,668    $ 58,627,639    $ 45,563,216
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:
         Salaries, wages and benefits             8,521,137       6,619,781      16,851,233      12,664,877
         Fuel                                     2,956,150       2,506,653       5,721,656       4,682,224
         Operations and maintenance               1,727,440       1,200,198       3,428,534       2,436,317
         Insurance and claims                       904,934         711,937       1,708,829       1,198,681
         Operating taxes and licenses             1,229,298         980,668       2,355,258       1,878,313
         Communications                             211,767         125,821         448,176         256,595
         Depreciation and amortization            3,010,396       2,267,287       5,807,250       4,392,883
         Purchased transportation                 5,379,958       4,852,343      10,250,779       9,025,283
         Miscellaneous operating expenses           692,426         579,375       1,296,717       1,101,960
                                               ------------    ------------    ------------    ------------
                                                 24,633,506      19,844,063      47,868,432      37,637,133
                                               ------------    ------------    ------------    ------------

                  Income from operations          5,735,627       4,396,605      10,759,207       7,926,083
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income                             12,001           8,651          21,138          45,179
         Interest expense                           (34,451)         (7,506)        (82,833)        (21,507)
                                               ------------    ------------    ------------    ------------

                                                    (22,450)          1,145         (61,695)         23,672
                                               ------------    ------------    ------------    ------------

                  Income before taxes             5,713,177       4,397,750      10,697,512       7,949,755

INCOME TAXES                                     (2,360,000)     (1,820,000)     (4,415,000)     (3,280,000)
                                               ------------    ------------    ------------    ------------

                  Net income                   $  3,353,177    $  2,577,750    $  6,282,512    $  4,669,755
                                               ============    ============    ============    ============

Net income per common share and common share
equivalent:            Basic                   $       0.22    $       0.17    $       0.42    $       0.31
                                               ============    ============    ============    ============
                       Diluted                 $       0.22    $       0.17    $       0.41    $       0.31
                                               ============    ============    ============    ============

Weighted average number of common shares
and common share equivalents outstanding:
                       Basic                     14,941,392      14,858,234      14,934,956      14,857,496
                                               ============    ============    ============    ============
                       Diluted                   15,255,300      15,123,998      15,251,497      15,118,020
                                               ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                Six Months Ended
                                                                    June 30

                                                               1998            1997
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                $  6,282,512    $  4,669,755
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                       5,807,250       4,392,883
         Allowance for doubtful accounts                        56,802          66,093
         Deferred income taxes                               2,248,815       1,773,542
Changes in assets and liabilities:
         Increase in receivables                            (1,108,851)       (685,266)
         Increase in inventories and supplies                 (978,534)       (111,102)
         Increase in prepaid expenses                       (1,930,349)       (980,611)
         Decrease (increase) in other assets                   827,939        (223,162)
         (Decrease) increase in accounts payable              (668,337)      1,623,288
         (Decrease) increase in accrued liabilities and
              claims accrual                                  (111,395)        181,146
                                                          ------------    ------------

                  Net cash provided by operating
                  activities                                10,425,852      10,706,566
                                                          ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net           (10,663,525)     (8,859,345)
                                                          ------------    ------------


                  Net cash used in investing activities   $(10,663,525)   $ (8,859,345)
                                                          ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                               Six Months Ended
                                                                   June 30,

                                                              1998         1997
                                                              ----         ----
CASH FLOW FROM FINANCING ACTIVITIES:

         Borrowing on line of credit, net                  2,326,719           --
         Payments of debt                                    (14,171)      (332,470)
         Decrease in accounts payable - equipment         (2,735,115)    (2,929,800)
         Proceeds from exercise of stock options             216,594        196,875
                                                         -----------    -----------

                  Net cash used in financing
                     Activities                             (205,973)    (3,065,395)
                                                         -----------    -----------

NET DECREASE IN CASH AND CASH
         EQUIVALENTS                                        (443,646)    (1,218,174)
CASH AND CASH EQUIVALENTS,
         beginning of period                                 512,339      1,244,745
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $    68,693    $    26,571
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
                  Equipment acquired by
                  accounts payable                       $ 7,874,928    $ 2,861,234


         Cash Flow Information:
                  Income taxes paid                      $ 2,453,032    $ 2,053,500
                  Interest paid                               82,886         22,856

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.           Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., and Knight Dedicated Services Limited Partnership (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

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

Note 2.           Recapitalization and Stock Split

On April 22, 1998 the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split was paid on May 18, 1998 to stockholders of record at the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

Note 3.           Net Income Per Share

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which supersedes Accounting Principles Board (APB) Opinion No. 15, the existing authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated.

A reconciliation of the basic and diluted EPS computations for the three months and six months ended June 30, 1998, and 1997 is as follows:



                           KNIGHT TRANSPORTATION, INC.
                                AND SUBSIDIARIES

                 SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE


                                       Three Months Ended         Six Months Ended
                                             June 30                   June 30

                                        1998         1997         1998         1997
                                     ----------   ----------   ----------   ----------
Basic and diluted:

Weighted average common
    shares outstanding  - basic      14,941,392   14,858,234   14,934,956   14,857,496

Effect of stock options (1)             313,908      265,764      316,541      260,524
                                     ----------   ----------   ----------   ----------

Weighted average common
    share and common share
    equivalents outstanding -
    diluted                          15,255,300   15,123,998   15,251,497   15,118,020
                                     ==========   ==========   ==========   ==========

Net Income                            3,353,177    2,577,750    6,282,512    4,669,755

   Net income per common share and
   common share equivalent
                  Basic              $      .22   $      .17   $      .42   $      .31
                                     ==========   ==========   ==========   ==========
                  Diluted            $      .22   $      .17   $      .41   $      .31
                                     ==========   ==========   ==========   ==========

Notes:

(1) Amount calculated using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The Company's operating revenue for the six months ended June 30, 1998, increased by 28.7% to $58.6 million from $45.6 million over the same period in 1997. For the three months ended June 30, 1998, operating revenue increased by 25.3% to $30.4 million from $24.2 million over the same period in 1997.

The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 27.9% to 866 tractors (including 212 owned by independent contractors) as of June 30, 1998, from 677 tractors (including 185 owned by independent contractors) as of June 30, 1997. Along with increases in revenue, the Company's revenue per mile increased to $1.24 per mile for the six months ended June 30, 1998, from $1.22 per mile for the same period in 1997. The revenue per mile increase was primarily the result of tightened capacity in the marketplace.

Salaries, wages and benefits increased as a percentage of operating revenue to 28.7% for the six months ended June 30, 1998, from 27.8% for the same period in 1997. For the three months ended June 30, 1998, salaries, wages and benefits increased as a percentage of operating revenue to 28.1% from 27.3% for the same period in 1997. These increases were primarily the result of the increase in the ratio of company drivers to independent contractors to 76% as of June 30, 1998 from 73% as of June 30, 1997. For Company drivers, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.8% for the six months ended June 30, 1998, from 10.3% for the same period in 1997. For the three months ended June 30, 1998, fuel expenses as a percentage of revenue decreased to 9.7% from 10.3% for the same period in 1997. These decreases are primarily the result of lower fuel costs per gallon.

Operations and maintenance expense increased as a percentage of operating revenue to 5.8% for the six months ended June 30, 1998, from 5.3% for the corresponding period in 1997. For the three months ended June 30, 1998, operations and maintenance expense as a percentage of operating revenue increased to 5.7% from 5.0% for the same period in 1997. These increases resulted from the relative increase in the ratio of company drivers to independent contractors as well as slightly higher maintenance costs related to the age of the Company's fleet.

Insurance and claims expense increased as a percentage of operating revenue to 2.9% for the six months ended June 30, 1998, from 2.6% for the same period in 1997. For the three months ended June 30, 1998, insurance and claims expense increased as a percentage of operating revenue to 3.0% from 2.9% for the same period in 1997. These increases were due to a slight increase in the amount of claims incurred during the period.

Operating taxes and licenses decreased as a percentage of operating revenue to 4.0% for the six months ended June 30, 1998, from 4.1% for the same period in 1997. For the three months ended June 30, 1998 and 1997, operating taxes and licenses as a percentage of operating revenue remained consistent at 4.0%. The decrease for the six months ended June 30, 1998 was due to improved utilization of the Company's fleet.

Communications expense as a percentage of operating revenue for both the six months and three months ended June 30, 1998 was slightly higher than the same periods in 1997 as a result of an increase in the overall cost of communications.

Depreciation and amortization expense as a percentage of operating revenue increased to 9.9% for the six month period ended June 30, 1998, from 9.6% for the same period in 1997. For the three months ended June 30, 1998, depreciation and amortization expense increased as a percentage of operating revenue to 9.9% from 9.4% for the same period in 1997. These increases were due to the increase in the ratio of Company drivers to independent contractors.

Purchased transportation decreased as a percentage of operating revenue to 17.5% for the six months ended June 30, 1998, from 19.8% for the same period in 1997. For the three months ended June 30, 1998, purchased transportation decreased to 17.7% from 20.0% for the same period in 1997. These decreases were partially due to the increase in the Company's revenue per mile. Also, these decreases were due to the decrease in the ratio of independent contractors to company drivers to 24% as of June 30, 1998 from 27% as of June 30, 1997. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly lower for the three and six months ending June 30, 1998 compared to the same periods in 1997. These decreases were due to improved utilization of the Company's fleet.

The Company's operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 1998, decreased to 81.6% from 82.6% for the same period in 1997. The Company's operating ratio for the three months ended June 30, 1998, decreased to 81.1% from 81.9% for the same period in 1997. Management believes the decrease in the operating ratio was mainly due to tightened market capacity that resulted in higher utilization of the Company's fleet and a corresponding increase in revenue per mile.

For both the six months and three months ended June 30, 1998, net interest expense increased as a percentage of revenue compared to the same periods in 1997. These increases were primarily a result of the purchase of revenue equipment related to the growth of the Company's fleet.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.7% for the six months ended June 30, 1998, compared to 10.2% for the same period in 1997 and 11.0% for the three months ended June 30, 1998, compared to 10.6% for the same period in 1997.

Liquidity and Capital Resources

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit. Net cash provided by operating activities was approximately $10.4 million for the first six months of 1998, compared to $10.7 million for the corresponding period in 1997.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $18.5 million for the first six months of 1998 compared to $11.7 million for the same period in 1997.

Net cash used in financing activities and direct financing was approximately $0.2 million for the first six months of 1998 compared to net cash provided by financing activities of $3.0 million for the same period in 1997. Net cash used in financing activities during the first six months of 1998 was the result of the Company paying cash to fund the expansion of its equipment fleet.

The Company has a $10 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate elected by the Company; the Company may elect the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At June 30, 1998, the Company had $4.3 million of outstanding borrowings under the revolving line of credit.

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


Seasonality

To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather has not adversely affected the Company's business. Expansion of the Company's operations into the midwest, on the east coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to seasonal weather.


Inflation

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the six months ended June 30, 1998, were not significant.

Year 2000

The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company's computer systems are year 2000 compliant, or will be made Year 2000 compliant within the next twelve months. Neither the "Year 2000 Issue" nor the financial effects of any reviews, testing, or modifications the Company may undertake in response to that issue are expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. At this time, the Company is unable to determine whether the impact of the "Year 2000 issue" on its customers or suppliers will affect the Company.


Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Total comprehensive income was $3,353,177 and $2,577,750 for the three-month periods ending June 30, 1998 and 1997, respectively. Total comprehensive income was $6,282,512 and $4,669,755 for the six-month periods ending June 30, 1998 and 1997, respectively.

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement periods beginning after December 15, 1997. However, SFAS No. 131 need not be applied to interim financial statements in the initial year of adoption.

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

                  Exhibit 27             Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1998.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KNIGHT TRANSPORTATION, INC.



       Date:    August 7, 1998            By:   /s/ Kevin P. Knight
                                                --------------------------------
                                                Kevin P. Knight
                                                Chief Executive Officer




       Date:    August 7, 1998            By:   /s/ Clark Jenkins
                                                --------------------------------
                                                Clark Jenkins
                                                Chief Financial Officer and
                                                Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                           Commission File No. 0-24946

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