Form 10-Q
period 1998-09-30
KNIGHT TRANSPORTATION INC
filed 1998-11-12
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

                                 Yes [X]  No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 11, 1998 was 14,953,739 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                PAGE NUMBER

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 1998                    1
               and December 31, 1997

            Consolidated Statements of Income for the Three Months                  3
               and Nine Months Ended September 30, 1998 and September 30,
               1997

            Consolidated Statements of Cash Flows for the Nine Months               4
               Ended September30, 1998 and September 30, 1997

            Notes to Consolidated Financial Statements                              6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION             8
            AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             12

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                      13

ITEM 2.     CHANGES IN SECURITIES                                                  13

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                        13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    13

ITEM 5.     OTHER INFORMATION                                                      13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                       14

SIGNATURES                                                                         15

INDEX TO EXHIBITS                                                                  17

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                       September 30, 1998
                                           (unaudited)       December 31, 1997
                                       ------------------    ------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents           $          114,783    $          512,339
   Accounts receivable, net                    16,034,296            11,934,364
   Notes Receivable                               323,124                  --
   Inventories and supplies                     1,551,293               402,076
   Prepaid expenses                             2,379,991               694,434
   Deferred tax asset                           2,646,100             1,907,800
                                       ------------------    ------------------

         Total current assets                  23,049,587            15,451,013
                                       ------------------    ------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                        5,299,837             4,322,837
   Buildings and improvements                   4,525,396             1,855,092
   Furniture and fixtures                       2,970,576             2,146,637
   Shop and service equipment                   1,113,847             1,018,636
   Revenue equipment                           93,944,211            75,695,123
   Leasehold improvements                         459,564               432,467
                                       ------------------    ------------------

                                              108,313,431            85,470,792
   Less: Accumulated depreciation             (24,313,324)          (20,025,293)
                                       ------------------    ------------------

PROPERTY AND EQUIPMENT, net                    84,000,107            65,445,499
                                       ------------------    ------------------
NOTES RECEIVABLE - Long-term                    1,680,457                  --
OTHER ASSETS                                    1,469,976             1,793,284
                                       ------------------    ------------------

                                       $      110,200,127    $       82,689,796
                                       ==================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                          September 30, 1998
                                                              (unaudited)      December 31, 1997
                                                          ------------------   ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

            Accounts payable                              $       10,230,759   $        4,847,070
            Accrued liabilities                                    5,272,102            3,082,413
            Claims accrual                                         4,057,375            3,463,322
            Line of credit                                         7,644,844            2,000,000
            Current portion of long-term debt                           --                 14,171
                                                          ------------------   ------------------


         Total current liabilities                                27,205,080           13,406,976


DEFERRED INCOME TAXES                                             16,146,685           12,485,085
                                                          ------------------   ------------------

         Total liabilities                                        43,351,765           25,892,061
                                                          ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
            Preferred stock, $0.01 par value;
              authorized 50,000,000 shares,
              none issued and outstanding                               --                   --
            Common Stock, $0.01 par value;
              authorized 100,000,000 shares; issued
              and outstanding 14,949,867 and 14,924,423
              shares, respectively                                   149,499              149,244
            Additional paid-in capital                            24,256,887           24,007,385
            Retained earnings                                     42,441,976           32,641,106
                                                          ------------------   ------------------

         Total shareholders' equity                               66,848,362           56,797,735
                                                          ------------------   ------------------

                                                          $      110,200,127   $       82,689,796
                                                          ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended              Nine Months Ended
                                                    September 30                    September 30
                                                    ------------                    ------------

                                                1998            1997            1998            1997
                                                ----            ----            ----            ----
OPERATING REVENUE                           $ 32,861,739    $ 25,682,179    $ 91,489,378    $ 71,245,395
                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
         Salaries, wages and benefits          9,346,431       7,138,729      26,197,664      19,803,606
         Fuel                                  3,331,291       2,586,702       9,052,947       7,268,926
         Operations and maintenance            2,090,818       1,551,171       5,519,352       3,987,488
         Insurance and claims                    745,378         573,281       2,454,207       1,771,962
         Operating taxes and licenses          1,386,575       1,041,106       3,741,833       2,919,419
         Communications                          249,584         152,522         697,760         409,117
         Depreciation and amortization         3,244,731       2,430,082       9,051,981       6,822,965
         Purchased transportation              5,591,984       5,015,100      15,842,763      14,040,383
         Miscellaneous operating expenses        802,992         552,916       2,099,709       1,654,876
                                            ------------    ------------    ------------    ------------
                                              26,789,784      21,041,609      74,658,216      58,678,742
                                            ------------    ------------    ------------    ------------

                  Income from operations       6,071,955       4,640,570      16,831,162      12,566,653
                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income                          34,772           2,937          55,910          48,116
         Interest expense                       (113,369)        (17,781)       (196,202)        (39,288)
                                            ------------    ------------    ------------    ------------

                                                 (78,597)        (14,844)       (140,292)          8,828
                                            ------------    ------------    ------------    ------------

                  Income before taxes          5,993,358       4,625,726      16,690,870      12,575,481

INCOME TAXES                                  (2,475,000)     (1,910,000)     (6,890,000)     (5,190,000)
                                            ------------    ------------    ------------    ------------

                  Net income                $  3,518,358    $  2,715,726    $  9,800,870    $  7,385,481
                                            ============    ============    ============    ============

Net income per common share and common
share equivalent:
                  Basic                     $       0.24    $       0.18    $       0.66    $       0.50
                                            ============    ============    ============    ============
                  Diluted                   $       0.23    $       0.18    $       0.64    $       0.49
                                            ============    ============    ============    ============

Weighted average number of common shares
and common share equivalents outstanding:
                  Basic                       14,946,820      14,879,844      14,938,433      14,864,826
                                            ============    ============    ============    ============
                  Diluted                     15,206,761      15,161,588      15,236,805      15,133,670
                                            ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30
                                                                  ------------

                                                              1998            1997
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                $  9,800,870    $  7,385,481
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                       9,051,981       6,901,367
         Allowance for doubtful accounts                        46,068          95,245
         Deferred income taxes                               2,248,815       2,554,362
Changes in assets and liabilities:
         Increase in receivables                            (6,149,581)     (1,084,234)
         Increase in inventories and supplies               (1,149,217)       (232,234)
         Increase in prepaid expenses                       (1,685,557)       (794,160)
         Decrease (increase) in other assets                   297,466        (549,378)
         Increase in accounts payable                        1,672,609         970,567
         Increase in accrued liabilities and
              claims accrual                                 3,458,227       1,150,748
                                                          ------------    ------------

                  Net cash provided by operating
                  activities                                17,591,681      16,397,764
                                                          ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:

         Purchase of property and equipment, net           (21,134,552)    (15,938,094)
                                                          ------------    ------------


                  Net cash used in investing activities   $(21,134,552)   $ (8,859,345)
                                                          ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                             Nine Months Ended
                                                                September 30
                                                                ------------

                                                             1998           1997
                                                             ----           ----

CASH FLOW FROM FINANCING ACTIVITIES:

         Borrowing on line of credit, net                  5,644,844      1,500,000
         Repayments of debt                                  (14,171)      (387,057)
         Decrease in accounts payable - equipment         (2,735,115)    (2,929,800)
         Proceeds from exercise of stock options             249,757        206,924
                                                         -----------    -----------

                  Net cash provided by (used in)
                  Financing activities                     3,145,315     (1,609,933)
                                                         -----------    -----------

NET DECREASE IN CASH AND CASH
         EQUIVALENTS                                        (397,556)    (1,150,263)
CASH AND CASH EQUIVALENTS,
         Beginning of period                                 512,339      1,244,745
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $   114,783    $    94,482
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Noncash investing and financing transactions:
                  Equipment acquired by
                  accounts payable                       $ 6,446,198    $ 2,148,018


         Cash paid during the period for:
                  Income taxes                           $ 3,439,916    $ 2,984,367
                  Interest                                   196,255         40,926

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Financial Information

The accompanying consolidated financial statements include the parent company, Knight Transportation, Inc., and its wholly owned subsidiaries, Quad-K Leasing, Inc.; KTTE Holdings, Inc.; QKTE Holdings, Inc.; Knight Management Services, Inc.; and Knight Dedicated Services Limited Partnership (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2.  Recapitalization and Stock Split

On April 22, 1998, the Company's Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock dividend was paid on May 18, 1998, to stockholders of record as of the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect the stock split.

Note 3.  Net Income Per Share

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which supersedes Accounting Principles Board (APB) Opinion No. 15, the existing authoritative guidance. SFAS 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated.

A reconciliation of the basic and diluted EPS computations for the three months and nine months ended September 30, 1998 and 1997 is as follows:


                           KNIGHT TRANSPORTATION, INC.
                                AND SUBSIDIARIES

           SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE (UNAUDITED)


                                         Three Months Ended          Nine Months Ended
                                            September 30                September 30
                                            ------------                ------------

                                         1998          1997          1998          1997
                                         ----          ----          ----          ----

Weighted average common
    shares outstanding - basic        14,946,820    14,879,844    14,938,433    14,864,826

Effect of stock options (1)              259,941       281,744       298,372       268,844
                                     -----------   -----------   -----------   -----------

Weighted average common
    share and common share
    equivalents outstanding -
    diluted                           15,206,761    15,161,588    15,236,805    15,133,670
                                     ===========   ===========   ===========   ===========

Net income                           $ 3,518,358   $ 2,715,726   $ 9,800,870   $ 7,385,481

   Net income per common share and
   common share equivalent
                  Basic              $       .24   $       .18   $       .66   $       .50
                                     ===========   ===========   ===========   ===========
                  Diluted            $       .23   $       .18   $       .64   $       .49
                                     ===========   ===========   ===========   ===========

(1) Amount calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate'" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Annual Report on Form 10-K, including Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Company's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company's operating revenue for the nine months ended September 30, 1998, increased by 28.4% to $91.5 million from $71.2 million over the same period in 1997. For the three months ended September 30, 1998, operating revenue increased by 28.0% to $32.9 million from $25.7 million over the same period in 1997.

The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet. The Company's fleet increased by 25.4% to 918 tractors (including 216 owned by independent contractors) as of September 30, 1998, from 732 tractors (including 191 owned by independent contractors) as of September 30, 1997. Along with increases in revenue, the Company's revenue per mile increased to $1.24 per mile for the nine months ended September 30, 1998, from $1.21 per mile for the same period in 1997. The increase in revenue per mile was primarily the result of tightened capacity in the marketplace.

Salaries, wages and benefits increased as a percentage of operating revenue to 28.7% for the nine months ended September 30, 1998, from 27.8% for the same period in 1997. For the three months ended September 30, 1998, salaries, wages and benefits increased as a percentage of operating revenue to 28.4% from 27.8% for the same period in 1997. These increases were primarily the result of the ratio of company drivers to independent contractors increasing to 76% as of September 30, 1998 from 74% as of September 30, 1997. For Company drivers, the Company records accruals for worker's compensation benefits as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.9% for the nine months ended September 30, 1998, from 10.2% for the same period in 1997. This decrease was primarily the result of lower fuel costs per gallon. For the three months ended September 30, 1998 and 1997, fuel expenses as a percentage of revenue remained consistent at 10.1%.

Operations and maintenance expense increased as a percentage of operating revenue to 6.0% for the nine months ended September 30, 1998, from 5.6% for the corresponding period in 1997. For the three months ended September 30, 1998, operations and maintenance expense as a percentage of operating revenue increased to 6.4% from 6.0% for the same period in 1997. These increases resulted from the relative increase in the ratio of company drivers to independent contractors as well as slightly higher maintenance costs related to the age of the Company's fleet.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimate of future claims development based on historical claims development trends. Insurance and claims expense increased as a percentage of operating revenue to 2.7% for the nine months ended September 30, 1998, from 2.5% for the same period in 1997. For the three months ended September 30, 1998, insurance and claims expense increased as a percentage of operating revenue to 2.3% from 2.2% for the same period in 1997. These increases were due to a slight increase in the amount of claims incurred during the period.

Operating taxes and licenses as a percentage of operating revenue remained consistent at 4.1% for the nine months ended September 30, 1998 and 1997. For the three months ended September 30, 1998, operating taxes and licenses as a percentage of operating revenue increased to 4.2% from 4.0% for the same period in 1997. The increase for the three months ended September 30, 1998 was due to the decrease in the ratio of independent contractors to company drivers. Independent contractors are required to pay their own mileage taxes.

Communications expense as a percentage of operating revenue for both the nine months and three months ended September 30, 1998, was slightly higher than the same periods in 1997 as a result of an increase in the overall business volume.

Depreciation and amortization expense as a percentage of operating revenue increased to 9.9% for the nine month period ended September 30, 1998, from 9.6% for the same period in 1997. For the three months ended September 30, 1998, depreciation and amortization expense increased as a percentage of operating revenue to 9.9% from 9.5% for the same period in 1997. These increases were due primarily to the increase in the ratio of Company drivers to independent contractors.

Purchased transportation decreased as a percentage of operating revenue to 17.3% for the nine months ended September 30, 1998, from 19.7% for the same period in 1997. For the three months ended September 30, 1998, purchased transportation decreased to 17.0% from 19.5% for the same period in 1997. These decreases were partially due to a combination of the increase in the Company's revenue per mile and the decrease in the ratio of independent contractors to company drivers to 24% as of September 30, 1998, from 26% as of September 30, 1997. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly lower for the nine months ending September 30, 1998 compared to the same period in 1997. These decreases were due to improved utilization of the Company's fleet. For the three months ended September 30, 1998, miscellaneous operating expenses increased as a percentage of operating revenue to 2.4% from 2.2% for the same period in 1997.

The Company's operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 1998, decreased to 81.6% from 82.4% for the same period in 1997. The Company's operating ratio for the three months ended September 30, 1998, decreased to 81.5% from 81.9% for the same period in 1997. Management believes the decrease in the operating ratio was mainly due to tightened market capacity that resulted in an increase in revenue per mile.

For both the nine months and three months ended September 30, 1998, net interest expense increased as a percentage of revenue compared to the same periods in 1997. These increases were primarily a result of the purchase of revenue equipment related to the growth of the Company's fleet.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.7% for the nine months ended September 30, 1998, compared to 10.4% for the same period in 1997 and 10.7% for the three months ended September 30, 1998, compared to 10.6% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit. Net cash provided by operating activities was approximately $17.6 million for the first nine months of 1998, compared to $16.4 million for the corresponding period in 1997.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $27.6 million for the first nine months of 1998 compared to $18.1 million for the same period in 1997.

Net cash provided by financing activities and direct financing was approximately $3.1 million for the first nine months of 1998 compared to net cash used in financing activities of $1.6 million for the same period in 1997. Net cash used in financing activities during the first nine months of 1997 was the result of the Company paying cash to fund the expansion of its equipment fleet.

The Company has a $10 million line of credit from its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the cost of such acquisitions are not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate elected by the Company; the Company may elect the London Interbank Offered Rate (LIBOR), the prime rate, or the lender's certificate of deposit rate. At September 30, 1998, the Company had elected the LIBOR and had $7.6 million of outstanding borrowings under the revolving line of credit.

In October, 1998, the Company entered into a $10 million term loan with a bank which will mature in 60 months. The interest is at a fixed percentage as defined in the note agreement. The note is unsecured.

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

SEASONALITY

In the transportation industry, results of operation frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather has not adversely affected the Company's business. Expansion of the Company's operations into the midwest, on the east coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to seasonal weather.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the nine months ended September 30, 1998, were not significant.

YEAR 2000 ISSUE

The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company is in the process of reviewing, testing, and implementing various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems. The Company has been and will be in contact with significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to determine and resolve any Year 2000 related issues. The Company currently anticipates that all necessary Year 2000 modifications will be completed in the next six months, and that such efforts will be completed prior to any anticipated impact on its computer equipment and software.

All internal and external costs associated with the Company's Year 2000 compliance activities are expensed as incurred. The Company believes that the costs of addressing the Year 2000 issue will not have a material impact on its financial position.

Since all major computerized systems and applications will have been reviewed and tested as part of the Year 2000 project, the Company feels that it has reasonably addressed all material risks that may effect its operations. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified and corrected, there can be no assurance that the Year 2000 issue will not materially effect the Company's relationships with vendors, customers, and others. Also, there can be no assurance that the Year 2000 issues of other entities with whom the Company deals will not have a material adverse impact on the Company's operations.

The Company is in the process of evaluating and developing a contingency plan to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Total comprehensive income was $3,518,358 and $2,715,726 for the three-month periods ending September 30, 1998 and 1997, respectively. Total comprehensive income was $9,800,870 and $7,385,481 for the nine-month periods ending September 30, 1998 and 1997, respectively.

In June, 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement periods beginning after December 15, 1997. However, SFAS 131 need not be applied to interim financial statements in the initial year of adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Financial Accounting Reporting Release Number 48 issued by the Securities and Exchange Commission in January, 1997, the Company is required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. The Company has elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based upon hypothetical changes in interest rates and commodity prices.

The Company has not had occasion to use derivative financial instruments for risk management purposes and does not use them for either speculation or trading. Because the Company's operations are confined to the United States, the Company is not subject to foreign currency risk.

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material effect on the Company's financial condition, based upon the level of debt carried by the Company as of September 30, 1998. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix and Indianapolis facilities that enable it to purchase fuel at "rack" prices, saving pump charges. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's results of operations.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including Equal Employment Opportunity Commission claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-K

                  Exhibit No.       Description
                  -----------       -----------

                  Exhibit 3 Instruments defining the rights of security holders, including indentures

                           (3.1) Restated Articles of Incorporation of the Company (Incorporated by reference to
                                    Exhibit  3.1 to the  Company's  Registration
                                    Statement on Form S-1. No 33-83534.)

                           (3.2) Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the period ending December 31, 1996.)

                  Exhibit 4 Instruments defining the rights of security holders, including indentures

                           (4.1) Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.)

                           (4.2) Sections 2 and 5 of the Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.)

                  Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 1998.)

                  Exhibit 27        Financial Data Schedule

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.



         Date:    November 11, 1998     By: /s/ Kevin P. Knight
                                           -------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer




         Date:    November 11, 1998     By: /s/ Clark Jenkins
                                           -------------------------------------
                                            Clark Jenkins
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


                                                                                         Sequentially
Exhibit No.                Description                                                 Numbered Pages(1)
-----------                -----------                                                 -----------------

Exhibit 3 Instrument defining the rights of security holders, including indentures

                  (3.1)    Restated  Articles  of  Incorporation  of the Company
                           (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. No
                           33-83534.)

                  (3.2)    Amended   and   Restated   Bylaws   of  the   Company
                           (Incorporated  by  reference  to  Exhibit  3.2 to the
                           Company's  report on Form 10-K for the period  ending
                           December 31, 1996.)


Exhibit 4 Instruments defining the rights of security holders, including indentures

                  (4.1)    Articles  4, 10 and 11 of the  Restated  Articles  of
                           Incorporation   of  the  Company.   (Incorporated  by
                           reference to Exhibit 3.1 to the  Company's  Report on
                           Form 10-K for the  fiscal  year  ended  December  31,
                           1994.)

                  (4.2) Sections 2 and 5 of the Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit
                           3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.)


Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes
                  To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 1998)


Exhibit 27        Financial Data Schedule



(1) The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.