Form 10-K
period 1998-12-31
KNIGHT TRANSPORTATION INC
filed 1999-03-31
CIK 929452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

               Arizona                                           86-0649974
   (State or other jurisdiction of                            (i.R.S. Employer
    incorporation or organization)                           identification no.)

5601 West Buckeye Road, Phoenix, Arizona                           85043
(Address of principal executive offices)                         (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1999, was $141,599,291 (based upon $21.0625 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 4, 1999 was 14,992,061.

The Information Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 is incorporated into this Form 10-K Part III by reference.

================================================================================

                                TABLE OF CONTENTS

                           KNIGHT TRANSPORTATION, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1998

                                                                           Page
                                                                           ----
PART I.
    Item 1.   Business.......................................................1
    Item 2.   Properties.....................................................6
    Item 3.   Legal Proceedings..............................................7
    Item 4.   Submission of Matters to a Vote of Security Holders............7

PART II.
    Item 5.   Market for Company's Common Equity and Related
               Shareholder Matters...........................................8
    Item 6.   Selected Financial Data........................................9
    Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................10
    Item 7A   Quantitative and Qualitative Disclosures About
               Market Risk..................................................17
    Item 8.   Financial Statements and Supplementary Data...................18
    Item 9.   Changes in and Disagreements on Accounting and
               Financial Disclosure.........................................18

PART III.
    Item 10.  Directors and Executive Officers of the Company...............18
    Item 11.  Executive Compensation........................................18
    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management...............................................18
    Item 13.  Certain Relationships and Related Transactions................18

PART IV.
    Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K......................................19

SIGNATURES..................................................................22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ...................................24

CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES....................25

INDEX TO EXHIBITS...........................................................38

                                     PART I

ITEM 1.   BUSINESS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS" AND "LIKELY" VARIATIONS OF THESE WORDS, AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED IN THIS PART AND ELSEWHERE IN THIS ANNUAL REPORT.

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

         The Company's stock has been publicly traded since October 1994. From 1992 to 1998, Knight's revenue has grown to $125.0 million from $19.6 million, and net income has increased to $13.3 million from $1.9 million. This growth resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet.

OPERATIONS

         Knight's operating strategy focuses on four key elements: growth, regional operations, customer service, and operating efficiencies.

         o GROWTH. Knight's objective is to achieve significant growth through the controlled growth of high quality service to existing customers and the development of new customers in its expanded market areas. The Company has developed an independent contractor program to increase its tractor fleet and provide additional service to customers, while minimizing capital investment by the Company. The Company believes that there are significant opportunities to continue to increase its business in the short-to-medium haul market by pursuing existing strategies and expanding its dedicated services.

         o REGIONAL OPERATIONS. The Company's headquarters and facilities in Phoenix, Arizona allow it to serve the Western region of the United States. The Company has also established operations near Houston, Texas to serve customers in the Louisiana and Texas region. In March 1999, the Company leased a facility in Corsicana, Texas, in order to expand its operations in the Texas and Louisiana region. The Company's operations in Corsicana are supervised through its regional headquarters near Houston. The Company has also established operations in Indianapolis, Indiana, from which it provides regional and dedicated service in the Mid-West and on the East Coast. Knight expects that its three regional operating bases will provide a platform for future growth, and intends to expand its regional operations from those bases.

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

         o OPERATING EFFICIENCIES. The Company employs a number of strategies that it believes are instrumental to its efforts to achieve and maintain operating efficiencies. Knight seeks to maintain a simplified operation that focuses on operating dry vans in particular geographical and shipping markets. This approach allows the Company to concentrate its marketing efforts to achieve higher penetration of its targeted service areas. The Company seeks operating economies by maintaining a generally compatible fleet of tractors and trailers that facilitates Knight's ability to serve a broad range of customer needs and thereby maximizes equipment utilization and efficiencies in equipment maintenance and positioning.

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

         Knight has a diversified customer base. For the year ended December 31, 1998, the Company's 25 largest customers represented 51.4% of operating revenue; its ten largest customers represented 34.5% of operating revenue; and its five largest customers represented 22.0% of the Company's operating revenue. The Company believes that a substantial majority of the Company's 25 largest customers regard Knight as a preferred or "core carrier." Most of the Company's truckload carriage contracts are cancelable on 30 days notice. The loss of one or more large customers could have a materially adverse effect on the Company's operating results.

         Knight seeks to provide consistent, timely, flexible and cost efficient service to shippers. The Company's objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. The Company seeks to obtain a competitive advantage by providing high quality service to customers at competitive prices. To be responsive to customers' and drivers' needs, the Company often assigns particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

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

         The Company has made an investment in a communications company that provides two-way digital wireless communication services which enables customers such as the Company to communicate with manned and unmanned transportation assets via the Internet and through ground based wide-area networks. The Company's investment is intended to assure access to low cost communication services for the future which are capable of meeting the needs of the Company and its customers.

DRIVERS, OTHER EMPLOYEES, AND INDEPENDENT CONTRACTORS

         As of December 31, 1998, Knight employed 1,145 persons, including 933 drivers and 31 maintenance personnel. None of the Company's employees is represented by a labor union.

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

         The Company seeks to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated fleet operations, enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records.

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

         The Company also maintains an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides the Company an alternate method of obtaining additional revenue equipment. The Company intends to continue its use of independent contractors. As of December 31, 1998, the Company had 231 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. The Company provides trailers for each independent contractor. The Company also provides maintenance services for its independent contractors for a charge. The Company also offers financing at market interest rates to independent contractors to assist them in acquiring revenue equipment.

Company loans are secured by a lien on the independent contractor's revenue equipment. As of December 31, 1998, the Company had outstanding loans of approximately $3.4 million to independent contractors.

REVENUE EQUIPMENT

         The  Company  operates a fleet of  53-foot  long,  high cube  trailers, including 50 refrigerated trailers and 24 flatbed trailers in its fleet as of March 4, 1999. The efficiency and flexibility provided by its fleet configurations permit the Company to handle both high volume and high weight shipments. Knight's fleet configuration also allows the Company to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. Knight maintains a high trailer to tractor ratio, targeting a ratio of 2.7 to 1. Management believes maintaining this ratio promotes efficiency and allows it to serve a large variety of customers' needs without significantly changing or modifying equipment.

         Growth of the Company's tractor and trailer fleets is determined by market conditions, and the Company's experience and expectations regarding equipment utilization. In acquiring revenue equipment, the Company considers a number of factors, including economy, price, technology, warranty terms, manufacturer support, driver comfort and resale value. As of December 31, 1998, the Company operated 702 company tractors with an average age of 1.5 years and 2,809 trailers with an average age of 2.2 years. The Company also had under contract, as of December 31, 1998, 231 tractors, operated by independent contractors.

         The Company seeks to minimize the operating costs of its tractors and trailers by maintaining a relatively new fleet featuring cost saving technologies. The Company's current policy is to replace most of its tractors within 42 months after the date of purchase and to replace its trailers over a five to seven year period. Actual replacement depends upon the condition of particular equipment, its resale value and other factors. The Company employs a continuous preventive maintenance program designed to minimize equipment down time, facilitate customer service, and enhance trade value when equipment is replaced. The Company believes that its equipment acquisition program allows it to meet the needs of a wide range of customers in the dry van truckload market while, at the same time, controlling costs relating to maintenance, driver training and operations. As of December 31, 1998, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of approximately $41 million for delivery throughout 1999.

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

         The Company requires prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires the Company's drivers to obtain national commercial drivers' licenses pursuant to regulations promulgated by the DOT. The DOT also requires that the Company implement a drug and alcohol testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, and post-accident drug testing.

         The Company's Chief Financial Officer and Vice President of Human Resources and Administration are responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage up to a maximum limit of $100,000 per occurrence, for collision, comprehensive, and cargo liability up to a combined limit of $12,500 per occurrence, and for workers' compensation up to $250,000 per occurrence. The Company maintains insurance to cover liabilities in excess of these amounts. The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence and $2,000,000 in the aggregate; automobile liability coverage up to $1,000,000 per occurrence; cargo insurance up to $2,500,000 per occurrence; and additional umbrella liability coverage up to $25,000,000. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of the Company's self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the Company's balance sheet. Management believes that the Company's insurance coverages are adequate to protect the Company from any significant losses.

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

REGULATION

         Generally, the trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated  truckload  carriers'  operating rights,  accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"), but a lack of regulations implementing such transfers currently prevents the Company from assessing the full impact of this action.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

         The Company's motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. The Company has initiated programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs an internal environmental review so that the Company can achieve environmental compliance and avoid environmental risk. The Company's Phoenix and Indianapolis facility was designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company transports a minimum amount of environmentally hazardous substances and, to date, has experienced no significant claims for hazardous substance shipments. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.

         The Company's operations involve certain inherent environmental risks. The Company's Phoenix facility is located on land identified as potentially having groundwater contamination beneath it allegedly resulting from the release of hazardous substances by persons who have operated in the general vicinity. The area has been classified as a state superfund site. The Company has been located at its present Phoenix facility since 1990 and, during such time, has not been identified as a potentially responsible party with regard to the groundwater contamination. The Company has installed a fuel island at its Phoenix, Arizona headquarters and maintains above-ground bulk fuel storage to provide fuel for this facility. The Company's Phoenix bulk fuel storage facility has been designed to minimize environmental risk. There are two underground storage tanks located on the Company's Indianapolis property. The tanks are subject to regulation under both federal and state law and are currently being leased to and operated by an independent, third party fuel distributor. The Company assumed the lessor's interest in the lease, in connection with its purchase of the property. The lessee has agreed to carry environmental impairment liability insurance, naming the Company, as lessor, as an insured, covering the spillage, seepage or other loss of petroleum products, hazardous wastes, or similar materials onto the leased premises and has agreed to indemnify the Company, as lessor, against damage from such occurrences. The Indianapolis property is located approximately 0.1 mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of the Company's Indianapolis property that have known contamination. Environmental reports obtained by the Company have disclosed no evidence that activities on the Company's Indianapolis property have caused or contributed to the area's contamination.

         The Company believes it is currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. See "Legal Proceedings" for additional information regarding certain regulatory matters.

ITEM 2. PROPERTIES

         The Company's headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 43 acres. The Company owns approximately 35 acres and the remaining 8 acres are leased from Mr. L. Randy Knight, an officer and director of the Company and one of its principal shareholders. See "Certain Relationships and Related Transactions," below, for additional information. In October 1997, the Company completed construction of a bulk fuel storage facility and fueling islands at its Phoenix headquarters to obtain greater operating efficiencies. In June of 1998, the Company completed expansion of its headquarters facilities.

         The Company owns and operates a 9.5 acre regional facility in Indianapolis, Indiana. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion, and will serve as a base for the Company's operations in the Midwest. The Company completed its initial expansion of this facility in October, 1998.

         The Company's operations near Houston are currently located on the premises of one of the Company's significant customers, for whom it provides dedicated services. These facilities also support the Company's non-dedicated operations in the Texas and Louisiana region. The Company has acquired property in Katy, Texas for its regional headquarters and construction of the Company's new facility is expected to be completed by January, 2000.

         In March 1999, the Company entered into a lease for terminal facilities in Corsicana, Texas, from which the Company will operate in order to provide dedicated services to one of its larger customers. The Company's operations in Corsicana, Texas will be coordinated through the Company's regional headquarters located in Katy, Texas.

         The Company leases office facilities in California, Oklahoma and Utah, which it uses for fleet maintenance, record keeping and general operations. The Company purchased property during 1998 in Fontana, California to serve as a trailer drop and dispatching facility to support the Company's operations in California. The Company also leases space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

         As of December 31, 1998, the Company's aggregate monthly rent for all leased properties was approximately $35,000.

         The Company believes that its current facilities and those under expansion are suitable and adequate for its present needs. The Company periodically seeks to improve its facilities or identify new favorable locations. The Company has not encountered any significant impediments to the location or addition of new facilities.

ITEM 3. LEGAL PROCEEDINGS

         The  Company  is  a  party  to   ordinary,   routine   litigation   and
administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including equal employment opportunity claims, and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. See "Business -- Safety and Risk Management." It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol KNGT. The following table sets forth, for the period indicated, the high and low bid information per share of the Company's common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                            HIGH             LOW
                                            ----             ---
                 1997
                 First Quarter           $   16.83       $   12.50
                 Second Quarter          $   19.00       $   13.67
                 Third Quarter           $   19.17       $   14.33
                 Fourth Quarter          $   21.33       $   15.17

                 1998
                 First Quarter           $   21.33       $   16.33
                 Second Quarter          $   21.92       $   15.00
                 Third Quarter           $   19.88       $   12.88
                 Fourth Quarter          $   28.50       $   14.75

         As of March 4, 1999, the Company had 70 shareholders of record and approximately 1,550 beneficial owners in security position listings of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                           1998        1997        1996        1995        1994
                                           ----        ----        ----        ----        ----
                                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
STATEMENTS OF INCOME DATA:
 Operating revenue                       $125,030     $99,428     $77,504     $56,170     $37,543
 Operating expenses                       102,049      81,948      64,347      45,569      29,431
 Income from operations                    22,981      17,480      13,157      10,601       8,112
 Net interest expense and other              (259)        (18)       (346)       (196)       (734)
 Income before income taxes                22,722      17,462      12,810      10,406       7,378
 Net income                                13,346      10,252       7,510       5,806       4,094
 Diluted net income per share (1)             .87         .68         .52         .43         .33

BALANCE SHEET DATA (AT END OF PERIOD):
 Working capital (deficit)               $  3,242     $ 2,044     $ 4,141     $  (293)    $ 1,761
 Total assets                             116,958      82,690      64,118      43,099      32,588
 Long-term obligations, net of current      7,920          --          53         981       2,117
 Shareholders' equity                      70,646      56,798      45,963      24,732      18,903

OPERATING DATA (UNAUDITED):
 Operating ratio(2)                          81.6%       82.4%       83.0%       81.1%       78.4%
 Average revenue per mile                $   1.24     $  1.22     $  1.24     $  1.26     $  1.29
 Average length of haul (miles)               489         500         489         494         482
 Empty mile factor                           10.0%        9.6%        9.6%       10.3%       10.1%
 Tractors operated at end of period(3)        933         772         575         425         291
 Trailers operated at end of period         2,809       2,112       1,529       1,044         639

----------
(1) Net income per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".
(2)  Operating expenses as a percentage of operating revenue.
(3) Includes 231 independent contractor operated vehicles at December 31, 1998; includes 192 independent contractor operated vehicles at December 31, 1997; 158 independent contractor operated vehicles at December 31, 1996; 115 independent contractor operated vehicles at December 31, 1995; and 29 independent contractor operated vehicles at December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS," "LIKELY" AND VARIATIONS OF THESE WORDS, AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," AS WELL AS THOSE DISCUSSED IN THIS ITEM AND ELSEWHERE IN THIS ANNUAL REPORT.

GENERAL

         The following discussion of the Company's financial condition and results of operations for the three-year period ended December 31, 1998, should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

         Knight was incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 1998, the Company's operating revenue grew at a 36.5% compounded annual rate, while net income increased at a 40.4% compounded annual rate.

         The Company has established regional operations in Phoenix, Arizona; Indianapolis, Indiana; and Katy, Texas. The Company's headquarters facilities in Phoenix, Arizona, serve the Western United States. The Company's operations in Indianapolis allow the Company to serve customers in the Midwest and on the East Coast and provide a platform for the expansion of the Company's operations in those regions. The Company's operations in Katy, Texas were undertaken to provide dedicated service to a large customer and to provide a base for the expansion of operations in the Texas and Louisiana regions.

         To support its growth, the Company initiated an independent contractor program in 1994. The Company's decision to utilize independent contractors as part of the Company's fleet expansion was based on several factors, including reduced Company capital requirements, since independent contractors provide their own tractors. Use of independent contractors also resulted in a lower turnover rate. Due to the use of independent contractors, the Company originally experienced a decrease in salaries, wages and benefits, fuel and maintenance, and other expenses, as a percentage of operating revenue, and a corresponding increase in purchased transportation as a percentage of operating revenue. As of December 31, 1998, the Company had 231 tractors owned and operated by independent contractors. The Company expanded its Company-owed fleet during 1998. As the Company-owed fleet has expanded, purchased transportation has decreased slightly as a percentage of operating revenue. Purchased transportation represents the amount an independent contractor is paid to haul freight for the Company on a mutually agreed per-mile basis.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of the Company's expense items to operating revenue for the three-year period indicated below:

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                             1998    1997      1996
                                             ----    ----      ----
         Operating revenue                  100.0%   100.0%   100.0%
                                            -----    -----    -----
         Operating expenses:
         Salaries, wages and benefits        28.7     28.2     28.7
         Fuel                                 9.7     10.2     10.2
         Operations and maintenance           5.9      5.6      5.2
         Insurance and claims                 2.5      2.5      3.6
         Operating taxes and licenses         4.2      4.1      3.9
         Communications                        .8       .6       .6
         Depreciation and amortization       10.0      9.6      9.7
         Purchased transportation            17.4     19.2     18.6
         Miscellaneous operating expenses     2.4      2.4      2.5
                                            -----    -----    -----
         Total operating expenses            81.6     82.4     83.0
                                            -----    -----    -----
         Income from operations              18.4     17.6     17.0
         Net interest expense                  .2       --       .5
                                            -----    -----    -----
         Income before income taxes          18.2     17.6     16.5
         Income taxes                         7.5      7.3      6.8
                                            -----    -----    -----
         Net Income                          10.7%    10.3%     9.7%
                                            =====    =====    =====

FISCAL 1998 COMPARED TO FISCAL 1997

         Operating revenue increased by 25.7% to $125.0 million in 1998 from $99.4 million in 1997. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1998 compared to 1997. The Company's fleet increased by 20.9% to 933 tractors (including 231 owned by independent contractors) as of December 31, 1998, from 772 tractors (including 192 owned by independent contractors) as of December 31, 1997. Average revenue per mile increased to $1.24 per mile for the year ended December 31, 1998, from $1.22 per mile for the same period in 1997, reflecting higher demand for the Company's services resulting in continued upward pressure on rates in all of the Company's operating regions. Equipment utilization averaged 120,500 miles per tractor in 1998, down slightly when compared to an average of 121,459 miles per tractor in 1997. This change reflects increased competition in the short-to-medium truckload carrier business.

         Salaries, wages and benefits expense increased as a percentage of operating revenue to 28.7% for 1998 from 28.2% for 1997 primarily as the result of the expansion of the Company-owned tractor/trailer fleet. For its drivers, the Company records accruals for workers' compensation benefits as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits expenses in its consolidated statements of income.

         Fuel expense decreased as a percentage of operating revenue to 9.7% for 1998 from 10.2% in 1997 due mainly to lower average fuel prices during 1998 compared to 1997. The Company cannot predict whether higher prices will return or the extent to which fuel surcharges could be collected from customers to offset such increases if they occur.

         Operations and maintenance expense increased as a percentage of operating revenue to 5.9% for 1998 from 5.6% in 1997. This increase was the result of the decrease in the number of independent contractors as a percentage of the Company's entire fleet to 24.8 in 1998, compared to 24.9% in 1997, and a decrease in equipment utilization during 1998.

         Insurance and claims expense remained constant as a percentage of operating revenue at 2.5% for both 1998 and 1997.

         Operating taxes and license expense increased slightly as a percentage of operating revenue to 4.2% for 1998 from 4.1% for 1997. The increase resulted primarily from the decrease in the number of independent contractors as a percentage of the Company's entire fleet during 1998 as independent contractors are responsible for paying their own mileage taxes, the increased cost associated with the licensing of trailers for use in states with higher licensing fees, and a decrease in equipment utilization during 1998.

         Communications expenses increased as a percentage of operating revenue to 0.8% in 1998 compared to 0.6% in 1997. The increase resulted primarily from an increase in the Company's overall business volume, and a decrease in equipment utilization during 1998.

         Depreciation and amortization expense increased to 10.0% for 1998 from 9.6% in 1997. The increase resulted from the decrease in the number of independent contractors as a percentage at the Company's entire fleet during 1998, and a decrease in equipment utilization during 1998.

         Purchased transportation expense decreased to 17.5% in 1998 from 19.2% in 1997 due to a combination of the increase in the Company's revenue per mile and the decrease in the number of independent contractors as a percentage of the Company's entire fleet during 1998.

         Miscellaneous operating expenses remained steady, with no significant change taking place in 1998.

         As a result of the above factors, the Company's operating ratio (operating expenses expressed as a percentage of operating revenue) was 81.6% for 1998, compared to 82.4% for 1997.

         Net interest expense increased as a percentage of operating revenue to 0.2% for 1998 from less than 0.1% in 1997 as a result of the purchase during 1998 of debt financed revenue equipment to expand the Company's fleet.

         Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expense increased as a percentage of revenue to 7.5% for the year ended December 31, 1998 from 7.3% for the year ended December 31, 1997 primarily due to the decrease in the Company's operating ratio.

         As a result of the preceding changes, the Company's net income as a percentage of operating revenue increased to 10.7% in 1998, from 10.3% in 1997.

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

         Salaries, wages and benefits expense decreased as a percentage of operating revenue to 28.2% for 1997 from 28.7% for 1996, primarily the result of the increase in the ratio of tractors to non-driving employees. This ratio measures productivity and efficiency of non-driving personnel. The Company records accruals for workers' compensation as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits expenses in its consolidated statements of income.

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

         Operating taxes and license expense increased as a percentage of operating revenue to 4.1% for 1997 from 3.9% for 1996. The increase resulted primarily from the increased cost associated with the licensing of trailers for use in states with higher licensing fees.

         Communications expenses remained constant, with no significant change taking place in 1997 compared to 1996.

         Depreciation and amortization expense decreased to 9.6% for 1997 from 9.7% in 1996. The small decrease resulted from an increase in revenue being generated at each of the Company's facilities and the absence of large expenditures for any additional facilities.

         Purchased transportation expense increased to 19.2% in 1997 from 18.6% in 1996 due to the decrease in the Company's revenue per mile. Independent contractors are compensated at a fixed rate per mile.

         Miscellaneous operating expenses remained steady, with no significant change taking place in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of capital has been funds provided by operations, term borrowings to finance equipment purchases, the Company's line of credit, and the Company's initial and secondary public offerings in 1994 and 1996, respectively. Net cash provided by operating activities totaled approximately $29.3 million, $23.6 million and $14.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled approximately $31.5 million, $26.3 million and $24.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company anticipates that capital expenditures, net of trade-ins, will be approximately $41 million for 1999, to be used primarily to acquire new revenue equipment to expand the Company's fleet, to upgrade existing facilities, and to acquire additional facilities.

         Net cash provided by financing activities and net direct equipment financing was approximately $8.9 million for the year ended December 31, 1998. Net cash used in financing activities and net direct equipment financing was $0.8 million for the year ended December 31, 1997. Net cash provided by financing activities and net direct equipment financing was approximately $8.3 million for the year ended December 31, 1996. The change between 1998 and 1997 was due to the Company borrowing approximately $11.5 million during 1998. The change between 1997 and 1996 was due to the Company's ability to offset the cost of purchasing revenue equipment with the proceeds of the Company's secondary stock offering during 1996.

         The Company maintains a $10 million revolving line of credit with its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the Company's need for capital is not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate (LIBOR plus .625%), or the prime rate. At December 31, 1998, and March 4, 1999, the Company had $3,500,000 in borrowings under its revolving line of credit. The line of credit expires in May 1999. Management believes the Company will be able to renew or renegotiate its line of credit on terms at least as favorable as the current terms of the line of credit.

         The Company borrowed $10 million during 1998 under a long-term Promissory Note with its lender. The Note is unsecured and bears interest at a fixed rate of 5.75% per annum. As of December 31, 1998, $9,711,628 was currently owed under the Note, with monthly payments of $193,558 payable through October 2003.

         Management believes that the cash flow from operating activities and the availability of borrowings will be sufficient to meet the Company's capital needs through the next 18 months. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur additional debt or seek additional equity capital in the future. The availability of this capital will depend upon prevailing market conditions, the market price of the Company's Common Stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

SEASONALITY

         To date, the Company's revenue has not shown any significant seasonal pattern. Because the Company operates primarily in Arizona, California and the Western United States, winter weather generally has not adversely affected the Company's business. Expansion of the Company's operations in the Midwest, on the East Coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to seasonal weather in these regions.

INFLATION

         Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation and changing prices, which could result in higher operating costs and lower income from operations. The effects of inflation on the Company's business during 1998, 1997 and 1996 generally was not significant. During 1998, the Company experienced historically low fuel prices, as a result of conditions in the petroleum industry. The conditions that created these historic low price conditions may not persist.

YEAR 2000 CAPABILITIES.

         The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company has implemented or is in the process of reviewing, testing, and implementing various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems. The Company has been and will be in contact with its significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to determine and resolve any Year 2000 issues. The Company currently anticipates that all necessary Year 2000 modifications will be completed in the next six months, and that such efforts will be completed prior to any anticipated impact on its computer equipment and software.

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

         The Company is in the process of evaluating and developing a contingency plan to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. The contingency plan is expected to be completed in 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains and losses) in a full set for general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of factors over which the Company has little or no control may affect the Company's future results. Fuel prices, insurance costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, and customers' business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or increases in insurance costs or liability claims, to the extent not offset by increases in freight rates, would reduce the Company's profitability. Although the Company's independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customers' business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future or if the Company were unable to continue to attract and contract with independent contractors, the Company could be required to adjust its driver compensation package, which could adversely affect the Company's profitability if not offset by a corresponding increase in rates.

         The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth. If the resale value of the Company's revenue equipment were to decline, the Company could be forced to retain some of its equipment longer, with a resulting increase in operating expenses for maintenance and repairs.

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

         Currently,   a  significant   portion  of  the  Company's  business  is
concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a more significant portion of its revenues from markets in the Texas and Louisiana regions and the Midwest and on the East Coast in the near future, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Business -- Operations and Marketing and Customers."

         The Company has established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence regional service in the Texas and Louisiana regions and initiated operations in Indianapolis, Indiana, in order to access markets in the Midwest and on the East Coast. These operations will require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. These initiatives represent the first established operations of the Company in markets outside of its primary regional operations in the Western United States. Should the growth in the Company's operations near Houston, Texas or in Indianapolis, Indiana slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its Western United States markets. There can be no assurance that the Company's regional operating strategy, as employed in the Western United States, can be duplicated successfully or that it will not take longer than expected or require a more substantial financial commitment than anticipated in order for the Company to generate positive operating results in these new markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Under Financial Accounting Reporting Release Number 48 issued by the Securities and Exchange Commission in January 1997, the Company is required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. The Company has elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

         The Company has not had occasion to use derivative financial instruments for risk management purposes and does not use them for either speculation or trading. Because the Company's operations are confined to the United States, the Company is not subject to foreign currency risk.

         The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material adverse effect on the Company's financial condition, based on the level of debt carried by the Company as of December 31, 1998. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1998, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages 23 through 36, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1999 Annual Meeting of Shareholders to be held May 12, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1999 Annual Meeting of Shareholders to be held May 12, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1999 Annual Meeting of Shareholders to be held May 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Information Statement to be delivered to shareholders of the Company in connection with the 1999 Annual Meeting of Shareholders to be held May 12, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages 23 through 36, below.

           1. Consolidated Financial Statements:

              KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

              Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements

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

           3. Exhibits:

         The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (c), below, and at the Exhibit Index beginning at page 38.

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

10.2.1 Assignment and First Amendment to Net Lease and Joint Use Payment between L. Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor's interest to the R. K. Trust).

10.2.2 Second Amendment to Net Lease and Joint Use Agreement between L. Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997.

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

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.4.1 Modification Agreement between Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank of Arizona, N.A., and the Company and Quad-K Leasing, Inc. dated as of May 15, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.4.2* Loan Agreement and Revolving Line of Credit Note each dated July 14, 1998, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facilities)

10.4.3* Term Note dated October 1, 1998, between Wells Fargo Bank, N.A. and Knight Transportation, Inc.

10.5 Amended and Restated Knight Transportation, Inc. Stock Option Plan, dated as of February 10, 1998. (Incorporated by reference to Exhibit 1 to the Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)

10.6 Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-K for the period ending December 31, 1996).

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

10.10 Asset Purchase Agreement dated March 13, 1999, by and among Knight Transportation, Inc., Knight Acquisition Corporation, Action Delivery Service, Inc. Action Warehouse Services, Inc. and Bobby R. Ellis, (Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 25, 1999.)

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company's report on Form 10-K for the period ending December 31, 1995.)

23*      Consent of Arthur Andersen LLP

27*      Financial Data Schedule

---------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KNIGHT TRANSPORTATION, INC.


                                             By /s/ Kevin P.  Knight,
                                               ---------------------------------
                                             Kevin P.  Knight,
Date:  March 30, 1999.                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                     DATE

/s/ Randy Knight                                               March 30, 1999
--------------------------------------------
Randy Knight
Chairman of the Board, Director

/s/ Kevin P. Knight                                            March 30, 1999
--------------------------------------------
Kevin P. Knight
Chief Executive Officer, Director

/s/ Gary J. Knight                                             March 30, 1999
--------------------------------------------
Gary J. Knight
President, Director

/s/ Keith T. Knight                                            March 30, 1999
--------------------------------------------
Keith T. Knight
Executive Vice President, Director

/s/ Clark A. Jenkins                                           March 30, 1999
--------------------------------------------
Clark A. Jenkins
Chief Financial Officer, Secretary, Director
Executive Vice President, Finance

/s/ Keith L. Turley                                            March 30, 1999
--------------------------------------------
Keith L. Turley
Director

/s/ Donald A. Bliss                                            March 30, 1999
--------------------------------------------
Donald A. Bliss
Director

/s/ G.D. Madden                                                March 30, 1999
--------------------------------------------
G.D. Madden
Director

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1998 AND 1997
                  TOGETHER WITH REPORT OF INDEPENDENT
                  PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Knight Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) and subsidiaries (collectively, the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Phoenix, Arizona,
January 19, 1999.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                        1998            1997
                                                    ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $    124,188    $   512,339
 Trade receivables, net of allowance for
  doubtful accounts of approximately
  $662,700 and $457,600, respectively                 18,248,984     11,934,364
 Notes receivable                                        561,608             --
 Inventories and supplies                              1,329,329        402,076
 Prepaid expenses                                      1,617,900        694,434
 Deferred tax assets (Note 2)                          2,740,200      1,907,800
                                                    ------------    -----------
 Total current assets                                 24,622,209     15,451,013
                                                    ------------    -----------
PROPERTY AND EQUIPMENT:
 Land and improvements                                 6,037,741      4,322,837
 Buildings and improvements                            5,970,919      1,855,092
 Furniture and fixtures                                3,169,514      2,146,637
 Shop and service equipment                            1,217,370      1,018,636
 Revenue equipment                                    93,672,070     75,695,123
 Leasehold improvements                                  469,037        432,467
                                                    ------------    -----------
                                                     110,536,651     85,470,792
 Less:  accumulated depreciation                     (25,964,744)    20,025,293)
                                                    ------------    -----------

PROPERTY AND EQUIPMENT, net                           84,571,907     65,445,499
                                                    ------------    -----------

NOTES RECEIVABLE                                       2,846,008             --

OTHER ASSETS (Note 6)                                  4,918,096      1,793,284
                                                    ------------    -----------
                                                    $116,958,220    $82,689,796
                                                    ============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $  7,143,476    $ 4,847,070
 Accrued liabilities                                   5,220,372      3,082,413
 Current portion of long-term debt (Note 3)            1,791,981         14,171
 Line of credit (Note 3)                               3,500,000      2,000,000
 Claims accrual (Note 5)                               3,724,385      3,463,322
                                                    ------------    -----------
 Total current liabilities                            21,380,214     13,406,976

LONG-TERM DEBT, less current portion (Note 3)          7,919,647             --

DEFERRED INCOME TAXES (Note 2)                        17,012,285     12,485,085
                                                    ------------    -----------
                                                      46,312,146     25,892,061
                                                    ------------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6 and 8)

SHAREHOLDERS' EQUITY (Notes 7 and 8):
 Preferred stock                                              --             --
 Common stock                                            149,814        149,243
 Additional paid-in capital                           24,509,012     24,007,386
 Retained earnings                                    45,987,248     32,641,106
                                                    ------------    -----------
 Total shareholders' equity                           70,646,074     56,797,735
                                                    ------------    -----------

                                                    $116,958,220    $82,689,796
                                                    ============    ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                       1998            1997            1996
                                   ------------    ------------    ------------
OPERATING REVENUE                  $125,030,245    $ 99,428,693    $ 77,503,786
                                   ------------    ------------    ------------
OPERATING EXPENSES:
   Salaries, wages and benefits      35,890,806      27,990,073      22,217,900
   Fuel                              12,156,740      10,182,487       7,890,607
   Operations and maintenance         7,438,511       5,584,178       4,017,698
   Insurance and claims               3,092,169       2,524,823       2,820,086
   Operating taxes and licenses       5,236,401       4,114,145       3,018,999
   Communications                       965,019         597,728         509,411
   Depreciation and amortization     12,446,438       9,560,569       7,520,905
   Purchased transportation          21,771,073      19,038,834      14,378,518
   Miscellaneous operating expenses   3,051,911       2,355,504       1,973,131
                                   ------------    ------------    ------------
                                    102,049,068      81,948,341      64,347,255
                                   ------------    ------------    ------------
    Income from operations           22,981,177      17,480,352      13,156,531
                                   ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                      160,228          49,747          51,730
   Interest expense                    (419,263)        (67,576)       (398,204)
                                   ------------    ------------    ------------
                                       (259,035)        (17,829)       (346,474)
                                   ------------    ------------    ------------
    Income before income taxes       22,722,142      17,462,523      12,810,057

INCOME TAXES                         (9,376,000)     (7,211,000)     (5,300,000)
                                   ------------    ------------    ------------

    Net income                     $ 13,346,142    $ 10,251,523    $  7,510,057
                                   ============    ============    ============

BASIC EARNINGS PER SHARE           $        .89    $        .69    $        .53
                                   ============    ============    ============

DILUTED EARNINGS PER SHARE         $        .87    $        .68    $        .52
                                   ============    ============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC                14,968,967      14,875,746      14,197,968
                                   ============    ============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED              15,262,865      15,150,510      14,377,747
                                   ============    ============    ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           Common Stock       Additional
                                     ----------------------    Paid-in       Retained
                                        Shares      Amount     Capital       Earnings        Total
                                     -----------   --------   -----------   -----------   -----------
BALANCE, December 31, 1995            13,653,000   $136,530   $ 9,716,237   $14,879,526   $24,732,293
   Exercise of stock options               3,750         37        29,963            --        30,000
   Issuance of 1,200,000 shares of
     common stock, net of offering
     costs of $1,109,191 (Note 7)      1,200,000     12,000    13,678,809            --    13,690,809
   Net income                                 --         --            --     7,510,057     7,510,057
                                     -----------   --------   -----------   -----------   -----------

BALANCE, December 31, 1996            14,856,750    148,567    23,425,009    22,389,583    45,963,159
   Exercise of stock options              67,078        670       572,333            --       573,003
   Issuance of 594 shares of
     common stock (Note 7)                   594          6        10,044            --        10,050
   Net income                                 --         --            --    10,251,523    10,251,523
                                     -----------   --------   -----------   -----------   -----------

BALANCE, December 31, 1997            14,924,422    149,243    24,007,386    32,641,106    56,797,735
   Exercise of stock options              56,100        561       484,137            --       484,698
   Issuance of 960 shares of
     common stock (Note 7)                   960         10        17,489            --        17,499

   Net income                                 --         --            --    13,346,142    13,346,142
                                     -----------   --------   -----------   -----------   -----------

BALANCE, December 31, 1998            14,981,482   $149,814   $24,509,012   $45,987,248   $70,646,074
                                     ===========   ========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998            1997            1996
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 13,346,142    $ 10,251,523    $  7,510,057
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Depreciation and amortization                          12,446,438       9,560,569       7,520,905
    Non-cash compensation expense for issuance of
     common stock to certain members of board of
     directors                                                 17,499          10,050              --
    Provision for doubtful accounts                           205,100         139,600          23,000
    Deferred income taxes, net                              3,694,800       3,470,127       2,211,958
  Changes in assets and liabilities-
    Increase in trade receivables                          (6,519,721)     (1,659,831)     (3,062,094)
    Increase in notes receivable                           (3,407,616)             --              --
    (Increase) decrease in inventories and supplies          (927,253)        (73,251)         93,764
    (Increase) decrease in prepaid expenses                  (923,466)       (185,349)        428,219
    Increase in other assets                               (3,150,654)       (195,811)       (652,693)
    Increase (decrease) in accounts payable                 2,828,741       1,069,469        (250,046)
    Increase in accrued liabilities and claims accrual      2,399,022       1,218,964         459,965
                                                         ------------    ------------    ------------

       Net cash provided by operating activities           20,009,032      23,606,060      14,283,035
                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (29,326,223)    (23,548,158)    (21,919,774)
                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing (payments) on line of credit, net               1,500,000       2,000,000      (2,000,000)
  Borrowing of debt                                        10,000,000              --         759,200
  Payments of debt                                           (302,543)       (433,511)     (2,294,455)
  Payments of accounts payable - equipment                 (2,753,115)     (2,929,800)     (1,927,726)
  Proceeds from sale of common stock                               --              --      13,690,809
  Proceeds from exercise of stock options                     484,698         573,003          30,000
                                                         ------------    ------------    ------------
         Net cash provided by (used in)
          financing activities                              8,929,040        (790,308)      8,257,828
                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (388,151)       (732,406)        621,089

CASH AND CASH EQUIVALENTS, beginning of year                  512,339       1,244,745         623,656
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                   $    124,188    $    512,339    $  1,244,745
                                                         ============    ============    ============
SUPPLEMENTAL DISCLOSURES:
 Noncash investing and financing transactions:
   Equipment acquired by accounts payable                $  2,220,780    $  2,753,115    $  2,929,800
   Issuance of common stock to certain
     members of board of directors                             17,499          10,050              --

 Cash Flow Information:
   Income taxes paid                                     $  4,898,131    $  3,945,579    $  2,459,144
   Interest paid                                              372,009          69,161         408,138

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS

Knight Transportation, Inc. and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. During 1996, the Company expanded its operations by opening new facilities in Katy, Texas and
Indianapolis, Indiana. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities.

The Company continues to develop its owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method of obtaining additional revenue equipment. The Company had 231 and 192 owner-operators at December 31, 1998 and 1997, respectively. This represents approximately 25% of the Company's tractor fleet at December 31, 1998 and 1997.

     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc., Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., Knight Transportation Midwest, Inc., KTeCom, L.L.C., and Knight Transportation South Central Ltd. Partnership. All material intercompany items and transactions have been eliminated in consolidation.

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

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 1998, 1997 and 1996, repairs and maintenance expense totaled approximately $3,446,000, $2,442,000 and $1,883,000, respectively and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

OTHER ASSETS - Included in other assets for 1998 is an investment in a company with advanced communications technology which the Company anticipates utilizing in 1999. This investment has been recorded at a cost of $4,000,000 and represents approximately a 4.6% ownership interest at December 31, 1998. There were no material intercompany transactions between this communications company and Knight during 1998.

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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 1998, 1997 and 1996, represent 15%, 17% and 17% of operating revenues, respectively. The single largest customer's revenues represent 6%, 8% and 9% of operating revenues for the years 1998, 1997 and 1996, respectively.

Notes receivable represent amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in monthly installments, including principal and interest, over periods generally ranging from three to five years.

RECAPITALIZATION AND STOCK SPLIT

On April 22, 1998, the Company's Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock dividend was paid on May 18, 1998, to stockholders of record as of the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share have been retroactively adjusted to reflect the stock split.

EARNINGS PER SHARE - In February 1997, the Financial  Accounting Standards Board
(FASB)  issued  Statement of Financial  Accounting  Standards  No. 128 (SFAS No.
128), EARNINGS PER SHARE, which supersedes Accounting Principles Board (APB) Opinion No. 15, the previous authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated.

A reconciliation of the numerators (net income) and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for 1998, 1997 and 1996, is as follows:

                                1998                                1997                                1996
               ----------------------------------- ----------------------------------- -----------------------------------
               Net Income      Shares    Per Share Net Income      Shares    Per Share Net Income      Shares    Per Share
               (numerator) (denominator)  Amount   (numerator) (denominator)  Amount   (numerator) (denominator)  Amount
               ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Basic EPS      $13,346,142  14,968,967    $  .89    $10,251,523   14,875,746  $  .69    $ 7,510,057  14,197,968   $  .53
                                          ======                              ======                              ======
Effect of stock
options                 --     293,898                       --      274,764                     --     179,779
               -----------  ----------              -----------   ----------            -----------  ----------
Diluted EPS    $13,346,142  15,262,865    $  .87    $10,251,523   15,150,510  $  .68    $ 7,510,057  14,377,747   $  .52
               ===========  ==========    ======    ===========   ==========  ======    ===========  ==========   ======

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT - Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

The Company has determined that it has one reportable operating segment. Although the Company has three operating segments which are managed based on the regions of the United States in which each operates; each segment has similar economic characteristics. Each regional operating segment provides short to medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating segments into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

(2) INCOME TAXES:

Income tax expense consists of the following:

                                              1998         1997         1996
                                           ----------   ----------   ----------
         Current income taxes:
           Federal                         $4,464,200   $2,904,400   $2,429,100
           State                            1,217,000      836,473      658,900
                                           ----------   ----------   ----------
                                            5,681,200    3,740,873    3,088,000
                                           ----------   ----------   ----------
         Deferred income taxes:
           Federal                          3,040,700    2,840,200    1,805,300
           State                              654,100      629,927      406,700
                                           ----------   ----------   ----------
                                            3,694,800    3,470,127    2,212,000
                                           ----------   ----------   ----------
             Total income tax expense      $9,376,000   $7,211,000   $5,300,000
                                           ==========   ==========   ==========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows:

                                              1998         1997         1996
                                           ----------   ----------   ----------
         Tax at the statutory rate (34%)   $7,725,500   $5,937,300   $4,355,400
         State income taxes, net of
           federal benefit                  1,234,900      967,800      703,300
         Other                                415,600      305,900      241,300
                                           ----------   ----------   ----------

                                           $9,376,000   $7,211,000   $5,300,000
                                           ==========   ==========   ==========

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are as follows:

                                                          1998          1997
                                                      -----------   -----------
         Short-term deferred tax assets:
           Claims accrual                             $ 1,549,800   $ 1,383,400
           Other                                        1,190,400       524,400
                                                      -----------   -----------
             Total short-term deferred tax assets     $ 2,740,200   $ 1,907,800
                                                      ===========   ===========

         Long-term deferred tax liabilities:
           Property and equipment depreciation        $16,314,885   $11,904,300
           Prepaid expenses deducted for tax
             purposes                                     697,400       580,785
                                                      -----------   -----------
             Total long-term deferred tax
               liabilities                            $17,012,285   $12,485,085
                                                      ===========   ===========

(3) LINE OF CREDIT AND LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                         1998           1997
                                                     -----------    -----------
     Note payable to financial institution
     with monthly principal and interest
     payments of $192,558 through October
     2003, the note is unsecured with
     interest at a fixed rate of 5.75%               $ 9,711,628    $        --

     Notes payable, paid in full in 1998                      --         14,171
                                                     -----------    -----------
                                                       9,711,628         14,171
     Less - current portion                           (1,791,981)       (14,171)
                                                     -----------    -----------

                                                     $ 7,919,647    $        --
                                                     ===========    ===========

Long-term debt maturities are as follows:

     1999                                            $ 1,791,981
     2000                                              1,898,018
     2001                                              2,012,945
     2002                                              2,133,484
     2003                                              1,875,200
                                                     -----------
                                                     $ 9,711,628
                                                     ===========

The Company has a $10,000,000 revolving line of credit (see Note 5) with principal due at maturity, July 2000, and interest payable monthly at two options (prime or LIBOR plus .625%). In management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew, its line of credit at maturity. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and 50% of net fixed assets, as defined and amounted to $3,500,000 at December 31, 1998.

Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include; total liabilities to net worth ratio, current ratio, and certain debt service ratios. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management.

(4) COMMITMENTS AND CONTINGENCIES:

     PURCHASE COMMITMENTS

As of December 31, 1998, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $41 million for delivery throughout 1999.

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

     OTHER

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

(5) CLAIMS ACCRUAL:

The Company acts as a self-insurer for bodily injury and property damage claims up to $100,000 per occurrence. The Company is self-insured for workers' compensation claims up to $250,000 per occurrence. The Company is also self-insured for loss of revenue equipment up to $12,500 per occurrence and cargo liability up to $12,500 per occurrence. Liability in excess of these amounts is covered by a third party underwriter up to $25 million.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liabilities in excess of the self insured amounts are collateralized by letters of credit totaling $992,000. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 3).

(6) RELATED PARTY TRANSACTIONS:

The Company leases approximately eight acres and facilities from a shareholder and officer, (the Shareholder) under a five year lease, with an option to extend for two additional five-year terms. The lease terms include base rent of $4,828 per month for the initial three years of the lease, and increases of 3% on the third anniversary of the commencement date, the first day of each option term, and the third anniversary of the commencement date of each option term. In September 1997, the lease was amended to include additional acreage and the monthly payment was increased to approximately $5,923. In March 1999, the first renewal option will be exercised and the monthly payment will increase to $6,100. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder was approximately $75,000, $60,200 and $59,000 during 1998, 1997 and 1996, respectively.

The Company paid approximately $90,000, $80,000 and $80,000 for certain of its key employees' life insurance premiums during 1998, 1997 and 1996, respectively. A portion of the premiums paid are included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

The Company provided maintenance and shipping for Total Warehousing, Inc. (Total), a company owned by a shareholder of the Company, of approximately $16,000 for the year ended December 31, 1996. No services were provided during 1998 or 1997. Total provided general warehousing services to the Company in the amount of approximately $9,000, $11,000 and $14,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(7) SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 100,000,000 shares of $.01 par value common stock; 14,981,482 and 14,924,422 shares of common stock were issued and outstanding at December 31, 1998 and 1997, respectively. In addition, the Company has authorized 50,000,000 shares of $.01 par value preferred stock, none of which was outstanding at December 31, 1998 or 1997.

In July 1996, the Company issued 1,200,000 shares of common stock at $12.33 per share (the Offering). The Offering consisted of 2,400,000 shares of common stock comprised of 1,200,000 newly-issued Company shares and 1,200,000 shares from existing shareholders.

During 1997, all Board of Director members received their director fees of $2,500 through the issuance of common stock in equivalent shares to each board member. The Company issued a total of 594 shares of common stock during 1997 to certain directors.

During 1998, all Board of Director members received their director fees of $5,000 through the issuance of common stock in equivalent shares to each board member. The Company issued a total of 960 shares of common stock during 1998 to certain directors.

(8) EMPLOYEE BENEFIT PLANS:

     1994 STOCK OPTION PLAN

The Company established the 1994 Stock Option Plan (1994 Plan) with 975,000 shares of common stock reserved for issuance thereunder. In February 1998, the 1994 Plan was amended and restated to increase the number of shares reserved for issuance to 1,500,000. The 1994 Plan will terminate on August 31, 2004. The Compensation Committee of the Board of Directors administers the 1994 Plan and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

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

As permitted under Statement of Financial Accounting Standards No. 123 (SFAS No.
123), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to account for stock transactions with employees and directors pursuant to the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the 1994 Plan been recorded consistent with SFAS No. 123, the Company's net income and EPS amounts would have been reduced to the following pro forma amounts for the years ended December 31:

                                         1998          1997          1996
                                      -----------   -----------   ----------
        Net income:
          As reported                 $13,346,142   $10,251,523   $7,510,057
          Pro forma                    13,060,131    10,052,945    7,338,132
        Earnings per share:
          As reported - Diluted EPS   $       .87   $       .68   $      .52
          Pro forma - Diluted EPS             .86           .66          .51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996; risk free interest rate of 6.73%, expected life of six years, expected volatility of 36%, expected dividend rate of zero, and expected forfeitures of 0%. The following weighted average assumptions were used for grants in 1997; risk free interest rate of 5.77%, expected life of six years, expected volatility of 42%, expected dividend rate of zero, and expected forfeitures of 15.68%. The following weighted average assumptions were used for grants in 1998; risk free interest rate of 5.75%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 23.36%.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that had such options been considered.

                                            1998                1997                1996
                                     -----------------  -----------------  -----------------
                                              Weighted           Weighted           Weighted
                                               Average            Average            Average
                                              Exercise           Exercise           Exercise
                                     Options    Price   Options    Price   Options    Price
                                     -------    -----   -------    -----   -------    -----
Outstanding at beginning of year     791,396   $11.25   540,000   $ 8.51   393,375   $ 8.04
  Granted                             39,750    18.58   380,325    14.38   208,875     9.32
  Exercised                          (56,100)    8.47   (67,078)    8.53    (3,750)    8.00
  Forfeited                          (70,896)   13.49   (61,851)    9.43   (58,500)    8.32
                                     -------   ------   -------   ------   -------   ------
Outstanding at end of year           704,150   $11.69   791,396   $11.25   540,000   $ 8.51
                                     =======   ======   =======   ======   =======   ======
Exercisable at end of year           129,129   $ 8.20    71,834   $ 8.06    11,250   $ 8.38
                                     =======   ======   =======   ======   =======   ======
Weighted average fair value of
  options granted during the period  $  9.65            $  7.08            $  4.43
                                     =======            =======            =======

Options outstanding at December 31, 1998, have exercise prices between $8.00 and $21.33. There are 345,050 options outstanding with exercise prices ranging from $8.00 to $9.25 with weighted average exercise prices of $8.43 and weighted average remaining contractual lives of 6.39 years. There are 359,100 options outstanding with exercise prices ranging from $9.26 to $21.33 with weighted average exercise prices of $14.80 and weighted average contractual lives of 8.92 years.

     401(K) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan, as amended in 1995, provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 1998, 1997 and 1996, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution, included in accrued liabilities in the accompanying consolidated balance sheets, was approximately $125,000, $93,000 and $69,000 for 1998, 1997 and 1996,
respectively.

                                   EXHIBITS TO

                           KNIGHT TRANSPORTATION, INC.

                                    FORM 10-K

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

                              KNIGHT EXHIBIT INDEX

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

10.2.1 Assignment and First Amendment to Net Lease and Joint Use Payment between L. Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor's interest to the R. K. Trust).

10.2.2 Second Amendment to Net Lease and Joint Use Agreement between L. Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997.

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

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.4.1 Modification Agreement between Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank of Arizona, N.A., and the Company and Quad-K Leasing, Inc. dated as of May 15, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.4.2* Loan Agreement and Revolving Line of Credit Note each dated July 14, 1998, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facilities)

10.4.3* Term Note dated October 1, 1998, between Wells Fargo Bank, N.A. and Knight Transportation, Inc.

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

10.10 Asset Purchase Agreement dated March 13, 1999, by and among Knight Transportation, Inc., Knight Acquisition Corporation, Action Delivery Service, Inc. Action Warehouse Services, Inc. and Bobby R. Ellis, (Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 25, 1999.)

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company's report on Form 10-K for the period ending December 31, 1995.)

23*      Consent of Arthur Andersen LLP

27*      Financial Data Schedule

------------
* Filed herewith.