Form 10-Q
period 1999-03-31
KNIGHT TRANSPORTATION INC
filed 1999-05-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 12, 1999 was 15,097,507 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998                                              1

         Consolidated Statements of Income for the Three Months
            Ended March 31, 1999 and March 31, 1998                            3

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1999 and March 31, 1998                            4

         Notes to Consolidated Financial Statements                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 2.  CHANGES IN SECURITIES                                                14

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     15

SIGNATURES                                                                    16

INDEX TO EXHIBITS                                                             18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                              March 31, 1999
                                                (unaudited)    December 31, 1998
                                               -------------   -----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                   $   1,682,903      $     124,188
   Accounts receivable, net                       18,498,929         18,248,984
   Notes Receivable                                  713,139            561,608
   Inventories and supplies                        1,337,537          1,329,329
   Prepaid expenses                                4,263,676          1,617,900
   Deferred tax asset                              2,260,700          2,740,200
                                               -------------      -------------

         Total current assets                     28,756,884         24,622,209
                                               -------------      -------------

PROPERTY AND EQUIPMENT:
   Land and improvements                           6,060,365          6,037,741
   Buildings and improvements                      6,137,357          5,970,919
   Furniture and fixtures                          3,420,086          3,169,514
   Shop and service equipment                      1,291,810          1,217,370
   Revenue equipment                              98,209,292         93,672,070
   Leasehold improvements                            506,214            469,037
                                               -------------      -------------

                                                 115,625,124        110,536,651
   Less: Accumulated depreciation                (28,439,837)       (25,964,744)
                                               -------------      -------------

PROPERTY AND EQUIPMENT, net                       87,185,287         84,571,907
                                               -------------      -------------
NOTES RECEIVABLE - Long-term                       2,998,868          2,846,008
OTHER ASSETS                                       5,169,842          4,918,096
                                               -------------      -------------

                                               $ 124,110,881      $ 116,958,220
                                               =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                               March 31, 1999
                                                (unaudited)    December 31, 1998
                                                ------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                           $  7,689,610    $  7,143,476
      Accrued liabilities                           4,613,614       5,220,372
      Claims accrual                                3,814,204       3,724,385
      Line of credit                                4,000,000       3,500,000
      Current portion of long-term debt             1,816,649       1,791,981
                                                 ------------    ------------

   Total current liabilities                       21,934,077      21,380,214

LONG-TERM DEBT                                      7,454,899       7,919,647
DEFERRED INCOME TAXES                              18,548,800      17,012,285
                                                 ------------    ------------

   Total liabilities                               47,937,776      46,312,146
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value;
      authorized 50,000,000 shares,
      none issued and outstanding                          --              --
     Common Stock, $0.01 par value;
      authorized 100,000,000 shares;
      issued and outstanding 15,097,507
      and 14,981,482 shares, respectively             150,975         149,814
     Additional paid-in capital                    26,511,136      24,509,012
     Retained earnings                             49,510,994      45,987,248
                                                 ------------    ------------

  Total shareholders' equity                       76,173,105      70,646,074
                                                 ------------    ------------

                                                 $124,110,881    $116,958,220
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                            March 31

                                                     1999              1998
                                                     ----              ----

OPERATING REVENUE                                $ 33,522,165      $ 28,258,506
                                                 ------------      ------------

OPERATING EXPENSES:
  Salaries, wages and benefits                      9,955,745         8,330,096
  Fuel                                              3,058,053         2,765,506
  Operations and maintenance                        1,920,755         1,701,094
  Insurance and claims                                947,562           803,895
  Operating taxes and licenses                      1,311,448         1,125,960
  Communications                                      287,901           236,409
  Depreciation and amortization                     3,438,604         2,796,854
  Purchased transportation                          5,923,488         4,870,821
  Miscellaneous operating expenses                    764,680           604,290
                                                 ------------      ------------
                                                   27,608,236        23,234,925
                                                 ------------      ------------

    Income from operations                          5,913,929         5,023,581
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                     131,920             9,136
  Interest expense                                   (207,103)          (48,382)
                                                 ------------      ------------

                                                      (75,183)          (39,246)
                                                 ------------      ------------

    Income before taxes                             5,838,746         4,984,335

INCOME TAXES                                       (2,315,000)       (2,055,000)
                                                 ------------      ------------

    Net income                                   $  3,523,746      $  2,929,335
                                                 ============      ============

Net income per common share and common share
equivalent:  Basic                               $       0.23      $       0.20
                                                 ============      ============
             Diluted                             $       0.23      $       0.19
                                                 ============      ============

Weighted average number of common shares
  and common share equivalents outstanding:
             Basic                                 15,014,262        14,927,136
                                                 ============      ============
             Diluted                               15,316,844        15,240,101
                                                 ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                        1999           1998
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                           $ 3,523,745    $ 2,929,335
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                        3,438,606      2,796,853
  Provision for doubtful accounts                         54,000         25,322
  Deferred income taxes                                2,016,015        896,473
Changes in assets and liabilities, net of the
  effect of assets and liabilities acquired:
  Decrease (increase) in trade receivables               102,556       (225,638)
  Increase in notes receivable                          (304,391)            --
  Decrease (increase) in inventories and supplies         30,716     (1,029,021)
  Increase in prepaid expenses                        (2,612,884)    (1,960,044)
  Decrease (increase) in other assets                    209,365     (1,204,930)
  Increase in accounts payable                           511,011      1,759,407

  (Decrease) increase in accrued liabilities
     and claims accrual                                 (812,448)     1,718,128
                                                     -----------    -----------

     Net cash provided by operating
       activities                                      6,156,291      5,705,885
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net          (2,671,575)    (2,646,204)
                                                     -----------    -----------

       Net cash used in investing activities         $(2,671,575)   $(2,646,204)
                                                     -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                          Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                        1999           1998
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

  Borrowing on line of credit, net                       500,000             --
  Repayments of debt                                    (440,080)       (14,171)
  Decrease in accounts payable - equipment            (2,220,780)    (2,753,115)
  Proceeds from exercise of stock options                170,358         98,467
                                                     -----------    -----------

    Net cash used in financing
      activities                                      (1,990,502)    (2,668,819)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              1,494,214        390,862
CASH AND CASH EQUIVALENTS,
    Beginning of period                                  124,188        512,339
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 1,618,402    $   903,201
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Noncash investing and financing transactions:
    Equipment acquired by
    accounts payable                                 $ 4,435,718    $ 1,830,629


  Cash paid during the period for:
    Income taxes                                     $   896,500    $   326,776
    Interest                                             193,912         48,428


The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Financial Information

The accompanying consolidated financial statements include the parent company, Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc.; QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd. Partnership; and KTeCom, L.L.C. (hereinafter collectively called the "Company"). All material intercompany items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The preparation of financial statements in accordance with (GAAP) requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Note 3. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 1999 and 1998 is as follows:


                                         Three Months Ended
                                             March 31
                                     -------------------------
                                         1999         1998
                                         ----         ----

Weighted average common
    shares outstanding  - basic       15,014,262    14,927,136

Effect of stock options                  302,582       312,965
                                     -----------   -----------

Weighted average common
    share and common share
    equivalents outstanding -
    diluted                           15,316,844    15,240,101
                                     ===========   ===========

Net income                           $ 3,523,746   $ 2,929,335

   Net income per common share and
    common share equivalent
                  Basic              $       .23   $       .20
                                     ===========   ===========
                  Diluted            $       .23   $       .19
                                     ===========   ===========

Note 4. Acquisition

The Company acquired the assets of a Texas based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB Opinion No. 16. In conjunction with the acquisition, the Company issued 97,561 shares of common stock. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

The aggregate purchase price of the acquisition consisted of the following:

                                                               1999
                                                          (in thousands)

         Common Stock                                         $1,833
         Assumption of liabilities                               331
                                                              ------
            Total                                             $2,164
                                                              ======

The fair value of the assets purchased has been allocated as follows:

                                                               1999
                                                          (in thousands)

         Cash                                                 $   65
         Accounts receivable                                     407
         Property and equipment                                1,149
         Intangible assets                                       200
         Other assets                                            343
                                                              ------
            Total                                             $2,164
                                                              ======

Note 5. Recently Adopted Accounting Pronouncement

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which establishes revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

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

RESULTS OF OPERATIONS

The Company's operating revenue for the three months ended March 31, 1999, increased by 18.6% to $33.4 million from $28.3 million during the same period in 1998. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including approximately 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Service, Inc. and Action Warehouse Services, Inc. and an increase in the Company's independent contractor fleet. The Company's fleet increased by 23.4% to 972 tractors (including 253 owned by independent contractors) as of March 31, 1999, from 788 tractors (including 202 owned by independent contractors) as of March 31, 1998. The Company's revenue per mile remained consistent at $1.24 per mile for the three months ended March 31, 1999 and 1998.

Salaries, wages and benefits increased as a percentage of operating revenue to 29.7% for the three months ended March 31, 1999, from 29.5% for the same period in 1998. This increase was primarily the result of a decrease in the utilization of the Company's fleet. For Company drivers, the Company records accruals for worker's compensation benefits as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.1% for the three months ended March 31, 1999, from 9.8% for the same period in 1998. This decrease was primarily the result of lower fuel costs per gallon.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.7% for the three months ended March 31, 1999, from 6.0% for the corresponding period in 1998. This decrease resulted from the relative decrease in the ratio of company drivers to independent contractors in the Company's fleet and slightly lower maintenance costs.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense remained consistent as a percentage of operating revenue at 2.8% for the three months ended March 31, 1999 and 1998.

For the three months ended March 31, 1999, operating taxes and licenses as a percentage of operating revenue decreased to 3.9% from 4.0% for the same period in 1998. The decrease was due to the slight increase in the number of independent contractors as a percentage of the Company's entire fleet to 26.0% as of March 31, 1999, from 25.6% as of March 31, 1998.

Communications expense as a percentage of operating revenue for the three months ended March 31, 1999, was slightly higher than the same period in 1998 as a result of an increase in the overall business volume.

Depreciation and amortization expense as a percentage of operating revenue increased to 10.3% for the three months ended March 31, 1999, from 9.9% for the same period in 1998. This increase was due to reduced utilization of the Company's fleet.

Purchased transportation increased as a percentage of operating revenue to 17.7% for the three months ended March 31, 1999, from 17.2% for the same period in 1998. This increase was due the increase in the ratio of independent contractors to company drivers to 26.0% as of March 31, 1999, from 25.6% as of March 31, 1998. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly higher for the three months ending March 31, 1999 compared to the same period in 1998. This increase was due to reduced utilization of the Company's fleet.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 1999, increased slightly to 82.4% from 82.2% for the same period in 1998.

For the three months ended March 31, 1999, net interest expense increased to 0.6% as a percentage of revenue compared to 0.2% for the same period in 1998. This increase was primarily a result of the purchase of revenue equipment financed by long-term debt.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.5% for the three months ended March 31, 1999, compared to 10.4% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, the Company's line of credit, and term loan. Net cash provided by operating activities was approximately $6.2 million for the first three months of 1999, compared to $5.7 million for the corresponding period in 1998.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $7.1 million for the first three months of 1999 compared to $4.5 million for the same period in 1998. This increase in capital expenditures during the first three months of 1999 was the result of the Company expanding its fleet.

Net cash used in financing activities and direct financing was approximately $2.0 million for the first three months of 1999 compared to net cash used in financing activities of approximately $2.7 million for the same period in 1998. Net cash used in financing activities during the first three months of 1999 was the result of the Company paying cash to fund the expansion of its fleet.

The Company has a $10 million revolving line of credit with principal due at maturity, July 2000, and interest payable monthly at two options (prime or Libor plus .625%). In management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew, its line of credit at maturity. Borrowings under the line of credit are limited to 80% of eligible accounts receivable, as defined, and 50% of net fixed assets, as defined and amounted to $4.0 million at March 31, 1999. Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include; total liabilities to net worth ratio; current ratio, and certain debt service ratios. The Company is also required to maintain other covenants relating to corporate structure, ownership, and management.

In October, 1998, the Company entered into a $10 million term loan with a bank which will mature in 60 months. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $9,271,548 as of March 31, 1999, with $1,816,649 due in the next 12 months.

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

SEASONALITY

In the transportation industry, results of operation frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather has not adversely affected the Company's business. The current expansion of the Company's operations into the midwest, on the east coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to seasonal weather.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the three months ended March 31, 1999, were not significant.

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

The Company is in the process of evaluating and developing a contingency plan to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan will be completed in the second half of 1999.

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

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material effect on the Company's financial condition, based upon the level of debt carried by the Company as of March 31, 1999. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future.
The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix facility that enable it to purchase fuel at "rack" prices, thereby saving pumping charges. In the ordinary course of business, the Company purchases fuel in bulk quantities, which it maintains in inventory. These purchases are not designed as hedging transactions. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's results of operations.

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

     Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


ITEM 5. OTHER INFORMATION

During April 1999, the Company acquired a minority interest in a logistics company with the intent of developing synergies to assist in developing the Company's asset-based truckload business. The Company is also in the process of establishing a fourth regional operating base in Charlotte, North Carolina. This center is expected to open in June of 1999.

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

    Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 1999.)

    Exhibit 27     Financial Data Schedule

    (b) Reports on Form 8-K

        A Form 8-K was filed on March 25, 1999, pertaining to the acquisition of all of the assets and assumption of selected liabilities of Action Delivery Services, Inc. and its affiliated company, Action Warehouse Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KNIGHT TRANSPORTATION, INC.



Date: May 12, 1999                           By: /s/ Kevin P. Knight
                                                 -------------------------------
                                                 Kevin P. Knight
                                                 Chief Executive Officer


Date: May 12, 1999                           By: /s/ Clark Jenkins
                                                 -------------------------------
                                                 Clark Jenkins
                                                 Chief Financial Officer and
                                                 Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-24946

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

    Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 1999.)

    Exhibit 27     Financial Data Schedule



(1)  The  page  numbers  where  exhibits  (other  than  those   incorporated  by
     reference) may be found are indicated only on the manually signed report.