Form 10-Q
period 1999-06-30
KNIGHT TRANSPORTATION INC
filed 1999-08-13
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                               Yes [X]    No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 11, 1999 was 15,105,806 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION                                      PAGE NUMBER

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1998                                          1

          Consolidated Statements of Income for the Three Months
           and Six Months Ended June 30, 1999 and June 30, 1998           3

          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and June 30, 1998                          4

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial               8
          Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities                                          14

Item 3    Defaults Upon Senior Securities                                14

Item 4.   Submission of Matters to a Vote of Security Holders            14

Item 5.   Other Information                                              14

Item 6    Exhibits and Reports On Form 8-K                               14

Signatures                                                               16

Index to Exhibits                                                        18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                             June 30, 1999     December 31, 1998
                                             -------------       -------------
                                              (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $     547,921       $     124,188
  Accounts receivable, net                      18,902,117          18,248,984
  Notes receivable                               1,037,005             561,608
  Inventories and supplies                         814,609           1,329,329
  Prepaid expenses                               3,709,770           1,617,900
  Deferred tax asset                             2,742,200           2,740,200
                                             -------------       -------------
    Total current assets                        27,753,622          24,622,209
                                             -------------       -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                          6,068,020           6,037,741
  Buildings and improvements                     6,210,942           5,970,919
  Furniture and fixtures                         3,704,104           3,169,514
  Shop and service equipment                     1,333,471           1,217,370
  Revenue equipment                            106,694,770          93,672,070
  Leasehold improvements                           514,776             469,037
                                             -------------       -------------
                                               124,526,083         110,536,651
  Less: Accumulated depreciation               (30,642,643)        (25,964,744)
                                             -------------       -------------
PROPERTY AND EQUIPMENT, net                     93,883,440          84,571,907
                                             -------------       -------------
NOTES RECEIVABLE - long-term                     5,752,163           2,846,008
OTHER ASSETS                                     5,486,418           4,918,096
                                             -------------       -------------
                                             $ 132,875,643       $ 116,958,220
                                             =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                               June 30, 1999   December 31, 1998
                                               ------------      ------------
                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $  7,103,537      $  7,143,476
  Accrued liabilities                             4,632,618         5,220,372
  Claims accrual                                  4,330,994         3,724,385
  Line of credit                                  8,361,650         3,500,000
  Current portion of long-term debt               1,843,474         1,791,981
                                               ------------      ------------
  Total current liabilities                      26,272,273        21,380,214

LONG - TERM DEBT, less current portion            6,984,473         7,919,647
DEFERRED INCOME TAXES                            19,477,745        17,012,285
                                               ------------      ------------
  Total liabilities                              52,734,491        46,312,146
                                               ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 50,000,000 shares,
    none issued and outstanding                          --                --
  Common Stock, $0.01 par value;
    authorized 100,000,000 shares; issued
    and outstanding 15,105,806 and 14,981,482
    shares respectively                             151,058           149,814
  Additional paid-in capital                     26,585,955        24,509,012
  Retained earnings                              53,404,139        45,987,248
                                               ------------      ------------
  Total shareholders' equity                     80,141,152        70,646,074
                                               ------------      ------------
                                               $132,875,643      $116,958,220
                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended               Six Months Ended
                                                June 30                          June 30
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
OPERATING REVENUE                     $ 36,694,364    $ 30,369,133    $ 70,216,529    $ 58,627,639
                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Salaries, wages and benefits          10,725,756       8,521,137      20,681,501      16,851,233
  Fuel                                   3,610,806       2,956,150       6,668,859       5,721,656
  Operations and maintenance             2,142,449       1,727,440       4,063,204       3,428,534
  Insurance and claims                     837,434         904,934       1,784,996       1,708,829
  Operating taxes and licenses           1,261,430       1,229,298       2,572,878       2,355,258
  Communications                           319,731         211,767         607,632         448,176
  Depreciation and amortization          3,643,186       3,010,396       7,081,790       5,807,250
  Purchased transportation               6,810,158       5,379,958      12,733,646      10,250,779
  Miscellaneous operating
    expenses                               863,710         692,426       1,628,390       1,296,717
                                      ------------    ------------    ------------    ------------
                                        30,214,660      24,633,506      57,822,896      47,868,432
                                      ------------    ------------    ------------    ------------
  Income from operations                 6,479,704       5,735,627      12,393,633      10,759,207
                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                          197,328          12,001         329,248          21,138
  Interest expense                        (223,888)        (34,451)       (430,991)        (82,833)
                                      ------------    ------------    ------------    ------------
                                           (26,560)        (22,450)       (101,743)        (61,695)
                                      ------------    ------------    ------------    ------------
  Income before taxes                    6,453,144       5,713,177      12,291,890      10,697,512

INCOME TAXES                            (2,560,000)     (2,360,000)     (4,875,000)     (4,415,000)
                                      ------------    ------------    ------------    ------------
  Net income                          $  3,893,144    $  3,353,177    $  7,416,890    $  6,282,512
                                      ============    ============    ============    ============
Net income per common share and
common share equivalent:
  Basic                               $       0.26    $       0.22    $       0.49    $       0.42
                                      ============    ============    ============    ============
  Diluted                             $       0.25    $       0.22    $       0.48    $       0.41
                                      ============    ============    ============    ============
Weighted average number of common
shares and common share equivalents
outstanding:
  Basic                                 15,100,123      14,941,392      15,051,943      14,934,956
                                      ============    ============    ============    ============
  Diluted                               15,407,054      15,255,300      15,359,352      15,251,497
                                      ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                              June 30
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $  7,416,890   $  6,282,512
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                        7,081,790      5,807,250
  Allowance for doubtful accounts                        108,100         56,802
  Deferred income taxes                                2,463,460      2,248,815
Changes in assets and liabilities, net of
 business acquired:
  Increase in receivables                             (3,736,284)    (1,108,851)
  Decrease (increase) in inventories and supplies        553,644       (978,534)
  Increase in prepaid expenses                        (2,058,978)    (1,930,349)
  Decrease (increase) in other assets                   (119,839)       827,939
  Decrease in accounts payable                        (1,514,974)      (668,337)
  Decrease in accrued liabilities and
   claims accrual                                       (276,652)      (111,395)
                                                    ------------   ------------
  Net cash provided by operating activities            9,917,157     10,425,852
                                                    ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of property and equipment, net            (11,560,374)   (10,663,525)
  Cash received from business acquired                    64,501
                                                    ------------   ------------
  Net cash used in investing activities             $(11,495,873)  $(10,663,525)
                                                    ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                          Six Months Ended
                                                               June 30
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:

  Borrowing on line of credit, net                     4,861,650      2,326,719
  Payments of long-term debt                            (883,681)       (14,171)
  Decrease in accounts payable - equipment            (2,220,780)    (2,735,115)
  Proceeds from exercise of stock options                245,260        216,594
                                                     -----------    -----------
  Net cash provided by (used in)
    financing activities                               2,002,449       (205,973)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             423,733       (443,646)
CASH AND CASH EQUIVALENTS, Beginning of period           124,188        512,339
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   547,921    $    68,693
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:

  Non-cash investing and financing transactions:
    Equipment acquired by
    accounts payable                                 $ 3,660,692    $ 7,874,928

  Cash Flow Information:
    Income taxes paid                                $ 4,004,259    $ 2,453,032
    Interest paid                                        400,679         82,886

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., and Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd.; and KTeCom, L.L.C. (hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2. Recapitalization and Stock Split

On April 22, 1998, the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split was paid on May 18, 1998 to stockholders of record at the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

Note 3. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                Three Months Ended          Six Months Ended
                                      June 30                    June 30
                              ----------------------    ----------------------
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Weighted average common
  shares outstanding - basic   15,100,123   14,941,392   15,051,943   14,934,956

Effect of stock options           306,931      313,908      307,409      316,541
                              -----------  -----------  -----------  -----------
Weighted average common
  share and common share
  equivalents outstanding -
  diluted                      15,407,054   15,255,300   15,359,352   15,251,497
                              ===========  =========== ===========   ===========
Net income                      3,893,144    3,353,177    7,416,890    6,282,512

  Net income per common share
  and common share equivalent
    Basic                     $      0.26  $      0.22  $      0.49  $      0.42
                              ===========  ===========  ===========  ===========
    Diluted                   $      0.25  $      0.22  $      0.48  $      0.41
                              ===========  ===========  ===========  ===========

Note 4. Acquisition

The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB Opinion No. 16. In conjunction with the acquisition, the Company issued 97,561 shares of common stock. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements.

The aggregate purchase price of the acquisition consisted of the following:

                                                  1999
                                                 -------
                                             (in thousands)

      Common Stock                               $ 1,833
      Assumption of liabilities                      331
                                                 -------
         Total                                   $ 2,164
                                                 =======

The fair value of the assets purchased has been allocated as follows:

                                                  1999
                                                 -------
                                             (in thousands)

      Cash                                       $    65
      Accounts receivable                            407
      Property and equipment                       1,149
      Intangible assets                              200
      Other assets                                   343
                                                 -------
         Total                                   $ 2,164
                                                 =======

Note 5. Recently Adopted Accounting Pronouncement

Effective January, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which establishes revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

The Company has determined that it has one reportable operating segment. Although the Company has three operating divisions which are managed based on the regions of the United States in which each operates; each division has similar economic characteristics. Each regional operating division provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The Company's operating revenue for the six months ended June 30, 1999, increased by 19.8% to $70.2 million from $58.6 million over the same period in 1998. For the three months ended June 30, 1999, operating revenue increased by 20.8% to $36.7 million from $30.4 million over the same period in 1998. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including approximately 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Services, Inc. and an affiliate, a Texas-based trucking company, and an increase in the Company's independent contractor fleet. The Company's fleet increased by 20.9% to 1,047 tractors (including 272 owned by independent contractors) as of June 30, 1999, from 866 tractors (including 212 owned by independent contractors) as of June 30, 1998.

Salaries, wages and benefits increased as a percentage of operating revenue to 29.5% for the six months ended June 30, 1999, from 28.7% for the same period in 1998. For the three months ended June 30, 1999, salaries, wages and benefits increased as a percentage of operating revenue to 29.2% from 28.1% for the same period in 1998. These increases were primarily the result of adjustments implemented in the driver payroll rate structure for new drivers during the 1999 period compared to the 1998 period, which resulted in an approximate $0.01 per mile increase in payroll costs. For Company drivers, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.5% for the six months ended June 30, 1999, from 9.8% for the same period in 1998. This decrease was primarily the result of the usage of fuel inventory purchased in advance at lower costs, along with the increase in the percentage of independent contractors to Company drivers for the 1999 period. For the three months ended June 30, 1999, fuel expense as a percentage of operating revenue increased to 9.8% from 9.7% for the same period in 1998. This increase was primarily the result of recent higher fuel costs per gallon.

Operations and maintenance expense remained consistent as a percentage of operating revenue at 5.8% for the six months ended June 30, 1999, and for the corresponding period in 1998. For the three months ended June 30, 1999, operations and maintenance expense as a percentage of operating revenue increased to 5.8% from 5.7% for the same period in 1998. The latter increase resulted from the decreased utilization of the Company's fleet, as well as slightly higher maintenance costs related to the age of the Company's fleet.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense decreased as a percentage of operating revenue to 2.5% for the six months ended June 30, 1999, from 2.9% for the same period in 1998. For the three months ended June 30, 1999, insurance and claims expense decreased as a percentage of operating revenue to 2.3% from 3.0% for the same period in 1998. These decreases were due to an overall decrease in the amount of claims incurred during the periods.

Operating taxes and licenses decreased as a percentage of operating revenue to 3.7% for the six months ended June 30, 1999, from 4.0% for the same period in 1998. For the three months ended June 30, 1999, operating taxes and licenses as a percentage of operating revenue decreased to 3.4% compared to 4.0% for the same period in 1998. These decreases were due to the increase in the number of independent contractors as a percentage of the Company's entire fleet to 26% as of June 30, 1999, from 24% as of June 30, 1998, independent contractors are required to pay their own mileage taxes, also an increase in the miles driven in lower taxing states.

Communications expense as a percentage of operating revenue for both the six months and three months ended June 30, 1999 was slightly higher than the same periods in 1998 as a result of the legislated surcharge administered by pay phone providers.

Depreciation and amortization expense as a percentage of operating revenue increased to 10.1% for the six month period ended June 30, 1999, from 9.9% for the same period in 1998. This increase was due to decreased utilization of the Company's fleet. For the three months ended June 30, 1999 and 1998, depreciation and amortization remained consistent as a percentage of operating revenue at 9.9%.

Purchased transportation increased as a percentage of operating revenue to 18.1% for the six months ended June 30, 1999, from 17.5% for the same period in 1998. For the three months ended June 30, 1999, purchased transportation as a percentage of operating revenue increased to 18.6% from 17.7% for the same period in 1998. These increases were due to the increase in the ratio of independent contractors to company drivers to 26% as of June 30, 1999, from 24% as of June 30, 1998. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly higher for the three and six months ending June 30, 1999 compared to the same periods in 1998. These increases were due to decreased utilization of the Company's fleet.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 1999, increased to 82.4% from 81.6% for the same period in 1998. The Company's operating ratio for the three months ended June 30, 1999, increased to 82.3% from 81.1% for the same period in 1998. Management believes the increase in the operating ratio was mainly due to decreased utilization of the Company's fleet and a corresponding decrease in revenue per mile.

For both the six months and three months ended June 30, 1999, net interest expense increased as a percentage of revenue compared to the same periods in 1998. These increases were primarily the result of long-term debt incurred for the purchase of revenue equipment.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.6% for the six months ended June 30, 1999, compared to 10.7% for the same period in 1998 and 10.6% for the three months ended June 30, 1999, compared to 11.0% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit with its primary lender. Net cash provided by operating activities was approximately $9.9 million for the first six months of 1999, compared to $10.4 million for the corresponding period in 1998.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $15.2 million for the first six months of 1999 compared to $18.5 million for the same period in 1998.

Net cash provided by financing activities was approximately $2.0 million for the first six months of 1999 compared to net cash used in financing activities of $0.2 million for the same period in 1998. Net cash provided by financing activities during the first six months of 1999 was the result of the Company paying cash to fund the expansion of its equipment fleet.

The Company maintains a $15 million revolving line of credit with its primary lender with principal due at maturity, July 2001, and interest payable monthly under one of two options (the Prime Rate or Libor plus .625%) elected by the Company. In management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew on similar terms, its line of credit at maturity. Borrowings under the line amounted to $8.4 million at June 30, 1999. Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include: total liabilities to net worth ratio; net worth above a minimum amoun; current ratio, and certain debt service ratios. The Company is also required to maintain other covenants relating to corporate structure, ownership, and management.

In October, 1998, the Company entered into a $10 million term loan with its primary lender which will mature in 60 months. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $8,827,947 as of June 30, 1999, with $1,843,474 due in the next 12 months.

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

SEASONALITY

In the transportation industry, results of operation frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather conditions have not adversely affected the Company's business. The current expansion of the Company's operations into the Midwest, on the east coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to seasonal weather.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the six months ended June 30, 1999, were not significant.

YEAR 2000

The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company is in the process of reviewing, testing, and implementing various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems. The Company has been and will be in contact with significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to determine and resolve any Year 2000 related issues. The Company estimates the status of the testing on these systems as follows:

                                       VENDOR MODIFICATIONS
                                          BEING PERFORMED      TESTING COMMENCED
                                       --------------------    -----------------
IT SYSTEMS                                      98%                   98%

NON-IT SYSTEMS                                  98%                   98%

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

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material effect on the Company's financial condition, based upon the level of debt carried by the Company as of June 30, 1999. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix facility that enable it to purchase fuel at "rack" prices, thereby saving pumping charges. In the ordinary course of business, the Company purchases fuel in bulk quantities, which it maintains in inventory for current and future use. These purchases are not designed as hedging transactions, but do provide some degree of protection against future price increases and exposure to future price decreases. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including Equal Employment Opportunity Commission ("EEOC") claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

During April 1999, the Company acquired a minority interest in a logistics company with the intent of developing synergies to assist in developing the Company's asset-based truckload business. During June 1999, the Company expanded its Indianapolis regional hub by opening a facility in Charlotte, North Carolina that will initially operate between five to ten tractors.

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

          Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended June 30, 1999.)

          Exhibit 27             Financial Data Schedule

     (b)  Reports on Form 8-K

          A Form 8-K was filed on March 25, 1999, pertaining to the acquisition of all of the assets and assumption of selected liabilities of Action Delivery Service, Inc. and its affiliated company, Action Warehouse Services, Inc., both based in Corsicana, Texas.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.



Date: August 11, 1999                   By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer




Date: August 11, 1999                   By: /s/ Clark Jenkins
                                            ------------------------------------
                                            Clark Jenkins
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-24946

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