Form 10QSB
period 1999-09-30
KNIGHT TRANSPORTATION INC
filed 1999-11-15
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 11, 1999 was 15,114,654 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30,
           1999 and December 31, 1998                                     1

         Consolidated Statements of Income for the Three
           Months and Nine Months Ended September 30,
           1999 and September 30, 1998                                    3

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and
           September 30, 1998                                             4

         Notes to Consolidated Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               13

ITEM 2.  CHANGES IN SECURITIES                                           14

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 5.  OTHER INFORMATION                                               14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                               16

INDEX TO EXHIBITS                                                        18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                               September 30,       December 31,
                                                   1999               1998
                                               -------------      -------------
                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $     518,934      $     124,188
  Accounts receivable, net                        21,150,524         18,248,984
  Notes receivable                                 1,158,163            561,608
  Inventories and supplies                            53,615          1,329,329
  Prepaid expenses                                 3,090,395          1,617,900
  Deferred tax asset                               2,539,100          2,740,200
                                               -------------      -------------
      Total current assets                        28,510,731         24,622,209
                                               -------------      -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                            6,076,180          6,037,741
  Buildings and improvements                       6,220,092          5,970,919
  Furniture and fixtures                           3,756,728          3,169,514
  Shop and service equipment                       1,319,512          1,217,370
  Revenue equipment                              113,813,467         93,672,070
  Leasehold improvements                             519,375            469,037
                                               -------------      -------------
                                                 131,705,354        110,536,651
  Less: Accumulated depreciation                 (31,626,481)       (25,964,744)
                                               -------------      -------------
PROPERTY AND EQUIPMENT, net                      100,078,873         84,571,907
                                               -------------      -------------
NOTES RECEIVABLE - long-term                       7,881,652          2,846,008
OTHER ASSETS                                       5,582,080          4,918,096
                                               -------------      -------------
                                               $ 142,053,336      $ 116,958,220
                                               =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                     September 30,  December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 10,493,040   $  7,143,476
  Accrued liabilities                                   4,406,488      5,220,372
  Claims accrual                                        4,189,067      3,724,385
  Line of credit                                        9,500,000      3,500,000
  Current portion of long-term debt                     1,870,696      1,791,981
                                                     ------------   ------------
  Total current liabilities                            30,459,291     21,380,214

LONG - TERM DEBT, less current portion                  6,507,070      7,919,647
DEFERRED INCOME TAXES                                  21,008,928     17,012,285
                                                     ------------   ------------
  Total liabilities                                    57,975,289     46,312,146
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    Authorized 50,000,000 shares,
    none issued and outstanding                                --             --
  Common Stock, $0.01 par value;
    Authorized 100,000,000 shares; issued
    and outstanding 15,107,757 and 14,981,482
    shares respectively                                   151,078        149,814
  Additional paid-in capital                           26,601,983     24,509,012
  Retained earnings                                    57,324,986     45,987,248
                                                     ------------   ------------
  Total shareholders' equity                           84,078,047     70,646,074
                                                     ------------   ------------
                                                     $142,053,336   $116,958,220
                                                     ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                               September 30                      September 30
                                      ------------------------------    ------------------------------
                                          1999             1998             1999             1998
                                      -------------    -------------    -------------    -------------
OPERATING REVENUE                     $  38,054,052    $  32,861,739    $ 108,270,581    $  91,489,378
                                      -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Salaries, wages and benefits           11,233,318        9,346,431       31,914,819       26,197,664
  Fuel                                    3,861,586        3,331,291       10,530,444        9,052,947
  Operations and maintenance              2,254,981        2,090,818        6,318,185        5,519,352
  Insurance and claims                      996,989          745,378        2,781,985        2,454,207
  Operating taxes and licenses            1,460,753        1,386,575        4,033,630        3,741,833
  Communications                            289,615          249,584          897,247          697,760
  Depreciation and amortization           3,280,782        3,244,731       10,362,573        9,051,981
  Purchased transportation                7,230,737        5,591,984       19,964,382       15,842,763
  Miscellaneous operating
    expenses                                953,014          802,992        2,581,403        2,099,709
                                      -------------    -------------    -------------    -------------
                                         31,561,775       26,789,784       89,384,668       74,658,216
                                      -------------    -------------    -------------    -------------
  Income from operations                  6,492,277        6,071,955       18,885,913       16,831,162
                                      -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income                           253,835           34,772          583,083           55,910
  Interest expense                         (265,267)        (113,369)        (696,258)        (196,202)
                                      -------------    -------------    -------------    -------------
                                            (11,432)         (78,597)        (113,175)        (140,292)
                                      -------------    -------------    -------------    -------------
  Income before income taxes              6,480,845        5,993,358       18,772,738       16,690,870

INCOME TAXES                             (2,560,000)      (2,475,000)      (7,435,000)      (6,890,000)
                                      -------------    -------------    -------------    -------------
  Net income                          $   3,920,845    $   3,518,358    $  11,337,738    $   9,800,870
                                      =============    =============    =============    =============
Net income per common share
and common share equivalent:
      Basic                           $        0.26    $        0.24    $        0.75    $        0.66
                                      =============    =============    =============    =============
      Diluted                         $        0.26    $        0.23    $        0.74    $        0.64
                                      =============    =============    =============    =============
Weighted average number of common
shares and common share equivalents
outstanding:
      Basic                              15,107,933       14,946,820       15,070,839       14,938,433
                                      =============    =============    =============    =============
      Diluted                            15,313,810       15,206,761       15,350,009       15,236,805
                                      =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Nine Months Ended
                                                           September 30
                                                   ----------------------------
                                                       1999           1998
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $ 11,337,738    $  9,800,870
Adjustments to reconcile net income to net cash
Provided by operating activities:
    Depreciation and amortization                    10,362,573       9,051,981
    Allowance for doubtful accounts                     163,308          46,068
    Deferred income taxes                             4,197,743       2,248,815
Changes in assets and liabilities,
  net of business acquired:
    Increase in receivables                          (8,290,546)     (6,149,581)
    Decrease (increase) in inventories
      and supplies                                    1,314,639      (1,149,217)
    Increase in prepaid expenses                     (1,439,603)     (1,685,557)
    Decrease (increase) in other assets                (228,131)        297,466
    (Decrease) increase in accounts payable            (948,689)      1,672,609
    (Decrease) increase in accrued liabilities
      and claims accrual                               (640,710)      3,458,227
                                                   ------------    ------------
    Net cash provided by operating activities        15,828,322      17,591,681
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net         (18,204,743)    (21,134,552)
    Cash received from business acquired                 64,501              --
                                                   ------------    ------------
    Net cash used in investing activities          $(18,140,242)   $(21,134,552)
                                                   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                         Nine Months Ended
                                                            September 30
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowing on line of credit, net                     6,000,000      5,644,844
  Payments of long-term debt                          (1,333,862)       (14,171)
  Decrease in accounts payable - equipment            (2,220,780)    (2,735,115)
  Proceeds from exercise of stock options                261,308        249,757
                                                     -----------    -----------
  Net cash provided by
    financing activities                               2,706,666      3,145,315
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   394,746       (397,556)
CASH AND CASH EQUIVALENTS,
  Beginning of period                                    124,188        512,339
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   518,934    $   114,783
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing transactions:
    Equipment acquired by
    accounts payable                                 $ 6,483,909    $ 6,446,198

  Cash Flow Information:
    Income taxes paid                                $ 5,298,770    $ 3,439,916
    Interest paid                                        655,025        196,255

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

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2. Recapitalization and Stock Split

On April 22, 1998, the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split was paid on May 18, 1998, to stockholders of record at the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

Note 3. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 1999 and 1998, is as follows:

                                       Three Months Ended          Nine Months Ended
                                          September 30               September 30
                                    -------------------------   -------------------------
                                       1999          1998          1999          1998
                                    -----------   -----------   -----------   -----------
Weighted average common
  shares outstanding - Basic         15,107,933    14,946,820    15,070,839    14,938,433

Effect of stock options                 205,877       259,941       279,170       298,372
                                    -----------   -----------   -----------   -----------
Weighted average common share
  and common share equivalents
  outstanding -
  Diluted                            15,313,810    15,206,761    15,350,009    15,236,805
                                    ===========   ===========   ===========   ===========
Net income                          $ 3,920,845   $ 3,518,358   $11,337,738   $ 9,800,870

  Net income per common share and
  common share equivalent
      Basic                         $      0.26   $      0.24   $      0.75   $      0.66
                                    ===========   ===========   ===========   ===========
      Diluted                       $      0.26   $      0.23   $      0.74   $      0.64
                                    ===========   ===========   ===========   ===========

Note 4. Acquisition

The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB Opinion No. 16. In conjunction with the acquisition, the Company issued 97,561 shares of its common stock. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements.

The aggregate purchase price of the acquisition consisted of the following:

                                                               1999
                                                              ------
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
                                                              ======

The fair value of the assets purchased has been allocated as follows:

                                                               1999
                                                              ------
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
                                                              ======

Note 5. Recently Adopted Accounting Pronouncement

Effective January, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, which establishes revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

The Company has determined that it has one reportable operating segment. Although the Company has three operating divisions which are managed based on the regions of the United States in which each operates, each operating division has similar economic characteristics. Each regional operating division provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its three operating divisions; rather the Company's consolidated financial statements are presented as one reportable segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate'" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Annual Report on Form 10-K, including Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Company's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company's operating revenue for the nine months ended September 30, 1999, increased by 18.3% to $108.3 million from $91.5 million over the same period in 1998. For the three months ended September 30, 1999, operating revenue increased by 15.8% to $38.1 million from $32.9 million during the same period in 1998. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including approximately 40 tractors acquired in the March 13, 1999, acquisition of Action Delivery Services, Inc. and an affiliate, a Texas-based trucking company, and an increase in the Company's independent contractor fleet. The Company's fleet increased by 24.4% to 1,142 tractors (including 275 owned by independent contractors) as of September 30, 1999, from 918 tractors (including 216 owned by independent contractors) as of September 30, 1998. As of September 30, 1999, 24.1% of the Company's fleet was operated by independent contractors, compared to 23.5% as of September 30, 1998.

Salaries, wages and benefits increased as a percentage of operating revenue to 29.5% for the nine months ended September 30, 1999, from 28.6% for the same period in 1998. For the three months ended September 30, 1999, salaries, wages and benefits increased as a percentage of operating revenue to 29.5% from 28.4% for the same period in 1998. These increases were primarily the result of adjustments implemented in the driver payroll rate structure for new drivers during the 1999 period compared to the 1998 period, which resulted in an approximate $0.01 per mile increase in payroll costs. For Company drivers, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 9.7% for the nine months ended September 30, 1999, from 9.9% for the same period in 1998. This decrease was primarily the result of the usage of fuel inventory purchased in advance at costs lower than current market prices, along with the increase in the percentage of independent contractors to Company drivers for the 1999 period. Independent contractors pay for their own fuel costs. For the three months ended September 30, 1999, fuel expense as a percentage of operating revenue increased to 10.2% from 10.1% for the same period in 1998. This increase was primarily the result of recent higher fuel costs per gallon.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.8% for the nine months ended September 30, 1999, from 6.0% for the corresponding period in 1998. For the three months ended September 30, 1999, operations and maintenance expense as a percentage of operating revenue decreased to 5.9% from 6.4% for the same period in 1998. These decreases resulted from the increase in the relative percentage of independent contractors in the Company's fleet.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense decreased as a percentage of operating revenue to 2.6% for the nine months ended September 30, 1999, from 2.7% for the same period in 1998. For the three months ended September 30, 1999, insurance and claims expense increased as a percentage of operating revenue to 2.6% from 2.3% for the same period in 1998. These changes reflect the effects of the changes in frequency and severity of claims activity during these periods.

Operating taxes and licenses decreased as a percentage of operating revenue to 3.7% for the nine months ended September 30, 1999, from 4.1% for the same period in 1998. For the three month period ended September 30, 1999, operating taxes and licenses as a percentage of operating revenue decreased to 3.8%, compared to 4.2% for the same period in 1998. These decreases were due to the increase in the number of independent contractors as a percentage of the Company's entire fleet to 24.1% as of September 30, 1999, from 23.5% as of September 30, 1998, as well as an increase in the miles driven in lower taxing states. Independent contractors are required to pay their own mileage taxes.

Communications expense as a percentage of operating revenue for both the nine month and three month periods ended September 30, 1999, was slightly higher than for the same periods in 1998 as a result of the legislated surcharge administered by pay phone providers. The Company's drivers frequently use pay phones to communicate with operations personnel.

Depreciation and amortization expense as a percentage of operating revenue decreased to 9.6% for the nine month period ended September 30, 1999, from 9.9% for the same period in 1998. For the three month period ended September 30, 1999, depreciation and amortization decreased as a percentage of operating revenue to 8.6% compared to 9.9% for the corresponding period in 1998. These decreases were due to the increase in the percentage of independent contractors in the Company's fleet and adjustments to estimates on certain equipment.

Purchased transportation increased as a percentage of operating revenue to 18.4% for the nine month period ended September 30, 1999, from 17.3% for the same period in 1998. For the three month period ended September 30, 1999, purchased transportation as a percentage of operating revenue increased to 19.0%, from 17.0% for the same period in 1998. These increases were due to the increase in the ratio of independent contractors to company drivers to 24.1% as of September 30, 1999, from 23.5% as of September 30, 1998. Independent contractors are compensated by the Company at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly higher for the three and nine month periods ended September 30, 1999, compared to the same periods in 1998. These increases were due to decreased utilization of the Company's fleet.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the nine month period ending September 30, 1999, increased to 82.6% from 81.6% for the same period in 1998. The Company's operating ratio for the three month period ended September 30, 1999, increased to 82.9% from 81.5% for the same period in 1998. Management believes the increase in the operating ratio was mainly due to decreased utilization of the Company's fleet and a corresponding decrease in revenue per mile.

For both the nine and three month periods ended September 30, 1999, net interest expense increased as a percentage of revenue compared to the same periods in 1998. These increases were primarily the result of additional long-term debt incurred for the purchase of new revenue equipment.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 10.5% for the nine months ended September 30, 1999, compared to 10.7% for the same period in 1998 and 10.3% for the three months ended September 30, 1999, compared to 10.7% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit with its primary lender. Net cash provided by operating activities was approximately $15.8 million for the nine month period ended September 30, 1999, compared to $17.6 million for the corresponding period in 1998.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements, totaled $24.7 million for the nine month period ended September 30, 1999, compared to $27.6 million for the same period in 1998.

Net cash provided by financing activities was approximately $2.7 million for the nine month period ended September 30, 1999 compared to $3.1 million for the same period in 1998. Net cash provided by financing activities during the nine month period ended September 30, 1999 was used by the Company to fund the expansion of its equipment fleet.

The Company maintains a $25 million revolving line of credit with its primary lender, with principal due at maturity, July 2001, and interest payable monthly under one of two options (the Prime Rate or LIBOR plus .625%) elected by the Company. In Management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew on similar terms, its line of credit at maturity. Borrowings under the line amounted to $9.5 million at September 30, 1999. Under the terms of the line of credit, the Company is required to maintain certain financial ratios. These ratios include: total liabilities to net worth ratio; net worth above a minimum pre-determined amount; current ratio; and certain debt service ratios. The Company is also required to maintain other covenants relating to corporate structure, ownership, and management.

In October 1998, the Company entered into a $10 million term loan with its primary lender, which will mature in October 2003. The interest is at a fixed percentage of 5.75%, with principal and interest paid monthly. The note is unsecured and had an outstanding balance of $8,377,766 as of September 30, 1999.

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

SEASONALITY

In the transportation industry, results of operation frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather conditions have not adversely affected the Company's business. The current expansion of the Company's operations into the midwest, on the east coast, and in the Texas and Louisiana regions, could expose the Company to greater operating variances due to the seasonal weather in those regions.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the nine months ended September 30, 1999, were not significant.

YEAR 2000

The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company is in the process of reviewing, testing, and implementing various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems, as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems. The Company has been and will continue to be in contact with significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to determine and resolve any Year 2000 related issues. The Company estimates the status of the testing on these systems as follows:

                                       Vendor Modifications
                                          Being Performed      Testing Commenced
                                          ---------------      -----------------
IT SYSTEMS                                      99%                   99%
NON-IT SYSTEMS                                  99%                   99%

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

The Company has developed a contingency plan to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance.

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

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates would not have a material adverse effect on the Company's financial condition, based upon the level of debt carried by the Company as of September 30, 1999. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix facility that enable it to purchase fuel at "rack" prices, thereby saving pumping charges. In the ordinary course of business, the Company purchases fuel in bulk quantities, which it maintains in inventory for current and future use. These purchases are intended to stabilize the cost of fuel and provide some degree of protection against future price increases. These purchases also create some exposure if fuel prices should decrease.

Where possible, the Company seeks to participate in tire testing programs with tire manufacturers to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including Equal Employment Opportunity Commission claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws, and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

During April 1999, the Company acquired a minority interest in a logistics company with the intent of developing synergies to assist in developing the Company's asset-based truckload business. During June 1999, the Company expanded its Indianapolis regional hub by opening a facility in Charlotte, North Carolina that, as of September 30, 1999, operated between twenty to thirty tractors.

In August 1998, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock, at management's discretion and based on management's assessment of the Company's liquidity and the price of its common stock. On October 26, 1999, the Company's Board of Directors authorized the Company to purchase up to a total of 1,000,000 shares of the Company's common stock on the same terms and conditions. As of November 11, 1999, the Company had purchased approximately 500,000 shares of its common stock at an average price of $11.68 per share.

On November 10, 1999, the Board of Directors elected Mr. Mark A. Scudder to fill a vacancy on the Board of Directors. Mr. Scudder is an attorney who practices law in Lincoln, Nebraska and is a member of the Board of Directors of Covenant Transportation, Inc. Mr. Scudder was elected to the Company's Audit Committee and replaces Mr. Keith Turley, who resigned as a member of the Audit Committee for health reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit No.    Description
          -----------    -----------
          Exhibit 3      Articles of Incorporation and By-Laws

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

          Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 1999.)

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


                                        KNIGHT TRANSPORTATION, INC.


Date: November 11, 1999                 By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: November 11, 1999                 By: /s/ Clark Jenkins
                                            ------------------------------------
                                            Clark Jenkins
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

                                                                    Sequentially
                                                                      Numbered
Exhibit No.       Description                                         Pages(1)
-----------       -----------                                         --------

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