Form 10-K405
period 1999-12-31
KNIGHT TRANSPORTATION INC
filed 2000-03-30
CIK 929452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2000 , was $106,819,016 (based upon $16.625 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 27, 2000 was 14,641,049.

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, is incorporated into this Form 10-K Part III by reference.

================================================================================

                                TABLE OF CONTENTS

                           KNIGHT TRANSPORTATION, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1999


PAGES

PART I ....................................................................   1
    Item 1.  Business......................................................   1
    Item 2.  Properties....................................................   7
    Item 3.  Legal Proceedings.............................................   8
    Item 4.  Submission of Matters to a Vote of Security Holders...........   8

PART II ...................................................................   8
    Item 5.  Market for Company's Common Equity and Related
              Shareholder Matters..........................................   8
    Item 6.  Selected Financial Data.......................................   9
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  10
    Item 7a. Quantitative and Qualitative Disclosures about Market Risk....  18
    Item 8.  Financial Statements and Supplementary Data...................  19
    Item 9.  Changes in and Disagreements on Accounting and Financial
              Disclosure...................................................  19
    Item 10. Directors and Executive Officers of the Company...............  19
    Item 11. Executive Compensation........................................  19
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management...................................................  19
    Item 13. Certain Relationships and Related Transactions................  19

PART IV ...................................................................  19
    Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................  19

SIGNATURES.................................................................  23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................... F-1

CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES................... F-2

                                     PART I

ITEM 1. BUSINESS

         Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," "may," "could," "expects" and "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections below entitled "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in this Part and elsewhere in this Annual Report.

GENERAL

         Knight Transportation, Inc. ("Knight" or the "Company") is a short-to-medium haul, dry van truckload carrier headquartered in Phoenix, Arizona. The Company transports general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities. The Company provides truckload carrier service to the Western United States through its Phoenix, Arizona headquarters; to the Central and Rocky Mountain regions through its Salt Lake City, Utah office; to the Texas and Louisiana region through its regional facilities in Katy and Corsicana, Texas, and in the Midwest and on the East Coast through its regional facilities in Indianapolis, Indiana, and Charlotte, North Carolina.

         The Company's stock has been publicly traded since October 1994. From 1992 to 1999, Knight's revenue has grown to $151.5 million from $19.6 million, and net income has increased to $15.5 million from $1.9 million. This growth has resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet.

OPERATIONS

         Knight's operating strategy focuses on four key elements: growth, regional operations, customer service, and operating efficiencies.

         * GROWTH. Knight's objective is to achieve significant growth by increasing high quality service to existing customers and developing new customers in its expanded market areas. The Company has developed an independent contractor program to increase its tractor fleet and provide additional service to customers, while minimizing capital investment by the Company. The Company believes that there are significant opportunities to continue to increase its business in the short-to-medium haul market by pursuing existing strategies and expanding its dedicated service operations.

         * REGIONAL OPERATIONS. The Company's headquarters and facilities are in Phoenix, Arizona. From Phoenix and the Company's new facilities in Salt Lake City, Utah, the Company serves the Western and Central and Rocky Mountain regions of the United States. The Company has also established operations near Houston and Dallas, Texas to serve customers in the Louisiana and Texas region. The Company has also established operations in Indianapolis, Indiana, and, in 1999, in Charlotte, North Carolina, from which it provides regional and dedicated service in the Mid-West and on the East Coast. Knight expects that its five regional operating bases will provide a platform for future growth, and intends to expand its regional operations from those bases.

         * CUSTOMER SERVICE. Knight's operating strategy is to provide a high level of service to customers, establishing the Company as a preferred or "core carrier" for customers who have time sensitive, high volume or high weight requirements. The Company's services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services tailored to meet its customers' needs. The Company has adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. The Company uses light weight tractors and high cube trailers capable of handling both high volume and high weight shipments.

         * OPERATING EFFICIENCIES. The Company employs a number of strategies that it believes are instrumental to its efforts to achieve and maintain operating efficiencies. Knight seeks to maintain a simplified operation that focuses on operating dry vans in particular geographical and shipping markets. This approach allows the Company to concentrate its marketing efforts to achieve higher penetration of its targeted service areas. The Company seeks operating economies by maintaining a generally compatible fleet of tractors and trailers that facilitates Knight's ability to serve a broad range of customer needs and thereby maximize equipment utilization and efficiencies in equipment maintenance and positioning. The Company also seeks to maintain a modern tractor and trailer fleet, in order to obtain fuel and other operating efficiencies. See Revenue Equipment, below.

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

         Knight has a diversified customer base. For the year ended December 31, 1999, the Company's 25 largest customers represented 49.4% of operating revenue; its ten largest customers represented 33% of operating revenue; and its five largest customers represented 21.9% of the Company's operating revenue. The Company believes that a substantial majority of the Company's 25 largest customers regard Knight as a preferred or "core carrier." Most of the Company's truckload carriage contracts are cancelable on 30 days notice. The loss of one or more large customers could have a materially adverse effect on the Company's operating results.

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

         Knight's standard dedicated fleet services also involve management of a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, the Company provides drivers, equipment and maintenance, and, in some instances, transportation management services, that supplement the customer's in-house transportation department. The Company furnishes these services through Company provided revenue equipment and drivers, and independent contractors.

         Each of the Company's five regional operations centers is linked to the Company's Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance the Company's operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit the Company to respond promptly and accurately to customer requests. The system also assists the Company in matching available equipment and loads. The Company also provides electronic data interchange ("EDI") services to shippers requiring such service.

DRIVERS, OTHER EMPLOYEES, AND INDEPENDENT CONTRACTORS

         As of December 31, 1999, Knight employed 1,488 persons, including 1,223 drivers. None of the Company's employees is represented by a labor union.

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

         The Company seeks to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated fleet operations, enhancing job predictability. Drivers are also recognized for providing superior service and developing good safety records.

         Knight's drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to the Company's customers. Drivers participate in Knight's 401(k) program and in Company-sponsored health, life and dental plans. Knight's drivers and other employees who meet eligibility criteria also participate in the Company's Stock Option Plan.

         The Company also maintains an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides the Company with an alternate method of obtaining additional revenue equipment. The Company intends to continue to use independent contractors. As of December 31, 1999, the Company had agreements for 281 tractors which are owned and operated by independent contractors. Each independent contractor enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Independent contractors are paid a fixed level of compensation based on total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. The Company provides trailers for each independent contractor. The Company also provides maintenance services for its independent contractors for a charge. The Company also offers financing at market interest rates to qualified independent contractors to assist them in acquiring revenue equipment. Company loans are secured by a lien on the independent contractor's revenue equipment. As of December 31, 1999, the Company had outstanding loans of approximately $10.0 million to independent contractors.

REVENUE EQUIPMENT

         As of December 31, 1999, the Company operated a fleet of 53-foot long, high cube trailers, including 50 refrigerated trailers in its fleet as of March 27, 2000. As of December 31, 1999, the Company operated 931 company tractors with an average age of 1.1 years and 3,350 trailers with an average age of 2.2 years. The Company also had under contract, as of December 31, 1999, 281 tractors, operated by independent contractors.

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

         The Company seeks to minimize the operating costs of its tractors and trailers by maintaining a relatively new fleet featuring cost saving technologies. The Company's current policy is to replace most of its tractors within 38-44 months after the date of purchase and to replace its trailers over a five to ten year period. Actual replacement depends upon the condition of particular equipment, its resale value and other factors. The Company believes that its equipment acquisition program allows it to meet the needs of a wide range of customers in the dry van truckload market while, at the same time, controlling costs relating to maintenance, driver training and operations. As of December 31, 1999, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of approximately $46 million for delivery throughout 2000. The Company employs a continuous preventive maintenance program designed to minimize equipment down time, facilitate customer service, and enhance trade value when equipment is replaced.

TECHNOLOGY

         The Company, through a limited liability company subsidiary, has made a minority investment in Terion, Inc., a communications company that provides two-way digital wireless communication services which enable customers such as the Company to communicate with manned and unmanned transportation assets via the Internet. The Company's investment is intended to assure access to low cost communication services which are capable of meeting the needs of the Company and its customers. The Company expects to equip substantially all of its fleet with new Terion communications equipment during 2000. The Company elected to use Terion technology due to its cost advantages and the likelihood of obtaining wide area coverage. Because the technology is new, the Company may encounter some initial operational problems, but the Company believes that over the long term the technology will assist the Company in reducing the cost of communications, dealing with customers, and monitoring the performance of its revenue equipment. Other investors in Terion include Penske Capital Partners, Delphi Electronics Corporation, Detroit Diesel Corporation and an affiliate of Harris Corporation.

SAFETY AND RISK MANAGEMENT

         The Company is committed to ensuring the safety of its operations. The Company regularly communicates with drivers to promote safety and instill safe work habits through Company media and safety review sessions. The Company conducts quarterly safety training meetings for its drivers and independent contractors. In addition, the Company has an innovative recognition program for driver safety performance, and emphasizes safety through its equipment specifications and maintenance programs. The Company's Vice President of Safety is involved in the review of all accidents.

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

         The Company's Chief Financial Officer and Vice President of Safety are responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage up to a maximum limit of $100,000 per occurrence; and separatly for collision, comprehensive, and cargo liability up to $12,500 each per occurrence; and for workers' compensation up to $250,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies provide for general liability coverage up to $4,900,000 per occurrence; automobile liability coverage up to $4,900,000 per occurrence; cargo insurance up to $4,987,500 per occurrence; and additional umbrella liability coverage up to $20,000,000. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of the Company's self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the Company's balance sheet. Management believes that the Company's insurance coverages are adequate to protect the Company from any significant losses.

COMPETITION

         The entire trucking industry is highly competitive and fragmented. The Company competes primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based on freight rates, service, efficiency, size and technology. The Company also competes with other motor carriers for the services of drivers and independent contractors. A number of the Company's competitors have greater financial resources, own more equipment, and carry a larger volume of freight than the Company. The Company believes that the principal competitive factors in its business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. Knight, in addressing its markets, believes that its principal competitive strength is its ability to provide timely, flexible and cost-efficient service to shippers. In general, increased competition has created downward pressure on rates and increased the need to provide higher levels of service to customers.

REGULATION

         Generally, the trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated  truckload  carriers'  operating rights,  accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"), but a lack of regulations implementing such transfers currently prevents the Company from assessing the full impact of this action.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

         The Company's motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. The Company has initiated programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs an internal environmental review so that the Company can achieve environmental compliance and avoid environmental risk. The Company's Phoenix and Indianapolis facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company transports a minimum amount of environmentally hazardous substances and, to date, has experienced no significant claims for hazardous substance shipments. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.

         The Company's operations involve certain inherent environmental risks. The Company's Phoenix facility is located on land identified as potentially having groundwater contamination beneath it allegedly resulting from the release of hazardous substances by persons who have operated in the general vicinity. The area has been classified as a state superfund site. The Company has been located at its present Phoenix facility since 1990 and, during such time, has not been identified as a potentially responsible party with regard to the groundwater contamination. The Company has installed a fuel island at its Phoenix, Arizona headquarters and maintains above-ground bulk fuel storage to provide fuel for this facility. The Company's Phoenix bulk fuel storage facility has been designed to minimize environmental risk. There are two underground storage tanks located on the Company's Indianapolis property. The tanks are subject to regulation under both federal and state law and are currently being leased to and operated by an independent, third party fuel distributor. The Company assumed the lessor's interest in the lease, in connection with its purchase of the Indianapolis property. The lessee has agreed to carry environmental impairment liability insurance, naming the Company, as lessor, as an insured, covering the spillage, seepage or other loss of petroleum products, hazardous wastes, or similar materials onto the leased premises and has agreed to indemnify the Company, as lessor, against damage from such occurrences. The Indianapolis property is located approximately 0.1 mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of the Company's Indianapolis property that have known contamination. Environmental reports obtained by the Company have disclosed no evidence that activities on the Company's Indianapolis property have caused or contributed to the area's contamination.

         The Company believes it is currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. See "Legal Proceedings," below for additional information regarding certain regulatory matters.

OTHER INFORMATION

         The Company periodically examines investment opportunities in areas related to the truckload carrier business. The Company's investment strategy is to add to shareholder value by investing in industry related businesses that will assist the Company in strengthening its overall position in the transportation industry, minimize the Company's exposure to start-up risk and provide the Company with an opportunity to realize a substantial return on its investment. In April 1999, the Company acquired a 17% interest in KNGT Logistics, Inc. ("KNGT"), with the intent of investing in the non-asset transportation business. The Company's investment in KNGT was approved by a majority of the Company's independent directors. The Company holds non-voting Class A Preferred Stock which is preferred in the event of liquidation, dissolution sale or merger and with respect to dividends over all other classes of stock, including stock held by other members of the Knight family. The Company has preferential rights in the event KNGT issues additional shares and limited voting rights with respect to merger, consolidation, sale of substantially all of KNGT's assets, and certain other major corporate events. The Company, through a limited liability company, has agreed to lend up to a maximum of $935,000 to KNGT pursuant to a promissory note to fund start-up costs. The note is convertible into KNGT's Class A Preferred Stock and is secured by a lien on KNGT's assets. Other investors in KNGT include Randy, Kevin, Gary and Keith Knight, who collectively own 43% of KNGT's issued and outstanding stock and through the same limited liability company affiliate may lend up to a maximum of $4,565,000 to KNGT pursuant to a promissory note convertible into KNGT's Class B Preferred Stock to fund KNGT's start-up costs.

The loans to KNGT made by the Company and the Knights are on a parity basis with regard to security. The Company's investment has been structured to limit its exposure to KNGT start-up losses and business risk.

         The Company has also  acquired a minority  interest in Terion,  Inc., a
company   that   provides   two-way   digital   wireless    communication    and
trailer-tracking services. See "Technology," above.

ITEM 2. PROPERTIES

         The Company's headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 43 acres. The Company owns approximately 35 acres and the remaining 8 acres are leased from Mr. L. Randy Knight, a director of the Company and one of its principal shareholders. See "Certain Relationships and Related Transactions," below, for additional information. The Company has constructed a bulk fuel storage facility and fueling islands at its Phoenix headquarters to obtain greater operating efficiencies and in June of 1998, completed the expansion of its headquarters facilities.

         The Company owns and operates a 9.5 acre regional facility in Indianapolis, Indiana. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion. The Indianapolis facility will serve as a base for the Company's operations in the Midwest. The Company completed its initial expansion of this facility in October, 1998.

         The Company's operations near Houston are currently located on the premises of one of the Company's significant customers, for whom it provides dedicated services. These facilities also support the Company's non-dedicated operations in the Texas and Louisiana region. The Company has acquired property in Katy, Texas for its South Central regional headquarters and construction of the Company's regional facility is expected to be completed in May 2000.

         In March 1999, the Company entered into a lease for terminal facilities in Corsicana, Texas, from which the Company will operate in order to provide dedicated services to one of its larger customers. The Company's operations in Corsicana, Texas will be coordinated through the Company's regional headquarters located in Katy, Texas.

         In June 1999, the Company opened a new leased terminal facility in Charlotte, North Carolina to serve the Southeastern region. In February 2000, the Company purchased 20 acres in Charlotte, which include an existing terminal facility.

         In 1999, the Company also opened a regional facility in Salt Lake City, Utah to serve the Western Central and Rocky Mountain region. The Company has leased its terminal facilities.

         The Company also leases office facilities in California and Oklahoma, which it uses for fleet maintenance, record keeping, and general operations. The Company purchased property during 1998 in Fontana, California to serve as a trailer drop and dispatching facility to support the Company's operations in California. The Company also leases space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

         As of December 31, 1999, the Company's aggregate monthly rent for all leased properties was approximately $60,000.

         The Company believes that its current facilities and those under expansion are suitable and adequate for its present needs. The Company periodically seeks to improve its facilities or identify favorable new locations. The Company has not encountered any significant impediments to the location or addition of new facilities.

ITEM 3. LEGAL PROCEEDINGS

         The  Company  is  a  party  to   ordinary,   routine   litigation   and
administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including equal employment opportunity claims, and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. See "Business -- Safety and Risk Management" above. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market of The NASDAQ Stock Market under the symbol KNGT. The following table sets forth, for the period indicated, the high and low bid information per share of the Company's common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                     High                Low
                                     ----                ---
         1998
         First Quarter              $21.33              $16.33
         Second Quarter             $21.92              $15.00
         Third Quarter              $19.88              $12.88
         Fourth Quarter             $28.50              $14.75

         1999
         First Quarter              $25.00              $16.87
         Second Quarter             $23.00              $16.50
         Third Quarter              $22.00              $12.50
         Fourth Quarter             $18.87              $10.75

         As of March 27, 2000, the Company had 71 shareholders of record and approximately 1,664 beneficial owners in security position listings of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the three-year period ended December 31, 1999, are derived from the Company's Consolidated Financial Statements, included herein, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report. The information for the years ended December 31, 1995 and 1996 is from the Company's Consolidated Financial Statement for those years which were also audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in
Item 8 of this Form 10-K.

                                                               Years Ended December 31,
                                         --------------------------------------------------------------
                                            1999          1998         1997         1996         1995
                                         ---------     ---------     --------     --------     --------
                                   (Dollar amounts in thousands, except per share amounts and operating data)
STATEMENTS OF INCOME DATA:
 Operating revenue                       $ 151,490     $ 125,030     $ 99,428     $ 77,504     $ 56,170
 Operating expenses                        125,580       102,049       81,948       64,347       45,569
 Income from operations                     25,910        22,981       17,480       13,157       10,601
 Net interest expense and other               (296)         (259)         (18)        (346)        (196)
 Income before income taxes                 25,614        22,722       17,462       12,810       10,406
 Net income                                 15,464        13,346       10,252        7,510        5,806
 Diluted net income per share(1)              1.02           .87          .68          .52          .43

BALANCE SHEET DATA (AT END OF PERIOD):
 Working capital (deficit)               $ (13,110)    $   3,242     $  2,044     $  4,141     $   (293)
 Total assets                              164,545       116,958       82,690       64,118       43,099
 Long-term obligations, net of current      11,736         7,920           --           53          981
 Shareholders' equity                       82,814        70,899       56,798       45,963       24,732

OPERATING DATA (UNAUDITED):
 Operating ratio(2)                           82.9%         81.6%        82.4%        83.0%        81.1%
 Average revenue per mile                $    1.23     $    1.24     $   1.22     $   1.24     $   1.26
 Average length of haul (miles)                491           489          500          489          494
 Empty mile factor                            10.5%         10.0%         9.6%         9.6%        10.3%
 Tractors operated at end of period3         1,212           933          772          575          425
 Trailers operated at end of period          3,350         2,809        2,112        1,529        1,044

----------
(1) Net income per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" and reflects the May 1998 three for-two stock split which was effected in the form of a 50 percent stock dividend.

(2)  Operating  expenses as a percentage of operating  revenue.

(3) Includes 281 independent contract operated vehicles at December 31, 1999; includes 231 independent contractor operated vehicles at December 31, 1998; includes 192 independent contractor operated vehicles at December 31, 1997; includes 158 independent contractor operated vehicles at December 31, 1996; and includes 115 independent contractor operated vehicles at December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION.

         Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results," as well as those discussed in this Item and elsewhere in this Annual Report.

GENERAL

         The following discussion of the Company's financial condition and results of operations for the three-year period ended December 31, 1999, should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

         Knight was incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 1999, the Company's operating revenue grew at a 32.6% compounded annual rate, while net income increased at a 26.1% compounded annual rate.

         The Company has established regional operations in Phoenix, Arizona; Indianapolis, Indiana; Katy, Texas; Charlotte, North Carolina; and Salt Lake City, Utah. The Company's headquarters facilities in Phoenix, Arizona, as well as the Salt Lake City facility, serve the Western, Central and Rocky Mountain regions of the United States. The Company's operations in Indianapolis and Charlotte allow the Company to serve customers in the Midwest and on the East Coast and provide a platform for the expansion of the Company's operations in those regions. The Company's operations in Katy, Texas were undertaken to provide dedicated service to a large customer and to provide a base for the expansion of operations in the Texas and Louisiana regions.

         To support its growth, the Company initiated an independent contractor program in 1994. The Company's decision to utilize independent contractors as part of the Company's fleet expansion was based on several factors, including reduced Company capital requirements, since independent contractors provide their own tractors. The Company expanded its Company-owed fleet during 1999. As of December 31, 1999, the Company had contracts for 281 tractors owned and operated by independent contractors, which represented approximately 23% of the 1212 total tractors in the Company's fleet, compared to 231 tractors operated by independent contractors at December 31, 1998, representing approximately 25% of the Company's total fleet of 933 tractors.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of the Company's expense items to operating revenue for the three-year period indicated below:


                                                 Years ended December 31,
                                               ---------------------------
                                               1999        1998       1997
                                               ----        ----       ----

        Operating revenue                      100.0%     100.0%     100.0%
                                               -----      -----      -----
        Operating expenses:
        Salaries, wages and benefits            29.5       28.7       28.2
        Fuel                                    10.4        9.7       10.2
        Operations and maintenance               5.8        5.9        5.6
        Insurance and claims                     2.6        2.5        2.5
        Operating taxes and licenses             3.7        4.2        4.1
        Communications                            .9         .8         .6
        Depreciation and amortization            9.4       10.0        9.6
        Purchased transportation                18.2       17.4       19.2
        Miscellaneous operating expenses         2.4        2.4        2.4
                                               -----      -----      -----
        Total operating expenses                82.9       81.6       82.4
                                               -----      -----      -----
        Income from operations                  17.1       18.4       17.6
        Net interest expense                      .2         .2         --
                                               -----      -----      -----
        Income before income taxes              16.9       18.2       17.6
        Income taxes                             6.7        7.5        7.3
                                               -----      -----      -----
        Net Income                              10.2%      10.7%      10.3%
                                               =====      =====      =====

FISCAL 1999 COMPARED TO FISCAL 1998

         Operating revenue increased by 21.2% to $151.5 million in 1999 from $125.0 million in 1998. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet, during 1999 compared to 1998. The Company's fleet increased by 29.9% to 1,212 tractors (including 281 owned by independent contractors) as of December 31, 1999, from 933 tractors (including 231 owned by independent contractors) as of December 31, 1998. Average revenue per mile decreased to $1.23 per mile for the year ended December 31, 1999, from $1.24 per mile for the same period in 1998. Equipment utilization averaged 116,500 miles per tractor in 1999, down slightly when compared to an average of 120,500 miles per tractor in 1998. These changes reflect increased competition in the short-to-medium truckload sector of the transportation business.

         Salaries, wages and benefits expense increased as a percentage of operating revenue to 29.5% in 1999 from 28.7% in 1998 primarily as the result of market adjustments implemented in the driver payroll rate structure during 1999. This increase was also due to the increase in the ratio of Company drivers to independent contractors. As of December 31, 1998, 24.7% of the Company's fleet was operated by independent contractors, compared to 23.2% at December 31, 1999. Also, lower revenue per mile for 1999 compared to 1998 contributed to the increase in salaries, wages and benefits as a percentage of operating revenue. For its drivers, the Company records accruals for workers' compensation benefits as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits in its consolidated statements of income.

         Fuel expense increased as a percentage of operating revenue to 10.4% for 1999 from 9.7% in 1998 due mainly to higher average fuel prices during 1999 compared to 1998. The Company believes that higher fuel prices will continue to be felt throughout most of 2000. See "Factors that May Affect Future Results," below. Also, the increase in the ratio of Company drivers to independent contractors in 1999 compared to 1998 contributed to this increase. Independent contractors pay for their own fuel.

         Operations and maintenance expense decreased as a percentage of operating revenue to 5.8% for 1999 from 5.9% in 1998. This decrease was the result of improvements experienced in the Company's equipment maintenance programs.

         Insurance and claims expense increased as a percentage of operating revenue to 2.6% for 1999 compared to 2.5% for 1998 as a result of lower revenue per mile.

         Operating taxes and license expense decreased as a percentage of operating revenue to 3.7% for 1999 from 4.2% for 1998. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for the 12 month period ended December 31, 1999.

         Communications expenses increased slightly as a percentage of operating revenue in 1999 compared to 1998. The increase resulted primarily from an overall decrease in revenue per mile for the 12 month period ended December 31, 1999

         Depreciation and amortization expense decreased to 9.4% for 1999 from 10.0% in 1998. The decrease resulted from adjustments to residual value estimates on certain equipment during the period ended December 31, 1999, compared to the same period in 1998.

         Purchased transportation expense increased to 18.2% in 1999 from 17.5% in 1998 due to a combination of the decrease in the Company's revenue per mile in and the market adjustments in the Company's independent contractor pay structure implemented during 1999.

         Miscellaneous operating expenses remained steady, with no significant change taking place in 1999.

         As a result of the above factors, the Company's operating ratio (operating expenses expressed as a percentage of operating revenue) was 82.9% for 1999, compared to 81.6% for 1998.

         Net interest expense remained constant as a percentage of operating revenue at 0.2% for both 1999 and 1998, although the Company's average borrowings increased to $20.7 million for 1999 from $6.4 million for 1998.

         Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes. Income tax expense decreased as a percentage of revenue to 6.7% for the year ended December 31, 1999 from 7.5% for the year ended December 31, 1998 primarily due to a decrease in overall tax rates to 39.6% in 1999 compared to 41.3% in 1998, as well as the increase in the Company's operating ratio to 82.9% for 1999 compared to 81.6% for 1998.

         As a result of the preceding changes, the Company's net income as a percentage of operating revenue was 10.2% for 1999 compared to 10.7% in 1998.

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

         Operations and maintenance expense increased as a percentage of operating revenue to 5.9% for 1998 from 5.6% in 1997. This increase was the result of the decrease in the number of independent contractors as a percentage of the Company's entire fleet to 24.8% in 1998, compared to 24.9% in 1997, and a decrease in equipment utilization during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of capital has been funds provided by operations and term borrowings to finance equipment purchases, and the Company's line of credit . Net cash provided by operating activities totaled approximately $18.9 million, $24.3 million, and $23.6 million for the years ended December 31, 1999, 1998, and 1997, respectively.

         Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled approximately $41.5 million, $31.5 million, and $26.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects that capital expenditures, net of trade-ins, will be approximately $46 million for 2000, to be used primarily to acquire new revenue equipment.

         Net cash provided by financing activities and net direct equipment financing was approximately $22.6 million for the year ended December 31, 1999 and $8.9 million for the year ended December 31, 1998. Net cash used in financing activities and net direct equipment financing was approximately $0.8 million for the year ended December 31, 1997. The change between 1999 and 1998 was due to the Company borrowing approximately $32.2 million in 1999; the change between 1998 and 1997 was due to the Company borrowing approximately $11.5 million during 1998.

         The Company maintains a $40 million revolving line of credit with its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the Company's need for capital is not provided by funds from operations. Under the Company's line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate ("LIBOR") plus an adjustment factor, or the prime rate. At December 31, 1999, and March 27, 2000, the Company had $29.0 million and $36.5 million, respectively, in borrowings under its revolving line of credit . The line of credit expires in July 2001. Management believes the Company will be able to renew or renegotiate its line of credit on terms at least as favorable as the current terms of the line of credit, subject to adjustments for any interest rate increases.

         During 1998 the Company borrowed $10 million under a long-term unsecured Promissory Note with its lender. As of December 31, 1999, $7,919,648 was currently owed under the Note, with monthly principal and interest payments of $192,558 payable through October 2003.

         Management believes that the cash flow from operations and the availability of borrowings will be sufficient to meet the Company's capital needs through the next 18 months. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur additional debt or seek additional equity capital in the future. The availability of this capital will depend upon prevailing market conditions, the market price of the Company's Common Stock, and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

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

SELECTED QUARTERLY FINANCIAL DATA

         The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1998 and 1999:

                                                   1998
                           -----------------------------------------------------
                             Mar 31         June 30       Sept 30       Dec 31
                           -----------   -----------   -----------   -----------

Operating revenue          $28,258,506   $30,369,133   $32,881,739   $33,540,867
Income from operations       5,023,581     5,735,627     6,071,955     6,150,014
Net income                   2,929,335     3,353,177     3,518,358     3,545,272
Earnings per common share:
   Basic                   $      0.20   $      0.22   $      0.24   $      0.24
   Diluted                 $      0.19   $      0.22   $      0.23   $      0.23

                                                   1999
                           -----------------------------------------------------
                             Mar 31         June 30       Sept 30       Dec 31
                           -----------   -----------   -----------   -----------

Operating revenue          $33,522,165   $36,694,364   $38,054,052   $43,219,248
Income from operations       5,913,929     6,479,704     6,492,277     7,024,104
Net income                   3,523,746     3,893,144     3,920,845     4,126,165
Earnings per common share:
   Basic                   $      0.23   $      0.26   $      0.26   $      0.28
   Diluted                 $      0.23   $      0.25   $      0.26   $      0.28

INFLATION

         Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation and changing prices, which could result in higher operating costs and lower income from operations. The effect of inflation on the Company's business during 1999, 1998 and 1997 generally was not significant. In late 1999, the Company began to experience increases in fuel prices, as a result of conditions in the petroleum industry. The Company has also begun to experience some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2000 and may affect the Company's operating income, unless the Company is able to pass those increased costs to customers through rate hikes or fuel surcharges. See "Factors That May Affect Future Results, below. The Company has initiated an aggressive program to obtain surcharges and rate increases from customers in order to cover increased costs due to increases in fuel prices, driver compensation, and other expenses.

YEAR 2000 ISSUES.

         For the year ended December 31, 1999, the "Year 2000 Issue" did not present any significant operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company implemented various modifications to ensure that its computer equipment and software functioned properly in the Year 2000 and beyond. (For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems.) The Company contacted its significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to determine and resolve any Year 2000 issues.

         All internal and external costs associated with the Company's Year 2000 compliance activities were expenses as incurred. The Company believes that the costs of addressing the Year 2000 issue did not have a material impact on its financial position.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FSAB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

         On January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Application of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

SEGMENT INFORMATION

         In January 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

         The Company has determined that it has one reportable operating segment. Although in 1999 the Company had five geographical operating segments, which are managed based on the regions of the United States in which each operates, each segment has similar economic characteristics. Each regional operating segment provides short to medium haul truckload carrier services of general commodities to a similar class of customers and to some of the same customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its geographical operating segments into one reportable segment for financial accounting purposes consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its geographical operating segments as the Company's consolidated financial statements present its one reportable segment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of factors over which the Company has little or no control may affect the Company's future results. Fuel prices, insurance costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, and customers' business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, as have occurred recently, and increases in interest rates, insurance costs or liability claims, and drivers' compensation, to the extent not offset by increases in freight rates, reduce the Company's profitability. Although the Company's independent contractors are responsible for paying for their own equipment, significant increases in fuel and other operating costs could cause them to seek higher compensation from the Company or to pursue contractual opportunities with other carriers. Due to competitive factors within the transportation industry, the Company may not be able to pass such increased costs through to its customers. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customers' business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future or if the Company were unable to continue to attract and contract with independent contractors, the Company could be required to increase its driver compensation package, which could adversely affect the Company's profitability if not offset by a corresponding increase in rates. The Company has begun to experience the effects of fuel and driver wage increases and is seeking to recover such charges through rate increases and customer surcharges. By increasing its rates and imposing fuel surcharges, the Company could lose customers who are unwilling to pay the increases.

         The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth. If the resale value of the Company's revenue equipment were to decline, the Company could be forced to retain some of its equipment longer, with a resulting increase in operating expenses for maintenance and repairs. Current developments in the tractor resale market indicate a large supply of used tractors on the market and the Company may be unable to obtain as favorable terms on tractors the Company sells or exchanges for new equipment.

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

         Recent increases in interest rates may result in increased borrowing costs for the Company, for example, for borrowings used to acquire new revenue equipment. Such increased borrowing costs could adversely affect the Company's earnings if such costs are not offset by rate increases.

         Currently,   a  significant   portion  of  the  Company's  business  is
concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a more significant portion of its revenues from markets in the Texas and Louisiana regions and the Midwest and on the East Coast in the near future, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Business -- Operations and Marketing and Customers," above.

         The Company has established operations near Houston, Texas to provide dedicated services to one of its larger customers and to commence regional service in the Texas and Louisiana regions and has initiated operations in Indianapolis, Indiana and Charlotte, North Carolina to access markets in the Midwest and on the East Coast. These operations will require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in the Company's operations near Houston, Texas, in Indianapolis, Indiana or Charlotte, North Carolina slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its Western United States markets. There can be no assurance that the Company's regional operating strategy, as employed in the Western United States, can be duplicated successfully in the Midwest or the East Coast and in the South East or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

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

         The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. During 1999 interest rates rose and may continue to do so. In the opinion of management, an increase in short-term interest rates could have an adverse effect on the Company's financial condition, if interest expenses is not offset by rate increases or other items. The Company has not issued corporate debt instruments.

         The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix, Arizona facility which enable it to purchase fuel at "rack" prices, saving pumping charges. The Company purchases fuel as inventory in advance and such purchases may over the short term level out the effect of significant changes in the price of fuel. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to customers through rate increases, such increases could adversely affect the Company's financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1999, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages F-1 through F-16, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2000 Annual Meeting of Shareholders to be held May 10, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2000 Annual Meeting of Shareholders to be held May 10, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2000 Annual Meeting of Shareholders to be held May 10, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2000 Annual Meeting of Shareholders to be held May 10, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-16, below.

     1.   Consolidated Financial Statements:

          KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

          Report of Arthur Andersen LLP, Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

     2.   Consolidated  Financial  Statement Schedule 2, required to be filed by
          Item 8 and Paragraph (d) of Item 14:

               Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     3.   Exhibits:

               The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (c), below, and at the Exhibit Index beginning at page 24.

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

Exhibit
Number                               Description
------                               -----------
10.4.2* Credit Agreement and Revolving Line of Credit Note each dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior revolving line of credit facilities)

10.4.3* Term Note dated November 24, 1999 between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facility)

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

10.10 Asset Purchase Agreement dated March 13, 1999, by and among Knight Transportation, Inc., Knight Acquisition Corporation, Action Delivery Service, Inc., Action Warehouse Services, Inc. and Bobby R. Ellis. (Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 25, 1999.)

10.11*   Master Equipment Lease Agreement dated as of October 28, 1998,  between
         Knight  Transportation   Midwest,   Inc.,  formerly  known  as  "Knight
         Transportation Indianapolis, Inc." and Quad-K Leasing, Inc.

10.12*   Consulting   Agreement  dated  as  of  March  1,  2000  between  Knight
         Transportation, Inc. and LRK Management, L.L.C.

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company's report on Form 10-K for the period ending December 31, 1995.)

23*      Consent of Arthur Andersen LLP

27*      Financial Data Schedule

----------
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KNIGHT TRANSPORTATION, INC.

                                           By: /s/ Kevin P. Knight,
                                               ---------------------------------
                                               Kevin P. Knight,
Date: March 28, 2000.                          Chairman of the Board
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature and Title                                              Date
      -------------------                                              ----

/s/ Randy Knight                                                  March 28, 2000
--------------------------------------------
Randy Knight
Director


/s/ Kevin P. Knight                                               March 28, 2000
--------------------------------------------
Kevin P. Knight
Chairman of the Board, Chief Executive
Officer, Director


/s/ Gary J. Knight                                                March 27, 2000
--------------------------------------------
Gary J. Knight
President, Director


/s/ Keith T. Knight                                               March 28, 2000
--------------------------------------------
Keith T. Knight
Executive Vice President, Director


/s/ Clark A. Jenkins                                              March 28, 2000
--------------------------------------------
Clark A. Jenkins
Chief Financial Officer, Secretary, Director
Executive Vice President, Finance


/s/ Donald A. Bliss                                               March 27, 2000
--------------------------------------------
Donald A. Bliss
Director


/s/ G.D. Madden                                                   March 28, 2000
--------------------------------------------
G.D. Madden
Director


/s/ Mark Scudder                                                  March 28, 2000
--------------------------------------------
Mark Scudder
Director

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants.................................... F-1

Consolidated Balance Sheets as of December 31, 1998 and 1998................ F-2

Consolidated Statements of Income for the Years Ended
    December 31, 1999, 1998 and 1997........................................ F-3

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1999, 1998 and 1997........................................ F-4

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997........................................ F-5

Notes to Consolidated Financial Statements.................................. F-6
Report of Independent Public Accountants.................................... S-1

Schedule II - Valuation and Qualifying Accounts and Reserves
    For the Years Ended December 31, 1999, 1998 and 1997.................... S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Knight Transportation, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) AND SUBSIDIARIES (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   January 18, 2000.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 1999 and 1998


ASSETS
                                                              1999             1998
                                                         -------------     -------------
CURRENT ASSETS:
 Cash and cash equivalents                               $   3,294,827     $     124,188
 Trade receivables, net of allowance for doubtful
   accounts of approximately $688,432 and $662,700,
   respectively                                             25,192,447        18,248,984
 Notes receivable, net                                       1,558,950           561,608
 Inventories and supplies                                      589,827         1,329,329
 Prepaid expenses                                            1,570,023         1,617,900
 Deferred tax assets                                         2,678,218         2,740,200
                                                         -------------     -------------
       Total current assets                                 34,884,292        24,622,209
                                                         -------------     -------------
PROPERTY AND EQUIPMENT:
 Land and improvements                                       6,123,958         6,037,741
 Buildings and improvements                                  6,241,858         5,970,919
 Furniture and fixtures                                      3,909,744         3,169,514
 Shop and service equipment                                  1,292,536         1,217,370
 Revenue equipment                                         127,265,376        93,672,070
 Leasehold improvements                                        516,411           469,037
                                                         -------------     -------------
                                                           145,349,883       110,536,651
 Less:  accumulated depreciation                           (32,150,943)      (25,964,744)
                                                         -------------     -------------
PROPERTY AND EQUIPMENT, net                                113,198,940        84,571,907
                                                         -------------     -------------
NOTES RECEIVABLE                                             8,425,019         2,846,008
                                                         -------------     -------------
OTHER ASSETS, net                                            8,036,333         4,918,096
                                                         -------------     -------------
                                                         $ 164,544,584     $ 116,958,220
                                                         =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                        $   8,133,119     $   7,143,476
 Accrued liabilities                                         3,450,147         4,967,370
 Current portion of long-term debt                           2,733,688         1,791,981
 Line of credit                                             29,036,970         3,500,000
 Claims accrual                                              4,639,993         3,724,385
                                                         -------------     -------------
       Total current liabilities                            47,993,917        21,127,212

LONG-TERM DEBT, net of current portion                      11,735,651         7,919,647

DEFERRED TAX LIABILITIES                                    22,001,375        17,012,285
                                                         -------------     -------------
                                                            81,730,943        46,059,144
                                                         -------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 50,000,000
   shares authorized                                                --                --
 Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,115,955 and 14,981,482 shares
   issued at December 31, 1999 and 1998; 14,619,155
   and 14,981,482 shares outstanding at December 31, 1999
   and 1998 14,981,482 shares outstanding at
   December 31, 1998                                           151,160           149,814
 Additional paid-in capital                                 27,025,315        24,762,014
 Retained earnings                                          61,451,148        45,987,248
 Less - treasury stock, at cost (496,800 shares)            (5,813,982)               --
                                                         -------------     -------------
       Total shareholders' equity                           82,813,641        70,899,076
                                                         -------------     -------------
                                                         $ 164,544,584     $ 116,958,220
                                                         =============     =============

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998 and 1997


                                          1999              1998              1997
                                     -------------     -------------     -------------
OPERATING REVENUE                    $ 151,489,829     $ 125,030,245     $  99,428,693
                                     -------------     -------------     -------------
OPERATING EXPENSES:
 Salaries, wages and benefits           44,688,774        35,890,806        27,990,073
 Fuel                                   15,800,611        12,156,740        10,182,487
 Operations and maintenance              8,776,253         7,438,511         5,584,178
 Insurance and claims                    4,005,111         3,092,169         2,524,823
 Operating taxes and licenses            5,646,079         5,236,401         4,114,145
 Communications                          1,190,164           965,019           597,728
 Depreciation and amortization          14,179,613        12,446,438         9,560,569
 Purchased transportation               27,585,318        21,771,073        19,038,834
 Miscellaneous operating expenses        3,707,892         3,051,911         2,355,504
                                     -------------     -------------     -------------
                                       125,579,815       102,049,068        81,948,341
                                     -------------     -------------     -------------
       Income from operations           25,910,014        22,981,177        17,480,352
                                     -------------     -------------     -------------
OTHER INCOME (EXPENSE):
 Interest income                           901,332           160,228            49,747
 Interest expense                       (1,197,446)         (419,263)          (67,576)
                                     -------------     -------------     -------------
                                          (296,114)         (259,035)          (17,829)
                                     -------------     -------------     -------------
       Income before income taxes       25,613,900        22,722,142        17,462,523

INCOME TAXES                           (10,150,000)       (9,376,000)       (7,211,000)
                                     -------------     -------------     -------------
       Net income                    $  15,463,900     $  13,346,142     $  10,251,523
                                     =============     =============     =============
BASIC EARNINGS PER SHARE             $        1.03     $         .89     $         .69
                                     =============     =============     =============
DILUTED EARNINGS PER SHARE           $        1.02     $         .87     $         .68
                                     =============     =============     =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC                    14,990,159        14,968,967        14,875,746
                                     =============     =============     =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING - DILUTED                  15,232,555        15,262,865        15,150,510
                                     =============     =============     =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997

                                    Common Stock                                      Treasury Stock
                                ---------------------    Additional                ---------------------
                                  Shares                  Paid-in      Retained     Shares
                                  Issued      Amount      Capital      Earnings     Issued      Amount        Total
                                ----------   --------   -----------   -----------  -------   -----------   -----------
BALANCE, December 31, 1996      14,856,750   $148,567   $23,425,009   $22,389,583       --   $        --   $45,963,159
 Exercise of stock options          67,078        670       572,333            --       --            --       573,003
 Issuance of 594 shares of
  common stock (Note 8)                594          6        10,044            --       --            --        10,050
 Early disposition of
  incentive stock options               --         --       135,954            --       --            --       135,954
 Net income                             --         --            --    10,251,523       --            --    10,251,523
                                ----------   --------   -----------   -----------  -------   -----------   -----------

BALANCE, December 31, 1997      14,924,422    149,243    24,143,340    32,641,106       --            --    56,933,689
 Exercise of stock options          56,100        561       484,137            --       --            --       484,698
 Issuance of 960 shares of
  common stock (Note 8)                960         10        17,489            --       --            --        17,499
 Early disposition of
  incentive stock options               --         --       117,048            --       --            --       117,048
 Net income                             --         --            --    13,346,142       --            --    13,346,142
                                ----------   --------   -----------   -----------  -------   -----------   -----------

BALANCE, December 31, 1998      14,981,482    149,814    24,762,014    45,987,248       --            --    70,899,076
 Exercise of stock options          36,400        365       322,643            --       --            --       323,008
 Issuance of shares for
  business acquisition (Note 3)     97,561        976     1,831,951            --       --            --     1,832,927
 Issuance of 512 shares of
  common stock (Note 8)                512          5         9,995            --       --            --        10,000
 Early disposition of
  incentive stock options               --         --        98,712            --       --            --        98,712
 Purchase of treasury
  stock, at cost                        --         --            --            --  496,800    (5,813,982)   (5,813,982)
 Net income                             --         --            --    15,463,900       --            --    15,463,900
                                ----------   --------   -----------   -----------  -------   -----------   -----------

BALANCE, December 31, 1999      15,115,955   $151,160   $27,025,315   $61,451,148  496,800   $(5,813,982)  $82,813,641
                                ==========   ========   ===========   ===========  =======   ===========   ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

                                                           1999            1998            1997
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 15,463,900    $ 13,346,142    $ 10,251,523
 Adjustments to reconcile net income to
   net cash provided by operating activities-
   Depreciation and amortization                         14,179,613      12,446,438       9,560,569
   Non-cash compensation expense for issuance
    of common stock to certain members of
    board of directors                                       10,000          17,499          10,050
   Provision for allowance for doubtful accounts            320,610         205,100         139,600
   Deferred income taxes, net                             5,051,072       3,694,800       3,470,127
   Changes in assets and liabilities:
     Increase in trade receivables                       (6,857,572)     (6,519,721)     (1,659,831)
     Increase in notes receivable                        (6,576,353)     (3,407,616)             --
     Decrease (increase) in inventories and supplies        778,426        (927,253)        (73,251)
     Decrease (increase) in prepaid expenses                 80,769        (923,466)       (185,349)
     (Increase) decrease in other assets                 (1,640,016)      1,099,346        (195,811)
     (Decrease) increase in accounts payable             (1,086,359)      2,828,741       1,069,469
     (Decrease) increase in accrued liabilities
       and claims accrual                                  (798,411)      2,399,022       1,218,964
                                                       ------------    ------------    ------------
        Net cash provided by operating activities        18,925,679      24,259,032      23,606,060
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net               (37,273,468)    (29,326,223)    (23,548,158)
 Investment in communications company                      (879,000)     (4,000,000)             --
 Investment in other companies                             (250,000)       (250,000)             --
 Cash received from business acquired                        64,501              --              --
                                                       ------------    ------------    ------------
        Net cash used in investing activities           (38,337,967)    (33,576,223)    (23,548,158)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on line of credit, net                       25,536,970       1,500,000       2,000,000
 Borrowings of long-term debt                             6,645,895      10,000,000              --
 Payments of long-term debt                              (1,888,184)       (302,543)       (433,511)
 Payments of accounts payable - equipment                (2,220,780)     (2,753,115)     (2,929,800)
 Purchase of treasury stock, at cost                     (5,813,982)             --              --
 Proceeds from exercise of stock options                    323,008         484,698         573,003
                                                       ------------    ------------    ------------
        Net cash provided by (used in)
         financing activities                            22,582,927       8,929,040        (790,308)
                                                       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,170,639        (388,151)       (732,406)

CASH AND CASH EQUIVALENTS, beginning of year                124,188         512,339       1,244,745
                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                 $  3,294,827    $    124,188    $    512,339
                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURES:
 Noncash investing and financing transactions:
  Equipment acquired by accounts payable               $  4,261,659    $  2,220,780    $  2,753,115
  Issuance of common stock to certain members
   of board of directors                                     10,000          17,499          10,050
  Early disposition of incentive stock options               98,712         117,048         135,954

 Cash flow information:
   Income taxes paid                                   $  6,002,000    $  4,898,131    $  3,945,579
   Interest paid                                          1,117,787         372,009          69,161

                     The accompanying notes are an integral
                part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS

Knight Transportation, Inc. and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has its operations in Katy, Texas and Indianapolis, Indiana. During 1999, the Company expanded its operations by opening new facilities in Charlotte, North Carolina and Salt Lake City, Utah. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities.

The Company continues to develop its owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method of obtaining additional revenue equipment. The Company had 281 and 231 owner-operators at December 31, 1999 and 1998, respectively. This represents approximately 23% and 25% of the Company's tractor fleet at December 31, 1999 and 1998, respectively.

     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc., Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., Knight Transportation Midwest, Inc., KTeCom, L.L.C. and Knight Transportation South Central Ltd. Partnership. All material intercompany items and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS - Certain reclassifications have been made to the December 31, 1998 and 1997 consolidated financial statements to conform with the December 31, 1999 presentation.

CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

NOTES RECEIVABLE - Included in notes receivable are amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in monthly installments, including principal and interest, over periods generally ranging from three to five years.

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

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 1999, 1998 and 1997, repairs and maintenance expense totaled approximately $4,240,000, $3,446,000, and $2,442,000, respectively and is included in operations and maintenance expense in the accompanying consolidated statements of income.

Revenue equipment is depreciated to salvage values of 15% to 30% for all tractors. Trailers are depreciated to salvage values of 10% to 40%. The Company periodically reviews and adjusts its estimates related to useful lives and salvage values for revenue equipment.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

OTHER ASSETS - Included in other assets is an investment in a company with advanced communications technology which the Company began utilizing in 1999. This investment has been recorded at a cost of $4,879,000 and represents less than a 20% ownership interest at December 31, 1999. Also included in other assets is an investment in a logistics company and an Internet trucking parts company, both of which have been recorded at a cost of $250,000 each and represent less than a 20% ownership interest at December 31, 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the recoverability of long-lived assets, including equipment, leasehold improvements, goodwill and purchased contracts, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows (using a discount rate reflecting the Company's average cost of funds) compared to the carrying value of those assets.

Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be recovered over the period of benefit.

REVENUE RECOGNITION - The Company's typical customer delivery is completed one day after pickup. The Company recognizes operating revenues when the freight is picked up for delivery and accrues the estimated direct costs to complete the delivery. This method of revenue recognition is not materially different from recognizing revenue based on completion of delivery as the hauls are primarily short-term, usually 2 to 3 days.

INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion (APB) No. 25, under which no compensation cost is recognized. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 requiring companies that account for stock-based compensation as prescribed by APB No. 25 to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted and certain disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

FINANCIAL INSTRUMENTS - The Company's financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, accounts receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes receivable and notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 1999, 1998 and 1997, represent 16%, 15% and 17% of operating revenues, respectively. The single largest customer's revenues represent approximately 7%, 6%, and 8% of operating revenues for the years 1999, 1998 and 1997, respectively.

RECAPITALIZATION AND STOCK SPLIT - On April 22, 1998, the Company's Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock dividend was paid on May 18, 1998, to stockholders of record as of the close of business on May 1, 1998.

This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock split.

EARNINGS PER SHARE - In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which supersedes APB No. 15, EARNINGS PER SHARE, the previous authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. All prior period EPS data presented has been restated.

A reconciliation of the numerators (net income) and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for 1999, 1998 and 1997, is as follows:

                              1999                                 1998                                1997
               -----------------------------------  ----------------------------------  ---------------------------------
               Net Income      Shares     Per Share Net Income     Shares     Per Share Net Income     Shares    Per Share
               (numerator)  (denominator)   Amount  (numerator) (denominator)   Amount  (numerator) (denominator)  Amount
               -----------  -------------   ------  ----------- -------------   ------  -----------  ------------  ------
Basic EPS      $15,463,900   14,990,159     $1.03   $13,346,142  14,968,967      $ .89  $10,251,523   14,875,746    $ .69
                                            =====                                =====                              =====
Effect of
stock options           --      242,396                      --     293,898                      --      274,764
               -----------   ----------             -----------  ----------             -----------   ----------
Diluted EPS    $15,463,900   15,232,555     $1.02   $13,346,142  15,262,865      $ .87  $10,251,523   15,150,510    $ .68
               ===========   ==========     =====   ===========  ==========      =====  ===========   ==========    =====

SEGMENT  INFORMATION  - In January  1998,  the  Company  adopted  SFAS No.  131,
DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

Although the Company has six operating segments, it has determined that it has one reportable segment. Five of the segments are managed based on the regions of the United States in which each operates; each segment has similar economic characteristics. Each of the five regional operating segments provides short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No.
131. As a result, the Company has determined that it is appropriate to aggregate its operating segments into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

On January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred.

SOP 98-5 is  effective  for fiscal  years  beginning  after  December  15, 1998.
Application of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

(2) INCOME TAXES:

Income tax expense consists of the following:

                                          1999           1998           1997
                                      -----------    -----------    -----------
     Current income taxes:
       Federal                        $ 4,198,003    $ 4,464,200    $ 2,904,400
       State                              900,925      1,217,000        836,473
                                      -----------    -----------    -----------
                                        5,098,928      5,681,200      3,740,873
                                      -----------    -----------    -----------
     Deferred income taxes:
       Federal                          4,044,413      3,040,700      2,840,200
       State                            1,006,659        654,100        629,927
                                      -----------    -----------    -----------
                                        5,051,072      3,694,800      3,470,127
                                      -----------    -----------    -----------
                                      $10,150,000    $ 9,376,000    $ 7,211,000
                                      ===========    ===========    ===========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows:

                                          1999           1998           1997
                                      -----------    -----------    -----------
     Tax at the statutory rate (34%)  $ 8,708,726    $ 7,725,500    $ 5,937,300
     State income taxes, net
      of federal benefit                1,259,006      1,234,900        967,800
     Other                                182,268        415,600        305,900
                                      -----------    -----------    -----------
                                      $10,150,000    $ 9,376,000    $ 7,211,000
                                      ===========    ===========    ===========

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are as follows:

                                                        1999            1998
                                                     -----------    -----------
     Short-term deferred tax assets:
      Claims accrual                                 $ 1,981,998    $ 1,549,800
      Other                                              696,220      1,190,400
                                                     -----------    -----------
        Short-term deferred tax assets               $ 2,678,218    $ 2,740,200
                                                     ===========    ===========
     Long-term deferred tax liabilities:
      Property and equipment depreciation            $20,307,452    $16,314,885
      Prepaid expenses deducted for
       tax purposes                                    1,693,923        697,400
                                                     -----------    -----------
        Long-term deferred tax liabilities           $22,001,375    $17,012,285
                                                     ===========    ===========

(3) ACQUISITION:

The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 97,561 shares of its common stock. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements.

The aggregate purchase price of the acquisition consisted of the following:

     Common stock                                                $1,832,927
     Assumption of liabilities                                      330,631
                                                                 ----------
              Total                                              $2,163,558
                                                                 ==========

The fair value of the assets purchased has been allocated as follows:

     Cash                                                        $   64,501
     Accounts receivable                                            406,501
     Property and equipment                                       1,148,500
     Inventory                                                       38,924
     Prepaids                                                        32,892
     Other assets                                                   472,240
                                                                 ----------
              Total                                              $2,163,558
                                                                 ==========

The following unaudited pro forma information is not indicative of the actual results, which would have occurred had the acquisition been consummated at the beginning of such periods or of future consolidated operations of the Company. The unaudited pro forma financial information is based on the purchase method of accounting and reflects adjustments to eliminate nonrecurring expenses, to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the unaudited pro forma adjustments.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)

     Total revenues                               $152,394,294     $130,637,602
     Net income                                     15,529,922       13,229,995
      Basic earnings per share                            1.03              .88
      Diluted earnings per share                          1.02              .87
     Weighted average shares outstanding
      Basic                                         15,011,542       14,990,350
      Diluted                                       15,253,938       15,284,248

(4) LINE OF CREDIT AND LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                               1999             1998
                                                            -----------      -----------
   Note payable to financial  institution  with monthly
   principal and interest  payments of $192,558 through
   October 2003; the note is unsecured with interest at
   a fixed rate of 5.75%.                                   $ 7,919,648      $ 9,711,628

   Notes  payable to a  commercial  lender with monthly
   principal and interest  payments of $105,311 through
   October  2002,  and a final payment of $4,007,065 in
   November  2002.  The notes are  secured  by  certain
   revenue  equipment with interest rates from 6.95% to
   6.99%.                                                     6,549,691               --
                                                            -----------      -----------
                                                             14,469,339        9,711,628
     Less - current portion                                  (2,733,688)      (1,791,981)
                                                            -----------      -----------
                                                            $11,735,651      $ 7,919,647
                                                            ===========      ===========

Long-term debt maturities are as follows:

     2000                                                   $ 2,733,688
     2001                                                     2,908,682
     2002                                                     6,951,769
     2003                                                     1,875,200
                                                            -----------
                                                            $14,469,339
                                                            ===========

The Company has a $40,000,000 revolving line of credit (see Note 6) with principal due at maturity, July 2001, and interest payable monthly at two options (prime or LIBOR plus .625%). In management's opinion, the Company will have sufficient liquidity to pay off, or will be able to renew, its line of credit at maturity.

Under the terms of the line of credit, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management.

(5) COMMITMENTS AND CONTINGENCIES:

     PURCHASE COMMITMENTS

As of December 31, 1999, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $46,000,000 for delivery throughout 2000.

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

(6) CLAIMS ACCRUAL:

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

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liabilities in excess of the self insured amounts are collateralized by letters of credit totaling $2,300,000. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 4).

(7) RELATED PARTY TRANSACTIONS:

The Company leases approximately eight acres and facilities from a shareholder and director, (the Shareholder) under a five year lease, with an option to extend for two additional five-year terms. The lease terms include base rent of $4,828 per month for the initial three years of the lease, and increases of 3% on the third anniversary of the commencement date, the first day of each option term, and the third anniversary of the commencement date of each option term. In September 1997, the lease was amended to include additional acreage and the monthly payment was increased to approximately $5,923. In March 1999, the first renewal option was exercised and the monthly payment will increase to $6,100. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder was approximately $84,600, $75,000, $60,200 during 1999, 1998 and 1997, respectively.

The Company paid approximately $90,000, $90,000, and $80,000 for certain of its key employees' life insurance premiums during 1999, 1998, and 1997, respectively. A portion of the premiums paid are included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

During 1999, the Company purchased approximately $375,000 of communications equipment from the advanced communications technology company which it has an investment in.

During 1999, the Company paid approximately $13,000 for legal services to a firm whose member is also a member of the Company's Board of Directors.

As of July 31, 1999, the Company entered into a consulting agreement with a former employee and officer of the Company to provide services related to marketing and consulting and paid this former employee approximately $21,000 for the year ended December 31, 1999.

Total Warehousing, Inc. (Total), a company owned by a shareholder and director of the Company provided general warehousing services to the Company in the amount of approximately $9,400, $9,000, and $11,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(8) SHAREHOLDERS' EQUITY:

In August 1998, the Board of Directors authorized the repurchase from time to time of up to 500,000 shares of the Company's common stock on the open market or in negotiated transactions depending upon market conditions and other factors. In October 1999, the Board authorized the repurchase of an additional 500,000 shares of the Company's common stock in accordance with the same terms as the repurchase authorized in August 1998. During 1999, the Company purchased 496,800 shares under the repurchase program at a total cost of $5.8 million.

During 1997, all non-employee Board of Director members received their director fees of $2,500 each through the issuance of common stock in equivalent shares to each board member. The Company issued a total of 594 shares of common stock during 1997 to certain directors.

During 1998, certain non-employee Board of Director members received their director fees of $5,000 each through the issuance of common stock in equivalent shares to each board member. The Company issued a total of 960 shares of common stock during 1998 to certain directors.

During 1999, two non-employee Board of Director members received their director fees of $5,000 each through the issuance of common stock in equivalent shares to each board member. The Company issued a total of 512 shares of common stock during 1999 to certain directors.

(9) EMPLOYEE BENEFIT PLANS:

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

As permitted under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to account for stock transactions with employees and directors pursuant to the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the 1994 Plan been recorded consistent with SFAS No. 123, the Company's net income and EPS amounts would have been reduced to the following pro forma amounts for the years ended December 31:

                                       1999             1998            1997
                                    -----------     -----------     -----------
     Net income:
       As reported                  $15,463,900     $13,346,142     $10,251,523
       Pro forma                     15,094,132      13,154,007      10,140,346
     Earnings per share:
       As reported - Diluted EPS    $      1.02     $       .87     $       .68
       Pro forma - Diluted EPS              .99             .86             .67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997; risk free interest rate of 5.77%, expected life of six years, expected volatility of 42%, expected dividend rate of zero, and expected forfeitures of 15.68%. The following weighted average assumptions were used for grants in 1998; risk free interest rate of 5.75%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 23.36%. The following weighted average assumptions were used for grants in 1999; risk free interest rate of 6.87%, expected life of six years, expected volatility of 48.24%, expected dividend rate of zero, and expected forfeitures of 3.75%.

Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that had such options been considered.

                                                1999                  1998                1997
                                         ------------------    ------------------   ------------------
                                                   Weighted              Weighted             Weighted
                                                    Average              Average              Average
                                                   Exercise              Exercise             Exercise
                                         Options    Price      Options    Price     Options    Price
                                         -------    ------     -------    ------    -------    ------
     Outstanding at beginning of year    704,150    $11.69     791,396    $11.25   $540,000    $ 8.51
      Granted                            203,550     16.94      39,750     18.58    380,325     14.38
      Exercised                          (41,414)     8.84     (56,100)     8.47    (67,078)     8.53
      Forfeited                          (56,100)    14.61     (70,896)    13.49    (61,851)     9.43
                                         -------    ------    --------    ------   --------    ------
     Outstanding at end of year          810,186    $12.88     704,150    $11.69    791,396    $11.25
                                         =======    ======    ========    ======   ========    ======
     Exercisable at end of year          230,021    $ 8.30     129,129    $ 8.20     71,834    $ 8.06
                                         =======    ======    ========    ======   ========    ======
     Weighted average fair value of
      options granted during the period  $  9.68              $   9.65             $   7.08
                                         =======              ========             ========

Options outstanding at December 31, 1999, have exercise prices between $8.00 and $21.33. There are 302,511 options outstanding with exercise prices ranging from $8.00 to $9.25 with weighted average exercise prices of $8.42 and weighted average remaining contractual lives of 5.27 years. There are 507,675 options outstanding with exercise prices ranging from $9.26 to $21.33 with weighted average exercise prices of $15.54 and weighted average contractual lives of 7.77 years.

     401(k) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan, as amended in 1995, provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 1999, 1998 and 1997, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $105,000, $110,000 and $93,000 in 1999, 1998 and 1997,
respectively. The Company's matching contribution, included in accrued liabilities in the accompanying consolidated balance sheets, was approximately $150,000 and $125,000 at December 31, 1999 and 1998, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Knight Transportation, Inc. and Subsidiaries:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES (the Company) included in this Annual Report filed on Form 10-K and have issued our report thereon dated January 18, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  January 18, 2000.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying  Accounts and Reserves
For the Years Ended December 31, 1999, 1998 and 1997

                                         Balance at               Charged                     Balance at
                                         Beginning      Expense   to Other                       End
                                         of Period     Recorded   Accounts      Other         of Period
                                         ---------     --------   --------      -----         ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999          $ 662,700    $  219,759   $   --   $  (194,027) (1)  $  688,432
  Year ended December 31, 1998            457,600       366,000       --      (160,900) (1)     662,700
  Year ended December 31, 1997            318,080       192,000       --       (52,480) (1)     457,600

Allowance for doubtful notes receivable:
  Year ended December 31, 1999                 --       101,000       --            --          101,000
  Year ended December 31, 1998                 --            --       --            --               --
  Year ended December 31, 1997                 --            --       --            --               --

Insurance and claims reserves:
  Year ended December 31, 1999          3,724,385     3,632,994       --    (2,717,386) (2)   4,639,993
  Year ended December 31, 1998          3,463,322     2,998,459       --    (2,737,396) (2)   3,724,385
  Year ended December 31, 1997          3,040,672     2,242,418       --    (1,819,768) (2)   3,463,322

----------
(1) Writeoff of bad debts

(2) Cash paid for claims

                                   EXHIBITS TO

                           KNIGHT TRANSPORTATION, INC.

                                    FORM 10-K


                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

10.4.2* Credit Agreement and Revolving Line of Credit Note each dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior revolving line of credit facilities)

10.4.3* Term Note dated November 24, 1999 between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facility)

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

10.10 Asset Purchase Agreement dated March 13, 1999, by and among Knight Transportation, Inc., Knight Acquisition Corporation, Action Delivery Service, Inc., Action Warehouse Services, Inc. and Bobby R. Ellis. (Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 25, 1999.)

10.11*   Master Equipment Lease Agreement dated as of October 28, 1998,  between
         Knight  Transportation   Midwest,   Inc.,  formerly  known  as  "Knight
         Transportation Indianapolis, Inc." and Quad-K Leasing, Inc.

10.12*   Consulting   Agreement  dated  as  of  March  1,  2000  between  Knight
         Transportation, Inc. and LRK Management, L.L.C.

21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company's report on Form 10-K for the period ending December 31, 1995.)

23*      Consent of Arthur Andersen LLP

27*      Financial Data Schedule

----------
* Filed herewith.