Form 10-Q
period 2000-03-31
KNIGHT TRANSPORTATION INC
filed 2000-05-15
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 12, 2000 was 14,649,624 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999                                           1

        Consolidated Statements of Income for the Three Months
          Ended March 31, 2000 and March 31, 1999                         3

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and March 31, 1999                         4

        Notes to Consolidated Financial Statements                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       14

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                15

ITEM 2. CHANGES IN SECURITIES                                            15

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 5. OTHER INFORMATION                                                15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                               17

INDEX TO EXHIBITS                                                        19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                             March 31,             December 31,
                                               2000                   1999
                                           ------------            ------------
                                            (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $    199,467            $  3,294,827
  Accounts receivable, net                   29,723,994              25,192,447
  Notes receivable, net                       1,476,519               1,558,950
  Inventories and supplies                      602,911                 589,827
  Prepaid expenses                            4,307,577               1,570,023
  Deferred tax asset                          2,785,909               2,678,218
                                           ------------            ------------

      Total current assets                   39,096,377              34,884,292
                                           ------------            ------------
PROPERTY AND EQUIPMENT:
  Land and improvements                       7,327,461               6,123,958
  Buildings and improvements                  6,967,221               6,241,858
  Furniture and fixtures                      4,063,146               3,909,744
  Shop and service equipment                  1,221,793               1,292,536
  Revenue equipment                         138,379,642             127,265,376
  Leasehold improvements                        516,411                 516,411
                                           ------------            ------------
                                            158,475,674             145,349,883
  Less: Accumulated depreciation            (34,490,774)            (32,150,943)
                                           ------------            ------------
PROPERTY AND EQUIPMENT, net                 123,984,900             113,198,940
                                           ------------            ------------
NOTES RECEIVABLE - Long-term                  9,268,627               8,425,019
OTHER ASSETS                                  9,347,757               8,036,333
                                           ------------            ------------

                                           $181,697,661            $164,544,584
                                           ============            ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                                  March 31,              December 31,
                                                                    2000                    1999
                                                                -------------           -------------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $   9,987,382           $   8,133,119
 Accrued liabilities                                                5,778,013               3,450,147
 Claims accrual                                                     5,288,309               4,639,993
 Line of credit                                                    35,759,302              29,036,970
 Current portion of long-term debt                                  2,776,946               2,733,688
                                                                -------------           -------------

      Total current liabilities                                    59,589,952              47,993,917

LONG-TERM DEBT                                                     11,005,597              11,735,651
DEFERRED INCOME TAXES                                              24,221,436              22,001,375
                                                                -------------           -------------

      Total liabilities                                            94,816,985              81,730,943
                                                                -------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par value; 50,000,000 shares
   authorized none issued and outstanding                                  --                      --
 Common Stock, $0.01 par value; 100,000,000 shares
   authorized; 15,137,156 and 15,115,955 shares issued
   at March 31, 2000 and December 31, 1999; 14,647,549
   and 14,619,155 shares outstanding at March 31, 2000
   and December 31, 1999                                              151,371                 151,160
 Additional paid-in capital                                        27,219,374              27,025,315
 Retained earnings                                                 65,323,913              61,451,148
 Less - treasury stock, at cost (496,800 shares)                   (5,813,982)             (5,813,982)
                                                                -------------           -------------

      Total shareholders' equity                                   86,880,676              82,813,641
                                                                -------------           -------------

                                                                $ 181,697,661           $ 164,544,584
                                                                =============           =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31
                                                      -----------------------------------
                                                          2000                  1999
                                                      ------------           ------------
OPERATING REVENUE                                     $ 43,568,834           $ 33,522,165
                                                      ------------           ------------
OPERATING EXPENSES:
  Salaries, wages and benefits                          14,075,995              9,955,745
  Fuel                                                   5,434,797              3,058,053
  Operations and maintenance                             2,479,047              1,920,755
  Insurance and claims                                     723,314                947,562
  Operating taxes and licenses                           1,658,606              1,311,448
  Communications                                           309,470                287,901
  Depreciation and amortization                          4,152,982              3,438,604
  Purchased transportation                               6,813,472              5,923,488
  Miscellaneous operating expenses                       1,047,424                764,680
                                                      ------------           ------------
                                                        36,695,107             27,608,236
                                                      ------------           ------------

      Income from operations                             6,873,727              5,913,929
                                                      ------------           ------------
OTHER INCOME (EXPENSE):
  Interest income                                          287,423                131,920
  Interest expense                                        (788,385)              (207,103)
                                                      ------------           ------------

                                                          (500,962)               (75,183)
                                                      ------------           ------------

      Income before income taxes                         6,372,765              5,838,746

INCOME TAXES                                            (2,500,000)            (2,315,000)
                                                      ------------           ------------

      Net income                                      $  3,872,765           $  3,523,746
                                                      ============           ============
Net income per common share and common share
 equivalent:  Basic                                   $       0.26           $       0.23
                                                      ============           ============
              Diluted                                 $       0.26           $       0.23
                                                      ============           ============
Weighted average number of common shares and
 common share equivalents outstanding:
              Basic                                     14,629,175             15,014,262
                                                      ============           ============
              Diluted                                   14,818,505             15,316,844
                                                      ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Three Months Ended
                                                              March 31
                                                     --------------------------
                                                         2000          1999
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                           $  3,872,765   $ 3,523,745
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       4,152,982     3,438,604
    Provision for doubtful accounts                        57,491        54,002
    Deferred income taxes                               2,112,370     2,016,015
Changes in assets and liabilities, net of
  the effect of assets and liabilities acquired:
    Decrease (increase) in trade receivables           (4,589,036)      102,556
    Increase in notes receivable                         (761,177)     (304,391)
    Decrease (increase) in inventories and supplies       (13,084)       30,716
    Increase in prepaid expenses                       (2,737,554)   (2,612,884)
    Decrease (increase) in other assets                (1,313,927)      209,365
    Increase in accounts payable                        4,219,361       511,011
    (Decrease) increase in accrued liabilities
      and claims accrual                                2,976,181      (812,448)
                                                     ------------   -----------
        Net cash provided by operating Activities       7,976,372     6,156,291
                                                     ------------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net               (13,039,879)   (2,671,575)
                                                     ------------   -----------
        Net cash used in investing activities        $(13,039,879)  $(2,671,575)
                                                     ------------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                                      Three Months Ended
                                                                            March 31
                                                              ---------------------------------
                                                                  2000                 1999
                                                              -----------           -----------
CASH FLOW FROM FINANCING ACTIVITIES:

  Borrowing on line of credit, net                              6,722,332               500,000
  Repayments of debt, net                                        (686,796)             (440,080)
  Decrease in accounts payable - equipment                     (4,261,659)           (2,220,780)
  Proceeds from exercise of stock options                         194,270               170,358
                                                              -----------           -----------
      Net cash provided by (used in) financing activities       1,968,147            (1,990,502)
                                                              -----------           -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (3,095,360)            1,494,214

CASH AND CASH EQUIVALENTS, Beginning of period                  3,294,827               124,188
                                                              -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                      $   199,467           $ 1,618,402
                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Noncash investing and financing transactions:
    Equipment acquired by accounts payable                    $ 1,896,561           $ 4,435,718

  Cash paid during the period for:
    Income taxes                                              $   865,450           $   896,500
    Interest                                                      778,730               193,912

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

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The preparation of financial statements in accordance with (GAAP) requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Note 3. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999 is as follows:

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                      2000              1999
                                                   -----------       -----------
Weighted average common
  shares outstanding  - basic                       14,629,175        15,014,262

Effect of stock options                                189,330           302,582
                                                   -----------       -----------
Weighted average common share and common share
  equivalents outstanding - diluted                 14,818,505        15,316,844
                                                   ===========       ===========

Net income                                         $ 3,872,765       $ 3,523,746

Net income per common share and common share
 equivalent - Basic                                $       .26       $       .23
                                                   ===========       ===========
              Diluted                              $       .26       $       .23
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
                                                                     ======

Note 5. Segment Information

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which establishes revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

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

Note 6. Recently Adopted Accounting Pronouncements

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

Note 7. Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

Note 8. Subsequent Events

Acquisition

In April 2000, the Company acquired 100% of the issued and outstanding common stock of a Mississippi based trucking company. The purchase price consisted of primarily of $4,000,000 cash and 228,788 shares of Knight Transportation, Inc common stock.

Operating Lease

In April 2000, the Company entered into an operating lease for financing approximately $6.7 million of revenue equipment. Terms of the lease call for monthly payments of varying amounts through April 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believes," "may," "likely," "expects," "anticipates'" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Company's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company's operating revenue for the three months ended March 31, 2000, increased by 30.0% to $43.6 million from $33.5 million during the same period in 1999. The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including approximately 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Service, Inc. and Action Warehouse Services, Inc. and an increase in the Company's independent contractor fleet. The Company's fleet increased by 33.4% to 1,297 tractors (including 259 owned by independent contractors) as of March 31, 2000, from 972 tractors (including 253 owned by independent contractors) as of March 31, 1999. The Company's revenue per mile remained consistent at $1.24 per mile for the three months ended March 31, 2000 and 1999.

Salaries, wages and benefits increased as a percentage of operating revenue to 32.3% for the three months ended March 31, 2000, from 29.7% for the same period in 1999. This increase was primarily the result of market adjustments implemented in the driver payroll rate structure during in the three months ended March 31, 2000 compared to the same period in 1999. This increase was also due to the increase in the ratio of Company drivers to independent contractors. As of March 31, 2000, 80% of the Company's fleet was operated by Company drivers, compared to 74% at March 31, 1999. For Company drivers, the Company records accruals for worker's compensation benefits as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense increased as a percentage of operating revenue to 12.5% for the three months ended March 31, 2000, from 9.1% for the same period in 1999. This increase was primarily the result of higher fuel costs per gallon.

Operations and maintenance expense remained consistent as a percentage of operating revenue at 5.7% for the three months ended March 31, 2000 and 1999.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense decreased as a percentage of operating revenue to 1.7% for the three months ended March 31, 2000, from 2.8% for the same period in 1999. This decrease reflects the effect of the changes in frequency and severity of claims activity during these periods.

For the three months ended March 31, 2000, operating taxes and licenses as a percentage of operating revenue decreased to 3.8% from 3.9% for the same period in 1999. The decrease was due to an increase in miles driven in states with lower tax rates for the three months ended March 31, 2000 compared to the same period in 1999.

Communications expense as a percentage of operating revenue for the three months ended March 31, 2000, was relatively consistent with same period in 1999.

Depreciation and amortization expense as a percentage of operating revenue decreased to 9.5% for the three months ended March 31, 2000 compared to 10.3% for the same period in 1999. This decrease resulted from adjustments to residual value estimates on certain equipment during the period ended March 31, 2000, compared to the same period in 1999.

Purchased transportation decreased as a percentage of operating revenue to 15.6% for the three months ended March 31, 2000, from 17.7% for the same period in 1999. This decrease was due the decrease in the ratio of independent contractors to company drivers to 20% as of March 31, 2000, from 26% as of March 31, 1999. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were relatively consistent for the three months ending March 31, 2000 compared to the same period in 1999.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the three months ended March 31, 2000, increased to 84.2% from 82.3% for the same period in 1999.

For the three months ended March 31, 2000, net interest expense increased to 1.1% as a percentage of operating revenue compared to 0.2% for the same period in 1999. This increase was primarily a result of the purchase of revenue equipment financed by long-term debt and the Company's revolving line of credit.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 8.9% for the three months ended March 31, 2000, compared to 10.5% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, the Company's line of credit, and term loans. Net cash provided by operating activities was approximately $8.0 million for the first three months of 2000, compared to $6.2 million for the corresponding period in 1999. Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $14.9 million for the first three months of 2000 compared to $7.1 million for the same period in 1999. This increase in capital expenditures during the first three months of 2000 was the result of the Company expanding its fleet.

Net cash provided by financing activities and direct financing was approximately $2.0 million for the first three months of 2000 compared to net cash used in financing activities of approximately $2.0 million for the same period in 1999. Net cash provided by financing activities during the first three months of 2000 was the result of the Company borrowing cash to fund the expansion of its fleet.

The Company has a $40 million revolving line of credit with its lender and uses that line to finance the acquisition of revenue equipment and other corporate purposes to the extent the Company's need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate ("LIBOR") plus an adjustment factor, or the prime rate. At March 31, 2000, the Company had $35.8 million in borrowings under its revolving line of credit. The line expires in July 2001. Management believes the Company will be able to renew or renegotiate its line of credit on terms at least as favorable as the current terms on the line of credit, subject to adjustments for any interest rate increases.

In October, 1998, the Company entered into a $10 million long-term unsecured Promissory Note with its lender, which will mature in 60 months. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $7,458,739 as of March 31, 2000, with $1,926,548 due in the next 12 months.

During 1999 the Company entered into notes payable agreements with a commercial lender which will mature in November 2002. The notes are secured by certain revenue equipment with interest rates from 6.95% to 6.99%. The notes had outstanding balances totaling $6,323,804 at March 31, 2000, with $850,398 due in the next 12 months.

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

SEASONALITY

In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

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

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999 the Company began to experience increases in fuel prices, as a result of conditions in the petroleum industry. The Company has also begun to experience some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2000 and may effect the Company's operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses.

YEAR 2000 ISSUE

For the three months ended March 31, 2000 the "Year 2000 issue" did not present any significant operational problems for the Company and did not materially effect the Company's relationships with customers, vendors, and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company implemented various modifications to ensure that its computer equipment and software will functioned properly in the Year 2000 and beyond. For this purpose, the term "computer equipment and software" includes systems commonly referred to as information technology systems ("IT systems"), such as data processing, dispatch, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT systems, such as fax machines, heating and air conditioning systems, and other miscellaneous systems. The Company contacted significant vendors, service providers, and customers, particularly those with whom electronic data information ("EDI") transactions are exchanged, to resolve any Year 2000 related issues.

All internal and external costs associated with the Company's Year 2000 compliance activities are expensed as incurred. The Company believes that the costs of addressing the Year 2000 issue did not have a material impact on its financial position or results of operations.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Factors that may affect the Company's future results are described at page 18 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999. See Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results.

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

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in interest rates could have a material effect on the Company's financial condition if the Company's debt levels increase and if interest rate increases are not offset by freight rate increases or other items. The Company seeks to manage its interest rate exposure by managing the amount of indebtedness the Company incurs. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its Phoenix facility that enable it to purchase fuel at "rack" prices, thereby saving pumping charges. In the ordinary course of business, the Company purchases fuel in bulk quantities, which it maintains in inventory. These purchases are not designed as hedging transactions. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's financial position or results of operations.

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

     Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 2000.)

     Exhibit 27          Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: May 12, 2000                      By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: May 12, 2000                      By: /s/ Clark Jenkins
                                            ------------------------------------
                                            Clark Jenkins
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-24946

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

Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 2000.)

Exhibit 27          Financial Data Schedule

(1)  The  page  numbers  where  exhibits  (other  than  those   incorporated  by
     reference) may be found are indicated only on the manually signed report.