Form 10-Q
period 2000-06-30
KNIGHT TRANSPORTATION INC
filed 2000-08-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 11, 2000 was 14,940,897 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30, 2000
            And December 31, 1999                                         1

          Consolidated Statements of Income for the Three Months
            And Six Months Ended June 30, 2000 and June 30, 1999          3

          Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and June 30, 1999                         4

          Notes to Consolidated Financial Statements                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK        15

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              15

ITEM 2.   CHANGES IN SECURITIES                                          16

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 5.   OTHER INFORMATION                                              16

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                               18

INDEX TO EXHIBITS                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                               June 30, 2000   December 31, 1999
                                               -------------     -------------
                                                (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                   $   1,913,084     $   3,294,827
   Accounts receivable, net                       34,165,338        25,192,447
   Notes receivable                                  206,582         1,558,950
   Inventories and supplies                          744,537           589,827
   Prepaid expenses                                5,497,941         1,570,023
   Deferred tax asset                              3,027,213         2,678,218
                                               -------------     -------------

         Total current assets                     45,554,695        34,884,292
                                               -------------     -------------
PROPERTY AND EQUIPMENT:
   Land and improvements                           9,316,289         6,123,958
   Buildings and improvements                      9,072,959         6,241,858
   Furniture and fixtures                          4,921,310         3,909,744
   Shop and service equipment                      1,275,637         1,292,536
   Revenue equipment                             152,118,196       127,265,376
     Leasehold improvements                          523,136           516,411
                                               -------------     -------------
                                                 177,227,527       145,349,883

   Less: Accumulated depreciation                (38,041,694)      (32,150,943)
                                               -------------     -------------

PROPERTY AND EQUIPMENT, net                      139,185,833       113,198,940
                                               -------------     -------------

NOTES RECEIVABLE - long-term                       1,105,194         8,425,019
                                               -------------     -------------

OTHER ASSETS                                      14,736,645         8,036,333
                                               -------------     -------------

                                               $ 200,582,367     $ 164,544,584
                                               =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                               June 30, 2000    December 31, 1999
                                                               -------------    -----------------
                                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $   4,598,874      $   8,133,119
   Accrued liabilities                                             6,019,897          3,450,147
   Claims accrual                                                  5,504,619          4,639,993
   Line of credit                                                 38,624,391         29,036,970
   Current portion of long-term debt                               5,765,284          2,733,688
                                                               -------------      -------------
   Total current liabilities                                      60,513,065         47,993,917

LONG - TERM DEBT, less current portion                            17,788,913         11,735,651
DEFERRED INCOME TAXES                                             27,365,379         22,001,375
                                                               -------------      -------------

   Total liabilities                                             105,667,357         81,730,943
                                                               -------------      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; authorized
    50,000,000 shares, none issued and outstanding                        --                 --
   Common stock, $0.01 par value; authorized
    100,000,000 shares; issued and outstanding 15,191,956
    and 15,115,955 shares respectively                               151,919            151,160
   Additional paid-in capital                                     27,979,936         27,025,315
   Retained earnings                                              69,919,663         61,451,148
   Less treasury stock, at cost (268,012
    shares at June 30, 2000 and 496,800 shares at
    December 31, 1999)                                            (3,136,508)        (5,813,982)
                                                               -------------      -------------

   Total shareholders' equity                                     94,915,010         82,813,641
                                                               -------------      -------------

                                                               $ 200,582,367      $ 164,544,584
                                                               =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           Three Months Ended               Six Months Ended
                                                June 30                         June 30
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
OPERATING REVENUE                     $ 51,675,992    $ 36,694,364    $ 95,244,826    $ 70,216,529
                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Salaries, wages and benefits         17,493,054      10,725,756      31,569,049      20,681,501
   Fuel                                  6,504,375       3,610,806      11,939,172       6,668,859
   Operations and maintenance            2,767,002       2,142,449       5,162,152       4,063,204
   Insurance and claims                  1,239,795         837,434       1,963,109       1,784,996
   Operating taxes and licenses          1,931,820       1,261,430       3,590,426       2,572,878
   Communications                          402,657         319,731         712,364         607,632
   Depreciation and amortization         4,802,468       3,643,186       8,955,449       7,081,790
   Lease expense - revenue equipment       811,719              --         895,616              --
   Purchased transportation              6,279,514       6,810,158      13,092,985      12,733,646
   Miscellaneous operating expenses      1,371,673         863,710       2,418,861       1,628,390
                                      ------------    ------------    ------------    ------------
                                        43,604,077      30,214,660      80,299,183      57,822,896
                                      ------------    ------------    ------------    ------------

       Income from operations            8,071,915       6,479,704      14,945,643      12,393,633
                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                         323,873         197,328         611,296         329,248
   Interest expense                     (1,120,038)       (223,888)     (1,908,424)       (430,991)
                                      ------------    ------------    ------------    ------------
                                          (796,165)        (26,560)     (1,297,128)       (101,743)
                                      ------------    ------------    ------------    ------------

       Income before taxes               7,275,750       6,453,144      13,648,515      12,291,890

INCOME TAXES                            (2,680,000)     (2,560,000)     (5,180,000)     (4,875,000)
                                      ------------    ------------    ------------    ------------

       Net income                     $  4,595,750    $  3,893,144    $  8,468,515    $  7,416,890
                                      ============    ============    ============    ============
Net income per common share and
common share equivalent:
   Basic                              $       0.31    $       0.26    $       0.58    $       0.49
                                      ============    ============    ============    ============
   Diluted                            $       0.31    $       0.25    $       0.57    $       0.48
                                      ============    ============    ============    ============
Weighted average number of common
shares and common share equivalents
outstanding:
   Basic                                14,658,811      15,100,123      14,644,283      15,051,943
                                      ============    ============    ============    ============
   Diluted                              15,012,386      15,407,054      14,916,112      15,359,352
                                      ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Six Months Ended
                                                                             June 30
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                        $  8,468,515    $  7,416,890
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                      8,955,449       7,081,790
   Allowance for doubtful accounts                                      161,134         108,100
   Deferred income taxes                                              2,169,846       2,463,460
   Valuation allowance - notes receivable                               635,902              --
 Changes in assets and liabilities, net of businesses acquired:
   Increase in trade receivables                                     (4,774,105)     (3,736,284)
   Increase in notes receivable                                      (2,054,875)             --
   Decrease (increase) in inventories and supplies                     (103,116)        553,644
   Increase in prepaid expenses                                      (3,927,918)     (2,058,978)
   Increase in other assets                                          (4,766,525)       (119,839)
   Decrease in accounts payable                                        (156,174)     (1,514,974)
   Increase (decrease) in accrued liabilities and claims accrual      2,238,725        (276,652)
                                                                   ------------    ------------

   Net cash provided by operating activities                          6,846,858       9,917,157
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                            (20,457,798)    (11,560,374)
 Cash received from business acquired                                 2,528,420          64,501
                                                                   ------------    ------------

   Net cash used in investing activities                            (17,929,378)    (11,495,873)
                                                                   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                                 Six Months Ended
                                                                      June 30
                                                          -----------------------------
                                                             2000              1999
                                                          -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowing on line of credit, net                         9,587,421         4,861,650
   Proceeds from sale of notes receivable                  10,091,166                --
   Payments of long-term debt                              (6,671,531)         (883,681)
   Decrease in accounts payable - equipment                (4,261,659)       (2,220,780)
   Proceeds from exercise of stock options                    955,380           245,260
                                                          -----------       -----------
   Net cash provided by financing activities                9,700,777         2,002,449
                                                          -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (1,381,743)          423,733
CASH AND CASH EQUIVALENTS,
   Beginning of period                                      3,294,827           124,188
                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                  $ 1,913,084       $   547,921
                                                          ===========       ===========
SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing transactions:
   Equipment acquired by Accounts payable                 $        --       $ 3,660,692

  Cash Flow Information:
   Income taxes paid                                      $ 3,345,825       $ 4,004,259
   Interest paid                                            1,881,949           400,679

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc.; QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd.; and KTeCom, L.L.C.; and John Fayard Fast Freight, Inc. (hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

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

Note 2. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                               Three Months Ended                Six Months Ended
                                                     June 30                          June 30
                                          ----------------------------      ----------------------------
                                              2000            1999             2000             1999
                                          -----------      -----------      -----------      -----------
Weighted average common shares
 outstanding  - Basic                      14,658,811       15,100,123       14,644,283       15,051,943

Effect of stock options                       353,575          306,931          271,829          307,409
                                          -----------      -----------      -----------      -----------
Weighted average common share and
 common share equivalents outstanding -
 Diluted                                   15,012,386       15,407,054       14,916,112       15,359,352
                                          ===========      ===========      ===========      ===========

Net income                                $ 4,595,750      $ 3,893,144      $ 8,468,515      $ 7,416,890
                                          ===========      ===========      ===========      ===========
Net income per common share and common
 share equivalent
 Basic                                    $      0.31      $      0.26      $      0.58      $      0.49
                                          ===========      ===========      ===========      ===========
 Diluted                                  $      0.31      $      0.25      $      0.57      $      0.48
                                          ===========      ===========      ===========      ===========

Note 3. Acquisitions

The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with Accounting Principles Board ("APB") Opinion No. 16. In conjunction with the acquisition, the Company issued 97,561 shares of common stock.

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
                                                     =======

The Company acquired the stock of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB Opinion No. 16. In conjunction with the acquisition, the Company issued 228,788 shares of common stock from its treasury shares. These shares were valued at fair market value less a discount due the restricted nature of these shares. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon earnings may be necessary. This earn-out adjustment may be in the form of additional shares of the Company's common stock and/or cash.

The aggregate purchase price of the acquisition consisted of the following:

                                                      2000
                                                     -------
                                                 (in thousands)

     Cash                                            $ 3,686
     Common stock                                      2,949
     Assumption of liabilities                        20,830
                                                     -------
          Total                                      $27,465
                                                     =======

The fair value of the assets and liabilities purchased has been allocated as follows:

                                                      2000
                                                     -------
                                                 (in thousands)

     Cash                                            $ 2,528
     Accounts receivable                               4,360
     Property and equipment                           14,400
     Intangible assets                                 5,566
     Other assets                                        611
                                                     -------
          Total assets                               $27,465
                                                     =======

Note 4. Segment Information

In  January,  1998,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information, which establishes revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

Although the Company has seven operating segments, it has determined that it has one reportable segment. Six of the segments are managed based on similar economic characteristics. Each of the six regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

Note 5. Recently Adopted Accounting Pronouncements

In June, 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.
133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Subsequent to the issuance of SAB No. 101 the SEC staff elected to defer the required implementation date. The Company will be required to adopt SAB No. 101 during the fourth quarter of 2000. Management believes that the adoption of SAB No. 101 will not have a material impact on the Company's financial position or results of operations.

Note 6. Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believes," "may", "likely" "expects," "anticipates'" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Company's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company's operating revenue for the six months ended June 30, 2000, increased by 35.6% to $95.2 million from $70.2 million over the same period in 1999. For the three months ended June 30, 2000, operating revenue increased by 40.8% to $51.7 million from $36.7 million over the same period in 1999.

The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers. This was facilitated by the continued expansion of the Company's fleet, including approximately 225 tractors acquired in the April 19, 2000 acquisition of John Fayard Fast Freight, Inc., and approximately 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Services, Inc., and an increase in the Company's independent contractor fleet. The Company's fleet increased by 48.7% to 1,557 tractors (including 243 owned by independent contractors) as of June 30, 2000, from 1,047 tractors (including 272 owned by independent contractors) as of June 30, 1999.

Salaries, wages and benefits increased as a percentage of operating revenue to 33.1% for the six months ended June 30, 2000, from 29.5% for the same period in 1999. For the three months ended June 30, 2000, salaries, wages and benefits increased as a percentage of operating revenue to 33.9% from 29.2% for the same period in 1999. These increases were primarily the result of the increase in the ratio of company drivers to independent contractors. At March 31, 2000, 80% of the Company's fleet was operated by Company drivers, compared to 74% at March 31, 1999. At June 30, 2000, 84% of the Company's fleet was operated by Company drivers, compared to 74% at June 30, 1999. These increases were also due to adjustments implemented in the driver payroll rate structure for new drivers during the 2000 period compared to the 1999 period, which resulted in an approximate $0.02 per mile increase in payroll costs. For Company drivers, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense increased as a percentage of operating revenue to 12.5% for the six months ended June 30, 2000, from 9.5% for the same period in 1999. For the three months ended June 30, 2000, fuel expense as a percentage of operating revenue increased to 12.6% from 9.8% for the same period in 1999. This increase was primarily the result of recent higher fuel costs per gallon, as well as the increase in the ratio of Company vehicles to independent contractors.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.4% for the six months ended June 30, 2000 from 5.8% for the same period in 1999. For the three months ended June 30, 2000, operations and maintenance expense as a percentage of operating revenue decreased to 5.4% from 5.8% for the same period in 1999. These decreases were due to continued improvements in the Company's maintenance programs.

The Company's insurance program for medical, liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense decreased as a percentage of operating revenue to 2.1% for the six months ended June 30, 2000, from 2.5% for the same period in 1999. For the three months ended June 30, 2000, insurance and claims expense increased as a percentage of operating revenue to 2.4% from 2.3% for the same period in 1999. These variations reflect the effect of the changes in frequency and severity of claims activity during the period.

Operating taxes and licenses increased as a percentage of operating revenue to 3.8% for the six months ended June 30, 2000, from 3.7% for the same period in 1999. For the three months ended June 30, 2000, operating taxes and licenses as a percentage of operating revenue increased to 3.7% compared to 3.4% for the same period in 1999. These increases were due to the decrease in the number of independent contractors as a percentage of the Company's entire fleet to 16% as of June 30, 2000, from 26% as of June 30, 1999. Independent contractors are required to pay their own mileage taxes.

Communications expense as a percentage of operating revenue for both the six months and three months ended June 30, 2000 was slightly lower than the same periods in 1999.

Depreciation and amortization expense as a percentage of operating revenue decreased to 9.4% for the six month period ended June 30, 2000, from 10.1% for the same period in 1999. For the three months ended June 30, 2000, depreciation and amortization decreased as a percentage of operating revenue to 9.3% from 9.9% for the same period in 1999. These decreases were related to the increase in Lease Expense - Revenue Equipment which reflects expenses incurred for revenue equipment acquired under operating lease agreements. These decreases were also related to certain dedicated opportunities which do not require the use of certain Company revenue equipment. Lease Expense - Revenue Equipment as percentage of operating revenue was 0.9% for the six months ended June 30, 2000 compared to 0.0% for the same period in 1999. For the three months ended June 30, 2000 Lease Expense Revenue Equipment as a percentage of operating revenue was 1.6% compared to 0.0% for the same period in 1999. These increase reflect new operating lease agreements entered into.

Purchased transportation decreased as a percentage of operating revenue to 13.7% for the six months ended June 30, 2000, from 18.1% for the same period in 1999. For the three months ended June 30, 2000, purchased transportation as a percentage of operating revenue decreased to 12.2% from 18.6% for the same period in 1999. These decreases were due to the decrease in the ratio of independent contractors to company drivers to 16% as of June 30, 2000, from 26% as of June 30, 1999. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were slightly higher for the three and six months ending June 30, 2000 compared to the same periods in 1999. These increases were due to decreased utilization of the Company's fleet.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the six months ended June 30, 2000, increased to 84.3% from 82.4% for the same period in 1999. The Company's operating ratio for the three months ended June 30, 2000, increased to 84.4% from 82.3% for the same period in 1999. Management believes the increase in the operating ratio was mainly due to increased fuel costs.

For both the six months and three months ended June 30, 2000, net interest expense increased as a percentage of revenue compared to the same periods in 1999. These increases were primarily the result of the purchase of revenue equipment, stock repurchases, and the acquisition of John Fayard Fast Freight Inc., financed by long-term debt and the Company's revolving line of credit.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 8.9% for the three and six months ended June 30, 2000, compared to 10.6% for the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's lines of credit with its primary lender. Net cash provided by operating activities was approximately $6.8 million for the first six months of 2000, compared to $9.9 million for the corresponding period in 1999.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $20.5 million for the first six months of 2000 compared to $15.2 million for the same period in 1999.

Net cash provided by financing activities was approximately $9.7 million for the first six months of 2000 compared to net cash provided by financing activities of $2.0 million for the same period in 1999. Net cash financing activities during the first six months of 2000 was the result of the Company receiving cash for the sale of notes receivable.

The Company maintains lines of credit totaling $60 million with its lender and uses these lines to finance the acquisition of revenue equipment and other corporate uses to the extent the Company's need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its lines of credit.

The rate of interest on borrowings against the lines of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. Borrowings under the lines amounted to $38.6 million at June 30, 2000. The lines expire in July 2001. Management believes the Company will be able to renew or renegotiate its lines of credit on terms at least as favorable as the current terms on the lines of credit, subject to adjustments for any interest rate increases.

In October, 1998, the Company entered into a $10 million term loan with its primary lender which will mature in 60 months. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $6,984,474 as of June 30, 2000, with $1,955,098 due in the next 12 months.

During 1999 the Company entered into notes payable agreements with a commercial lender which will mature in November 2002. The notes are secured by certain revenue equipment with interest rates from 6.95% to 6.99%. The notes had outstanding balances totaling $6,120,570 at June 30, 2000, with $865,182 due in the next 12 months.

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

To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather conditions have not adversely affected the Company's business. The current expansion of the Company's operations into the Midwest, on the East Coast, and the Southeast regions, could expose the Company to greater operating variances due to seasonal weather.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999 the Company began to experience increases in fuel costs, as a result of conditions in the petroleum industry. The Company has also recently experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2000 and may affect the Company's operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and has been successful in implementing some fuel surcharges.

YEAR 2000

For the six months ended June 30, 2000 the "Year 2000 Issue" did not present any significant operational problems for the Company and did not materially effect the Company's relationships with customers, vendors, and others.

The Company implemented various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. All internal and external costs associated with the Company's Year 2000 compliance activities are expensed as incurred. The Company believes that the costs of addressing the Year 2000 did not have a material impact on its financial position or results of operations.

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

The Company is subject to interest rate risk, to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by carrying as little debt as possible. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates could have a material effect on the Company's financial condition if the Company's debt levels increase and if interest rates increases are not offset by freight rate increases or other items. The Company seeks to manage its interest rate exposure by managing the amount of indebtedness the Company incurs. Management does not foresee or expect any significant changes in exposure to interest rate fluctuations or in how that exposure is managed by the Company in the near future. The Company has not issued corporate debt instruments.

The Company is subject to commodity price risk with respect to purchases of fuel and tires. The Company has not used derivative financial instruments to manage these risks. The Company has installed fuel islands at its various locations that enable it to purchase fuel at "rack" prices, thereby saving pumping charges. In the ordinary course of business, the Company purchases fuel in bulk quantities, which it maintains in inventory. These purchases are not designed as hedging transactions. Where possible, the Company seeks to participate in tire testing programs to reduce the cost of tires. It is the Company's policy to pass on price increases in fuel, tires, or other commodities through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. If the Company were unable to pass increased costs on to the customers through rate increases, such increases could adversely affect the Company's financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters, including Equal Employment Opportunity Commission ("EEOC") claims and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

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

     Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended June 30, 2000.)

     Exhibit 27          Financial Data Schedule

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed by the Company on May 4, 2000, during the quarter ended on June 30, 2000, that updated the Company's acquisition of Fayard Fast Freight, Inc., on April 19, 2000. No financial statements or proforma financial information were filed with the Form 8-K since Fayard Fast Freight, Inc., did not constitute a "significant subsidiary" under Regulation SK, promulgated pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: August 11, 2000                   By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: August 11, 2000                   By: /s/ Gregg A. Sharp
                                            ------------------------------------
                                            Gregg A. Sharp
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                           Commission File No. 0-24946

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

Exhibit 27          Financial Data Schedule

----------
(1)  The  page  numbers  where  exhibits  (other  than  those   incorporated  by
     reference) may be found are indicated only on the manually signed report.