Form 10-Q
period 2000-09-30
KNIGHT TRANSPORTATION INC
filed 2000-11-14
CIK 929452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

                               Yes [X]   No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 10, 2000 was 15,236,423 shares.

================================================================================

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                       Page Number

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999                                            1

         Consolidated Statements of Income for the Three Months And
           Nine Months Ended September 30, 2000 and September 30, 1999      3

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and September 30, 1999                  4

         Notes to Consolidated Financial Statements                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK           15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 16

ITEM 2.  CHANGES IN SECURITIES                                             16

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.  OTHER INFORMATION                                                 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  16

SIGNATURES                                                                 18

INDEX TO EXHIBITS                                                          20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                 September 30,     December 31,
                                                     2000             1999
                                                 -------------    -------------
                                                  (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $   1,310,627    $   3,294,827
  Accounts receivable, net                          35,797,991       25,192,447
  Notes receivable                                      29,760        1,558,950
  Inventories and supplies                             831,449          589,827
  Prepaid expenses                                   6,447,883        1,570,023
  Deferred tax asset                                 2,866,464        2,678,218
                                                 -------------    -------------
        Total current assets                        47,284,174       34,884,292
                                                 -------------    -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                              9,371,092        6,123,958
  Buildings and improvements                         9,187,146        6,241,858
  Furniture and fixtures                             5,005,500        3,909,744
  Shop and service equipment                         1,439,940        1,292,536
  Revenue equipment                                155,417,310      127,265,376
  Leasehold improvements                               524,027          516,411
                                                 -------------    -------------
                                                   180,945,015      145,349,883

  Less: Accumulated depreciation                   (39,481,151)     (32,150,943)
                                                 -------------    -------------
PROPERTY AND EQUIPMENT, net                        141,463,864      113,198,940
                                                 -------------    -------------
NOTES RECEIVABLE - long-term                         1,048,217        8,425,019
                                                 -------------    -------------
OTHER ASSETS                                        15,242,476        8,036,333
                                                 -------------    -------------
                                                 $ 205,038,731    $ 164,544,584
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                 September 30,     December 31,
                                                     2000             1999
                                                 -------------    -------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   2,754,076    $   8,133,119
  Accrued liabilities                                6,819,460        3,450,147
  Claims accrual                                     5,598,877        4,639,993
  Lines of credit                                   39,000,000       29,036,970
  Current portion of long-term debt                  5,498,744        2,733,688
                                                 -------------    -------------
      Total current liabilities                     59,671,157       47,993,917

LONG - TERM DEBT, less current portion              16,349,555       11,735,651
DEFERRED INCOME TAXES                               29,142,920       22,001,375
                                                 -------------    -------------
      Total liabilities                            105,163,632       81,730,943
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    Authorized 50,000,000 shares,
    None issued and outstanding                             --               --
  Common stock, $0.01 par value; authorized
    100,000,000 shares; issued 15,236,048 and
    15,115,955 at September 30, 2000 and
    December 31, 1999; outstanding 14,968,036
    and 14,619,155 at September 30, 2000 and
    December 31, 1999, respectively                    152,360          151,160
  Additional paid-in capital                        28,323,767       27,025,315
  Retained earnings                                 74,535,480       61,451,148
  Less treasury stock, at cost (268,012 shares
    at September 30, 2000 and  496,800 shares
    at December 31, 1999)                           (3,136,508)      (5,813,982)
                                                 -------------    -------------
      Total shareholders' equity                    99,875,099       82,813,641
                                                 -------------    -------------
                                                 $ 205,038,731    $ 164,544,584
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended                 Nine Months Ended
                                               September 30                     September 30
                                      ------------------------------    ------------------------------
                                          2000             1999             2000             1999
                                      -------------    -------------    -------------    -------------
OPERATING REVENUE                     $  55,769,784    $  38,054,052    $ 151,014,610    $ 108,270,581
                                      -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Salaries, wages and benefits           18,865,147       11,233,318       50,434,195       31,914,819
  Fuel, net of fuel surcharge             7,500,491        3,861,586       19,439,663       10,530,444
  Operations and maintenance              2,982,781        2,254,981        8,144,932        6,318,185
  Insurance and claims                    1,289,216          996,989        3,252,325        2,781,985
  Operating taxes and licenses            1,963,488        1,460,753        5,553,914        4,033,630
  Communications                            417,954          289,615        1,130,318          897,247
  Depreciation and amortization           5,058,454        3,280,782       14,013,903       10,362,573
  Lease expense - revenue
    Equipment                             1,264,933               --        2,160,549               --
  Purchased transportation                6,503,304        7,230,737       19,596,290       19,964,382
  Miscellaneous operating
    Expenses                              1,490,906          953,014        3,909,767        2,581,403
                                      -------------    -------------    -------------    -------------
                                         47,336,673       31,561,775      127,635,857       89,384,668
                                      -------------    -------------    -------------    -------------
      Income from operations              8,433,111        6,492,277       23,378,753       18,885,913
                                      -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income                            97,350          253,835          708,646          583,083
  Interest expense                       (1,084,643)        (265,267)      (2,993,067)        (696,258)
                                      -------------    -------------    -------------    -------------
                                           (987,294)         (11,432)      (2,284,422)        (113,175)
                                      -------------    -------------    -------------    -------------
      Income before taxes                 7,445,817        6,480,845       21,094,332       18,772,738

INCOME TAXES                             (2,830,000)      (2,560,000)      (8,010,000)      (7,435,000)
                                      -------------    -------------    -------------    -------------
      Net income                      $   4,615,817    $   3,920,845    $  13,084,332    $  11,337,738
                                      =============    =============    =============    =============
Net income per common share and
common share equivalent:
      Basic                           $        0.31    $        0.26    $        0.89    $        0.75
                                      =============    =============    =============    =============
      Diluted                         $        0.26    $        0.88    $        0.74    $        0.31
                                      =============    =============    =============    =============
Weighted average number of common
shares and common share equivalents
outstanding:
      Basic                              14,947,043       15,107,933       14,763,714       15,070,839
                                      =============    =============    =============    =============
      Diluted                            15,086,596       15,313,810       14,927,258       15,350,009
                                      =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Nine Months Ended
                                                           September 30
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $ 13,084,332    $ 11,337,738
Adjustments to reconcile net income to net cash
Provided by operating activities:
    Depreciation and amortization                    14,013,903      10,362,573
    Allowance for doubtful accounts                     220,827         163,308
    Deferred income taxes                             4,108,136       4,197,743
Changes in assets and liabilities,
  net of businesses acquired:
    Increase in trade receivables                    (6,466,817)     (8,290,546)
    Increase in notes receivable                     (1,185,176)             --
    (Increase) decrease in inventories
      and supplies                                     (190,028)      1,314,639
    Increase in prepaid expenses                     (4,877,860)     (1,439,603)
    Increase in other assets                         (5,367,858)       (228,131)
    Decrease in accounts payable                     (2,000,972)       (948,689)
    Increase (decrease) in accrued liabilities
      and claims accrual                              3,132,547        (640,710)
                                                   ------------    ------------
    Net cash provided by operating activities        14,471,034      15,828,322
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net         (27,698,414)    (18,204,743)
    Cash received from business acquired              2,528,420          64,501
                                                   ------------    ------------

    Net cash used in investing activities           (25,169,994)    (18,140,242)
                                                   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                        Nine Months Ended
                                                          September 30
                                                   ----------------------------
                                                       2000           1999
                                                   ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:

  Borrowing on line of credit, net                    9,963,030       6,000,000
  Proceeds from sale of notes receivable             10,091,166              --
  Payments of long-term debt                         (8,377,429)     (1,333,862)
  Decrease in accounts payable - equipment           (4,261,659)     (2,220,780)
  Proceeds from exercise of stock options             1,299,652         261,308
                                                   ------------    ------------
  Net cash provided by
    financing activities                              8,714,760       2,706,666
                                                   ------------    ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               (1,984,200)        394,746
CASH AND CASH EQUIVALENTS,
  Beginning of period                                 3,294,827         124,188
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period           $  1,310,627    $    518,934
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES:
  Non-cash investing and financing transactions:
    Equipment acquired by
    Accounts payable                               $         --    $  6,483,909

  Cash Flow Information:
    Income taxes paid                              $  4,736,067    $  5,298,770
    Interest paid                                     2,961,423         655,025

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. FINANCIAL INFORMATION

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., and Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd.; and KTeCom, L.L.C., John Fayard Fast Freight, Inc. (hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

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

NOTE 2. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                     Three Months Ended            Nine Months Ended
                                        September 30                  September 30
                                 --------------------------    --------------------------
                                    2000           1999           2000           1999
                                 -----------    -----------    -----------    -----------
Weighted average common
  shares outstanding - Basic      14,947,043     15,107,933     14,763,714     15,070,839

Effect of stock options              139,553        205,877        163,544        279,170
                                 -----------    -----------    -----------    -----------
Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                         15,086,596     15,313,810     14,927,258     15,350,009
                                 ===========    ===========    ===========    ===========
Net income                       $ 4,615,817    $ 3,920,845    $13,084,332    $11,337,738
                                 ===========    ===========    ===========    ===========
  Net income per common share
  and common share equivalent
     Basic                       $      0.31    $      0.26    $      0.89    $      0.75
                                 ===========    ===========    ===========    ===========
     Diluted                     $      0.31    $      0.26    $      0.88    $      0.74
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
                                                                 =======

NOTE 4. SEGMENT INFORMATION

The Company has seven operating segments; however, it has determined that it has one reportable segment. Six of the segments are managed based on similar economic characteristics. Each of the six regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

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

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Subsequent to the issuance of SAB No. 101 the SEC staff elected to defer the required implementation date. The Company will be required to adopt SAB No. 101 during the fourth quarter of 2000, effective as of 1/01/00. Management believes that the adoption of SAB No. 101 will not have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

The Company's operating revenue for the nine months ended September 30, 2000, increased by 39.5% to $151.0 million from $108.3 million over the same period in 1999. For the three months ended September 30, 2000, operating revenue increased by 46.6% to $55.8 million from $38.1 million over the same period in 1999.

The increase in operating revenue resulted from expansion of the Company's customer base and increased volume from existing customers. This was facilitated by the continued expansion of the Company's fleet, including approximately 225 tractors acquired in the April 19, 2000 acquisition of John Fayard Fast Freight, Inc., and approximately 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Services, Inc. The Company's fleet increased by 41.5% to 1,616 tractors (including 228 owned by independent contractors) as of September 30, 2000, from 1,142 tractors (including 275 owned by independent contractors) as of September 30, 1999.

Salaries, wages and benefits increased as a percentage of operating revenue to 33.4% for the nine months ended September 30, 2000, from 29.5% for the same period in 1999. For the three months ended September 30, 2000, salaries, wages and benefits increased as a percentage of operating revenue to 33.8% from 29.5% for the same period in 1999. These increases were primarily the result of the increase in the ratio of company drivers to independent contractors. At September 30, 2000, 86% of the Company's fleet was operated by Company drivers, compared to 76% at September 30, 1999. These increases were also due to adjustments implemented in the driver pay rate structure for new drivers during the 2000 periods compared to the 1999 periods, along with regular pay rate increases for non-driving employees. The Company's insurance program for medical claims involves self insurance with risk retention levels. Claims in excess of these retention levels are covered by insurance which management considers adequate. The Company records the cost of this medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. This component was higher for the 2000 periods compared to the 1999 periods. For Company drivers and non-driving employees, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense increased as a percentage of operating revenue to 12.9% for the nine months ended September 30, 2000, from 9.7% for the same period in 1999. For the three months ended September 30, 2000, fuel expense as a percentage of operating revenue increased to 13.4% from 10.1% for the same period in 1999. This increase was primarily the result of recent higher fuel costs per gallon, as well as the increase in the ratio of Company vehicles to independent contractors.

Operations and maintenance expense decreased as a percentage of operating revenue to 5.4% for the nine months ended September 30, 2000 from 5.8% for the same period in 1999. For the three months ended September 30, 2000, operations and maintenance expense as a percentage of operating revenue decreased to 5.3% from 5.9% for the same period in 1999. These decreases were due to increased utilization of the Company's fleet and continued improvements in the Company's maintenance programs.

The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends. Insurance and claims expense decreased as a percentage of operating revenue to 2.2% for the nine months ended September 30, 2000, from 2.6% for the same period in 1999. For the three months ended September 30, 2000, insurance and claims expense decreased as a percentage of operating revenue to 2.3% from 2.6% for the same period in 1999. These variations reflect the effect of the changes in frequency and severity of claims activity during the period.

Operating taxes and licenses remained consistent as a percentage of operating revenue at 3.7% for the nine months ended September 30, 2000 and 1999. For the three months ended September 30, 2000, operating taxes and licenses as a percentage of operating revenue decreased to 3.5% compared to 3.8% for the same period in 1999. These decreases were due to increased utilization of the Company's fleet and improved management of these expenses.

Communications expense as a percentage of operating revenue for both the nine months and three months ended September 30, 2000 was slightly lower than the same periods in 1999.

Depreciation and amortization expense as a percentage of operating revenue decreased to 9.3% for the nine month period ended September 30, 2000, from 9.6% for the same period in 1999. For the three months ended September 30, 2000, depreciation and amortization increased as a percentage of operating revenue to 9.1% from 8.6% for the same period in 1999. These changes were related to the increase in Lease Expense - Revenue Equipment which reflects expenses incurred for revenue equipment under operating lease agreements. These changes were also related to certain dedicated opportunities which do not require the use of certain Company revenue equipment. Lease Expense - Revenue Equipment as percentage of operating revenue was 1.4% for the nine months ended September 30, 2000 compared to 0.0% for the same period in 1999. For the three months ended September 30, 2000 Lease Expense - Revenue Equipment as a percentage of operating revenue was 2.3% compared to 0.0% for the same period in 1999. These increases reflect new operating lease agreements entered into.

Purchased transportation decreased as a percentage of operating revenue to 13.0% for the nine months ended September 30, 2000, from 18.4% for the same period in 1999. For the three months ended September 30, 2000, purchased transportation as a percentage of operating revenue decreased to 11.7% from 19.0% for the same period in 1999. These decreases were due to the decrease in the ratio of independent contractors to Company drivers to 14% as of September 30, 2000, from 24% as of September 30, 1999. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of operating revenue, were relatively consistent for the three and nine months ending September 30, 2000 compared to the same periods in 1999.

As a result of the above factors, the Company's operating ratio (operating expenses as a percentage of operating revenues) for the nine months ended September 30, 2000, increased to 84.5% from 82.6% for the same period in 1999. The Company's operating ratio for the three months ended September 30, 2000, increased to 84.9% from 82.9% for the same period in 1999.

For both the nine months and three months ended September 30, 2000, net interest expense increased as a percentage of revenue compared to the same periods in 1999. These increases were primarily the result of the purchase of revenue equipment, stock repurchases, and the acquisition of John Fayard Fast Freight Inc., financed by long-term debt and the Company's revolving line of credit.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding, the Company's net income as a percentage of operating revenue was 8.7% for the nine months ended September 30, 2000, compared to 10.5% for the same period in 1999 and 8.3% for the three months ended September 30, 2000 compared to 10.3% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's lines of credit with its primary lender. Net cash provided by operating activities was approximately $14.5 million for the first nine months of 2000, compared to $15.8 million for the corresponding period in 1999.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $27.7 million for the first nine months of 2000 compared to $24.7 million for the same period in 1999.

Net cash provided by financing activities was approximately $8.7 million for the first nine months of 2000 compared to $2.7 million for the same period in 1999. Net cash provided by financing activities during the first nine months of 2000 was primarily the result of the proceeds from the sale of notes receivable.

The Company maintains lines of credit totaling $50 million with its lender and uses these lines to finance the acquisition of revenue equipment and other corporate uses to the extent the Company's need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its lines of credit.

The rate of interest on borrowings against the lines of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. Borrowings under the lines amounted to $39 million at September 30, 2000. The lines expire in July 2001. Management believes the Company will be able to renew or renegotiate its lines of credit on terms at least as favorable as the current terms on the lines of credit, subject to adjustments for any interest rate increases.

In October, 1998, the Company entered into a $10 million term loan with its primary lender which will mature in September 2003. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $6,507,071 as of September 30, 2000, with $1,983,968 due in the next 12 months.

During 1999 the Company entered into notes payable agreements with a commercial lender which will mature in November 2002. The notes are secured by certain revenue equipment with interest rates from 6.95% to 6.99%. The notes had outstanding balances totaling $5,909,986 at September 30, 2000, with $880,326 due in the next 12 months.

Management believes the Company has adequate liquidity to meet its current needs. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and several other factors over which the Company has limited control, as well as the Company's financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk changes in interest rate on debt and from changes in commodity prices.

     INTEREST RATE RISK

The Company is subject to interest rate risk to the extent it borrows against its line of credit or incurs debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by managing the amount of debt the Company carries. The Company has not entered into interest rate swaps or other strategies designed to protect it against interest rate risk, other than described above. In the opinion of management, an increase in short-term interest rates could have a material adverse effect on the Company's financial condition if the Company's debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in the Company's exposure to interest rate fluctuation or in how that exposure is managed by the Company. The Company has not issued corporate debt instruments.

     COMMODITY PRICE RISK

The Company is also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition if the Company is unable to pass increase costs on to customers through rate increases or fuel surcharges. Historically, the Company has sought to recover a portion of its short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel.

For the nine-month period ended September 30, 2000, fuel represented 12.9% of the Company's operating expenses, compared to 9.7% for the same period ending in 1999. In August, 2000, the Company entered into an agreement to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under that arrangement, the Company is obligated to purchase certain minimum volumes of diesel fuel, with a price protection component, for the period beginning October 1, 2000 though March 31, 2001. If during the 48th month following March 31, 2001, the price of the heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a minimum of twelve different months selected by the contract holder during the 48-month period, the difference between $.58 per gallon and the NY MX HO average price for the minimum volume commitment.

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

          Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 2000.)

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


                                        KNIGHT TRANSPORTATION, INC.


Date: November 10, 2000                 By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: November 10, 2000                 By: /s/ Tim Kohl
                                            ------------------------------------
                                            Tim Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                           Commission File No. 0-24946

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