Form 10-K405
period 2000-12-31
KNIGHT TRANSPORTATION INC
filed 2001-03-21
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2001, was $179,452,361.25 (based upon $21.25 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 23, 2001 was approximately 15,384,760.

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001 is incorporated into this Form 10-K Part III by reference.

                                TABLE OF CONTENTS

                           KNIGHT TRANSPORTATION, INC.
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2000

                                                                           Pages
                                                                           -----
PART I
     Item 1.   Business........................................................2
     Item 2.   Properties......................................................8
     Item 3.   Legal Proceedings...............................................9
     Item 4.   Submission of Matters to a Vote of Security Holders.............9

PART II
     Item 5.   Market for Company's Common Equity and Related
               Shareholder Matters............................................10
     Item 6.   Selected Financial Data........................................10
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................12
     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.....20
     Item 8.   Financial Statements and Supplementary Data....................21
     Item 9.   Changes in and Disagreements on Accounting and
               Financial Disclosure...........................................21

PART III
     Item 10.  Directors and Executive Officers of the Company................21
     Item 11.  Executive Compensation.........................................21
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.................................................22
     Item 13.  Certain Relationships and Related Transactions.................22

PART IV
     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K........................................22

SIGNATURES....................................................................26

INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

     EXCEPT FOR CERTAIN HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS, ANY STATEMENT OF PLANS, STRATEGIES, AND OBJECTIVES OF
MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; AND ANY STATEMENTS OF BELIEF AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS," "HOPES," "ANTICIPATES," AND "LIKELY," AND VARIATIONS OF THESE WORDS, OR SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," SET FORTH BELOW. THE COMPANY DOES NOT ASSUME, AND SPECIFICALLY DISCLAIMS, ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS ANNUAL REPORT.

GENERAL

     Knight Transportation, Inc. ("Knight" or the "Company") is a short-to-medium haul, dry van truckload carrier headquartered in Phoenix, Arizona. The Company transports general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities. The Company provides regional truckload carrier services from its facilities located in Phoenix, Arizona, Katy and Corsicana, Texas, Indianapolis, Indiana, Charlotte, North Carolina, Salt Lake City, Utah, and Gulfport, Mississippi.

     The Company's stock has been publicly traded since October 1994. From 1992 to 2000, Knight's revenue, before fuel surcharge, has grown to $207.4 million from $19.6 million, and net income has increased to $17.7 million from $1.9 million. This growth resulted from expansion of the Company's customer base and increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including an increase in the Company's independent contractor fleet.

OPERATIONS

     Knight's operating strategy focuses on four key elements: growth, regional operations, customer service, and operating efficiencies.

     * GROWTH. Knight's objective is to achieve significant growth by providing high quality service to existing customers and developing new customers in its expanded market areas. The Company has developed an independent contractor program to increase its tractor fleet and provide additional service to customers, while minimizing capital investment by the Company. The Company believes that there are significant opportunities to continue to increase its business in the short-to-medium haul market by pursuing existing strategies and expanding its dedicated service operations.

     * REGIONAL OPERATIONS. The Company's headquarters are in Phoenix, Arizona. From Phoenix and the Company's facility in Salt Lake City, Utah, the Company serves the western, central and Rocky Mountain regions of the United States. The Company has also established operations near Houston and Dallas, Texas to serve customers in the South Central region. The Midwest and East Coast regions are serviced by the Company's operations in Indianapolis, Indiana. The Company's operations in Charlotte, North Carolina, service the East Coast and Southeast regions. The Company's facilities acquired in 2000, through its purchase of John Fayard Fast Freight, Inc., in Gulfport, Mississippi, service the Gulf Coast and Southeast regions. Knight expects that its six regional operating bases will provide a platform for future growth, and intends to expand its regional operations from those bases.

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

     * OPERATING EFFICIENCIES. The Company employs a number of strategies that it believes are instrumental to its efforts to achieve and maintain operating efficiencies. Knight seeks to maintain a simplified operation that focuses on operating dry vans in particular geographical and shipping markets. This approach allows the Company to concentrate its marketing efforts to achieve higher penetration of its targeted service areas. The Company seeks operating economies by maintaining a generally compatible fleet of tractors and trailers that facilitates Knight's ability to serve a broad range of customer needs and thereby maximizes equipment utilization and efficiencies in equipment maintenance and positioning. The Company also seeks to maintain a modern tractor and trailer fleet in order to obtain fuel and other operating efficiencies. SEE "REVENUE EQUIPMENT," below.

MARKETING AND CUSTOMERS

     The Company's sales and marketing functions are led by its senior management, who is assisted by other sales professionals. The Company's marketing team emphasizes the Company's high level of service and ability to accommodate a variety of customer needs. The Company's marketing efforts are designed to take advantage of the trend among shippers toward private fleet conversions, outsourcing transportation requirements, and the use of core carriers to meet shippers' needs.

     Knight has a diversified customer base. For the year ended December 31, 2000, the Company's 25 largest customers represented 48.6% of operating revenue; its ten largest customers represented 31.9% of operating revenue; and its five largest customers represented 21.1% of the Company's operating revenue. The Company believes that a substantial majority of the Company's 25 largest customers regard Knight as a preferred or "core carrier." Most of the Company's truckload carriage contracts are cancelable on 30 days notice. The loss of one or more large customers could have a materially adverse effect on the Company's operating results.

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

     Each of the Company's six regional operations centers is linked to the Company's Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance the Company's operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit the Company to respond promptly and accurately to customer requests. The system also assists the Company in matching available equipment and loads. The Company provides electronic data interchange ("EDI") services to shippers requiring such service.

DRIVERS, OTHER EMPLOYEES, AND INDEPENDENT CONTRACTORS

     As of December 31, 2000, Knight employed 2,144 persons, including 1,772 drivers. None of the Company's employees is represented by a labor union.

     The recruitment, training and retention of qualified drivers is essential to support the Company's continued growth and to meet the service requirements of the Company's customers. Drivers are selected in accordance with specific, objective Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

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

     The Company also maintains an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides the Company an alternate method of obtaining additional revenue equipment. The Company intends to continue its use of independent contractors. As of December 31, 2000, the Company had agreements for 239 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with the Company pursuant to which the independent contractor is required to furnish a tractor and a driver exclusively to transport, load and unload goods carried by the Company. Competition for independent contractors among transportation companies is strong. Independent contractors are paid a fixed level of compensation based on total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. The Company provides trailers for each independent contractor. The Company also provides maintenance services for its independent contractors for a charge. The Company provides financing at market interest rates to independent contractors to assist them in acquiring revenue equipment. Company loans are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2000, the Company had outstanding loans of approximately $1.5 million to independent contractors. During 2000, the Company sold approximately $9,300,000 in principal amount of loans made to independent contractors to an unaffiliated lending institution, on a recourse basis, which requires that the Company repurchase a loan if it should default.

REVENUE EQUIPMENT

     As of December 31, 2000, the Company operated a fleet of 53-foot long, high cube trailers, including 50 refrigerated trailers. As of December 31, 2000, the Company operated 1,455 Company tractors with an average age of 1.4 years and

4,627 trailers with an average age of 2.6 years. The Company also had under contract, as of December 31, 2000, 239 tractors operated by independent contractors.

     The efficiency and flexibility provided by its fleet configurations permit the Company to handle both high volume and high weight shipments. Knight's fleet configuration also allows the Company to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. Knight maintains a high trailer to tractor ratio, targeting a ratio of 2.75 to
1. Management believes maintaining this ratio promotes efficiency and allows it to serve a large variety of customers' needs without significantly changing or modifying equipment. The Company has initiated the installation of trailer-tracking technology in all of its trailers. This technology informs the Company of the location of a trailer and its status. The Company expects that this technology will allow it to obtain more efficient utilization of trailers and to assess detention charges to customers more accurately and efficiently.

     Growth of the Company's tractor and trailer fleets is determined by market conditions, and the Company's experience and expectations regarding equipment utilization. In acquiring revenue equipment, the Company considers a number of factors, including economy, price, rate environment, technology, warranty terms, manufacturer support, driver comfort and resale value.

     The Company seeks to minimize the operating costs of its tractors and trailers by maintaining a relatively new fleet featuring cost saving technologies. The Company's current policy is to replace most of its tractors within 38-44 months after the date of purchase and to replace its trailers over a five to ten year period. Actual replacement depends upon the condition of particular equipment, its resale value and other factors. The Company believes that its equipment acquisition program allows it to meet the needs of a wide range of customers in the dry van truckload market while, at the same time, controlling costs relating to maintenance, driver training and operations. As of December 31, 2000, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of $38 million. The Company employs a continuous preventive maintenance program designed to minimize equipment down time, facilitate customer service, and enhance trade value when equipment is replaced.

     The Company has financed its equipment acquisition through operating cash, lines of credit and leasing agreements. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

TECHNOLOGY

     The Company, through a limited liability company subsidiary, has made a minority investment in Terion, Inc. ("Terion"), a communications company that provides two-way digital wireless communication services which enables the Company to communicate with manned and unmanned transportation assets via the Internet. Terion also manufactures and sells trailer-tracking technology which the Company is installing on all of its trailers. SEE "REVENUE EQUIPMENT," above. The Company's investment is intended to assure access to low cost communication services which are capable of meeting the needs of the Company and its customers. The Company expects to equip substantially all of its fleet with new Terion communications and trailer-tracking equipment during 2001. The Company elected to use Terion technology due to its cost advantages and the likelihood of obtaining wide area coverage. Because the technology is new, the Company may encounter some initial operational problems, but the Company believes that over the long term the technology will assist the Company in reducing the cost of communications, dealing with customers, and monitoring the performance of its revenue equipment. Other investors in Terion include Penske Capital Partners, Venture First Associates, SCP Private Equity Partners, Northwestern Corporation, Detroit Diesel Corporation, and an affiliate of Harris Corporation.

SAFETY AND RISK MANAGEMENT

     The Company is committed to ensuring the safety of its operations. The Company regularly communicates with drivers to promote safety and instill safe work habits through Company media and safety review sessions. The Company conducts monthly safety training meetings for its drivers and independent contractors. In addition, the Company has an innovative recognition program for driver safety performance, and emphasizes safety through its equipment specifications and maintenance programs. The Company's Vice President of Safety is involved in the review of all accidents.

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

     The Company's Chief Financial Officer and Vice President of Safety are responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, up to a maximum limit of $500,000 per occurrence; and for workers' compensation up to $250,000 per occurrence. Subsequent to December 31, 2000, the Company increased its self-insurance levels for bodily injury and property damage from $100,000 to a maximum of $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies now provide for general liability coverage up to $9,500,000 per occurrence; automobile liability coverage up to $9,500,000 per occurrence; cargo insurance up to $9,500,000 per occurrence; and additional umbrella liability coverage up to $15,000,000. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of the Company's self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the Company's balance sheet. Management believes that the Company's insurance coverages are adequate to protect the Company from any significant losses.

COMPETITION

     The entire trucking industry is highly competitive and fragmented. The Company competes primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based on freight rates, service, efficiency, size and technology. The Company also competes with other motor carriers for the services of drivers, independent contractors and management employees. A number of the Company's competitors have greater financial resources, own more equipment, and carry a larger volume of freight than the Company. The Company believes that the principal competitive factors in its business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. Knight, in addressing its markets, believes that its principal competitive strength is its ability to provide timely, flexible and cost-efficient service to shippers. In general, increased competition has created downward pressure on rates and increased the need to provide higher levels of service to customers.

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

     The Company's motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. The Company has established programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs internal environmental reviews so that the Company can achieve environmental compliance and avoid environmental risk. The Company's Phoenix, Indianapolis and Katy facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company transports a minimum amount of environmentally hazardous substances and, to date, has experienced no significant claims for hazardous substance shipments. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil and criminal liability.

     The Company's operations involve certain inherent environmental risks. The Company maintains bulk fuel storage and fuel islands at several of its facilities. The Company's operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. The Company has instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws.

     The Company's Phoenix facility is located on land identified as potentially having groundwater contamination resulting from the release of hazardous substances by persons who have operated in the general vicinity. The area has been classified as a state superfund site. The Company has been located at its present Phoenix facility since 1990 and, during such time, has not been identified as a potentially responsible party with regard to the groundwater contamination, and the Company does not believe that its operations have been a source of groundwater contamination.

     The Company's Indianapolis property is located approximately 0.1 mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of the Company's Indianapolis property that have known contamination. Environmental reports obtained by the Company have disclosed no evidence that activities on the Company's Indianapolis property have caused or contributed to the area's contamination.

     Company operations conducted in industrial areas, where truck terminals and other industrial activities are conducted, and where groundwater or other forms of environmental contamination have occurred, potentially expose the Company to claims that it contributed to the environmental contamination.

     The Company believes it is currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. SEE "LEGAL PROCEEDINGS," for additional information regarding certain regulatory matters.

OTHER INFORMATION

     The Company periodically examines investment opportunities in areas related to the truckload carrier business. The Company's investment strategy is to add to shareholder value by investing in industry related businesses that will assist the Company in strengthening its overall position in the transportation industry, minimize the Company's exposure to start-up risk and provide the Company with an opportunity to realize a substantial return on its investment. In April 1999, the Company acquired a 17% interest in Concentrek, Inc. ("Concentrek"), formerly known as KNGT Logistics, Inc., with the intent of investing in the non-asset transportation business. The Company, through a limited liability company, has agreed to lend up to a maximum of $935,000 to Concentrek pursuant to a promissory note to fund start-up costs. At December 31, 2000 the Company had advanced $520,000 under this promissory note. The note is convertible into Concentrek's Class A Preferred Stock and is secured by a lien on Concentrek's assets. SEE the Company's Proxy Statement issued in connection with the May 9, 2001, Annual Meeting of Shareholders for additional information.

     The  Company  has also  acquired a minority  interest  in Terion,  Inc.,  a
company   that   provides   two-way   digital   wireless    communication    and
trailer-tracking services. SEE "TECHNOLOGY," above.

     In November 2000, the Company also acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight"), which acquired and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unrelated entity, which leases the aircraft on behalf of Knight Flight. SEE the Company's proxy Statement issued in connection with the May 9, 2001 Annual Meeting of Shareholders for additional information.

ITEM 2. PROPERTIES

     The following table provides information regarding the Company's terminals and/or offices:

       Company Location                           Owned or Leased Properties
       ----------------                           --------------------------
       Charlotte, North Carolina                            Owned
       Corsicanna, Texas                                    Leased
       Fontana, California                                  Owned
       Gulfport, Mississippi                                Leased
       Indianapolis, Indiana                                Owned
       Katy, Texas                                          Owned
       Mobile, Alabama                                      Leased
       Phoenix, Arizona                                     Owned
       Salt Lake City, Utah                                 Leased

     The Company's headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 43 acres. The Company owns approximately 35 acres and the remaining 8 acres are leased from Mr. L. Randy Knight, a director of the Company and one of its principal shareholders. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below, for additional information. The Company has constructed a bulk fuel storage facility and fueling islands based at its Phoenix headquarters to obtain greater operating efficiencies.

     The Company owns and operates a 9.5 acre regional facility in Indianapolis, Indiana. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion, and will serve as a base for the Company's operations in the Midwest and the East Coast. The Company completed its initial expansion of this facility in October 1998.

     The Company owns and operates a regional terminal facility in Katy, Texas, near Houston, which was completed in June 2000. This facility includes a truck terminal, administrative offices, dispatching and maintenance services, a bulk fuel storage facility and fuel island.

     In March 1999, the Company entered into a lease for terminal facilities in Corsicana, Texas, from which the Company provides dedicated services to one of its larger customers. The Company's operations in Corsicana, Texas are coordinated through the Company's regional headquarters located in Katy, Texas.

     The Company owns and operates a regional facility in Charlotte, North Carolina, which serves the East Coast and Southeast regions. This facility was acquired in February 2000, and includes an existing terminal facility.

     In connection with the Company's acquisition of John Fayard Fast Freight, Inc., the Company operates a regional facility in Gulfport, Mississippi, under a long-term lease agreement. This facility includes a truck terminal, administrative offices, dispatching and maintenance services, a bulk fuel storage facility and fuel island, and supports the Company's operations in the Gulf Coast and Southeast regions.

     In 1999, the Company also opened a regional facility in Salt Lake City, Utah to serve the western, central and Rocky Mountain regions. The Company leases its Salt Lake City terminal facility.

     The Company also leases office facilities in California and Oklahoma which it uses for fleet maintenance, record keeping, and general operations. The Company purchased property in Fontana, California and in November 2000 completed construction of a facility to serve as a trailer drop and dispatching facility to support the Company's operations in California. The Company also leases excess trailer drop space to other carriers. The Company also leases space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

     As of December 31, 2000, the Company's aggregate monthly rent for all leased properties was approximately $86,000.

     The Company believes that its facilities are suitable and adequate for its present needs. The Company periodically seeks to improve its facilities or identify new favorable locations. The Company has not encountered any significant impediments to the location or addition of new facilities.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. SEE "BUSINESS -- SAFETY AND RISK MANAGEMENT." It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews its policies and practices for equal employment opportunity compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol KNGT. The following table sets forth, for the periods indicated, the high and low bid information per share of the Company's common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                                HIGH                  LOW
                                               -------              -------
     1999
     First Quarter                             $25.000              $16.870
     Second Quarter                            $23.000              $16.500
     Third Quarter                             $22.000              $12.503
     Fourth Quarter                            $18.870              $10.750

     2000
     First Quarter                             $18.875              $15.750
     Second Quarter                            $19.687              $13.375
     Third Quarter                             $19.125              $14.125
     Fourth Quarter                            $20.250              $14.375

     As of March 20, 2001, the Company had 72 shareholders of record and approximately 1,890 beneficial owners in security position listings of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. THE INFORMATION SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW, AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 8 OF THIS FORM 10-K. CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND FUTURE PERFORMANCE RESULTS ARE SET FORTH BELOW. SEE "MANAGEMENT'S AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                                                   Years Ended December 31
                                               -----------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
                                               ---------     ---------     ---------     ---------     ---------
                                           (Dollar amounts in thousands, except per share amounts and operating data)
STATEMENTS OF INCOME DATA:
  Revenue, before fuel surcharge               $207,406      $151,490      $125,030       $99,428       $77,504
  Operating expenses                            184,835       125,580       102,049        81,948        64,347
  Income from operations                         32,023        25,910        22,981        17,480        13,157
  Net interest expense and other                 (3,418)         (296)         (259)          (18)         (346)
  Income before income taxes                     28,605        25,614        22,722        17,462        12,810
  Net income                                     17,745        15,464        13,346        10,252         7,510
  Diluted earnings per share (1)                   1.18          1.02           .87           .68           .52

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (deficit)                    $ 27,513      $ 15,887      $  6,995       $ 4,044       $ 4,141
  Total assets                                  206,984       164,545       116,958        82,690        64,118
  Long-term obligations, net of current          14,885        11,736         7,920            --            53
  Shareholders' equity                          105,121        82,814        70,899        56,798        45,963

OPERATING DATA (UNAUDITED):
  Operating ratio(2)                               84.6%         82.9%         81.6%         82.4%         83.0%
  Average revenue per mile(4)                  $   1.28      $   1.23      $   1.24       $  1.22       $  1.24
  Average length of haul (miles)                    530           491           489           500           489
  Empty mile factor                                10.5%         10.5%         10.0%          9.6%          9.6%
  Tractors operated at end of period(3)           1,694         1,212           933           772           575
  Trailers operated at end of period              4,627         3,350         2,809         2,112         1,529

----------
(1) Net income per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(2) Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge.
(3)  Includes 239 independent  contract  operated vehicles at December 31, 2000;
     includes 281 independent contract operated vehicles at December 31, 1999; includes 231 independent contractor operated vehicles at December 31, 1998; includes 192 independent contractor operated vehicles at December 31, 1997; includes 158 independent contractor operated vehicles at December 31, 1996.
(4) Average transportation revenue per mile is based upon total revenue, inclusive of fuel surcharge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION.

     EXCEPT FOR CERTAIN HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS, ANY STATEMENT OF PLANS, STRATEGIES, AND OBJECTIVES OF
MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; AND ANY STATEMENTS OF BELIEF AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS," "HOPES," "ANTICIPATES," AND "LIKELY," AND VARIATIONS OF THESE WORDS, OR SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," SET FORTH BELOW. THE COMPANY DOES NOT ASSUME, AND SPECIFICALLY DISCLAIMS, ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS ANNUAL REPORT.

GENERAL

     The following discussion of the Company's financial condition and results of operations for the three-year period ended December 31, 2000, should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

     Knight was incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 2000, the Company's operating revenue, before fuel surcharge, grew at a 30.02% compounded annual rate, while net income increased at a 25.33% compounded annual rate.

     The Company has established regional operations in Phoenix, Arizona; Indianapolis, Indiana; Katy, Texas; Charlotte, North Carolina; Salt Lake City, Utah, and Gulfport, Mississippi. The Company's headquarter facilities in Phoenix, Arizona, as well as the Salt Lake City, Utah facility, serve the western, central and Rocky Mountain regions of the United States. The Company's operations in Indianapolis, Indiana, allow the Company to serve customers in the Midwest and on the East Coast, The Company's operations in Charlotte, North Carolina, allow it to serve the East Coast and the Southeast regions. The
Company's operations in Katy, Texas, allow the Company to serve customers in Texas and the Southcentral region. The Company's operations in Gulfport, Mississippi, serve the Gulf Coast and Southeast regions of the United States.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of the Company's expense items to revenue, before fuel surcharge, for the three-year periods indicated below:

                                                2000       1999       1998
                                               ------     ------     ------

     Revenue before fuel surcharge             100.0%     100.0%     100.0%
                                               -----      -----      -----
     Operating expenses:
       Salaries, wages and benefits             33.4       29.5       28.7
       Fuel                                     12.9       10.4        9.7
       Operations and maintenance                5.4        5.8        5.9
       Insurance and claims                      2.3        2.6        2.5
       Operating taxes and licenses              3.6        3.7        4.2
       Communications                             .7         .9         .8
       Depreciation and amortization             9.2        9.4       10.0
       Lease expense - revenue equipment         1.8         --         --
       Purchased transportation                 12.5       18.2       17.4
       Miscellaneous operating expenses          2.7        2.4        2.4
                                               -----      -----      -----
     Total operating expenses                   84.6       82.9       81.6
                                               -----      -----      -----
     Income from operations                     15.4       17.1       18.4
     Net interest expense                        1.6         .2         .2
                                               -----      -----      -----
     Income before income taxes                 13.8       16.9       18.2
     Income taxes                                5.2        6.7        7.5
                                               -----      -----      -----
     Net Income                                  8.6%      10.2%      10.7%
                                               =====      =====      =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenue, before fuel surcharge, increased by 36.9% to $207.4 million in 2000 from $151.5 million in 1999. This increase resulted from expansion of the Company's customer base and increased volume from existing customers. This was facilitated by a continued increase in the Company's tractor and trailer fleet, including approximately 225 tractors acquired in the April 2000 acquisition of John Fayard Fast Freight, Inc., and 50 tractors acquired in the March 13, 1999 acquisition of Action Delivery Services, Inc. The Company's fleet increased by 39.8% to 1,694 tractors (including 239 owned by independent contractors) as of December 31, 2000, from 1,212 tractors (including 281 owned by independent contractors) as of December 31, 1999. Average transportation revenue per mile (inclusive of fuel surcharge) increased to $1.28 per mile for the year ended December 31, 2000, from $1.23 per mile for the same period in 1999. Equipment utilization averaged 115,300 miles per tractor in 2000, down slightly when compared to an average of 116,500 miles per tractor in 1999 primarily due to the increase in fuel costs that the Company passed on to its customers. These changes reflect increased competition in the short-to-medium truckload sector of the transportation business.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.4% in 2000 from 29.5% in 1999, primarily due to the increase in the ratio of Company drivers to independent contractors and increased compensation to non-driving staff. As of December 31, 2000, 85.9% of the Company's fleet was operated by Company drivers, compared to 76.8% at December 31, 1999. For its drivers, the Company records accruals for workers' compensation benefits as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits in its consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 12.9% for 2000 from 10.4% in 1999, due mainly to higher average fuel prices during 2000 compared to 1999. The Company believes that higher fuel prices will continue to adversely impact operations throughout most of 2001. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below. Also, the increase in the ratio of Company drivers to independent contractors in 2000 compared to 1999 contributed to this increase. Independent contractors pay for their own fuel.

     During 2000, the Company implemented a fuel surcharge program to assist it in recovering a portion of increased fuel costs. For the 12 month period ended December 31, 2000, fuel surcharge was $9,452,816, compared to $968,669 for the same period in 1999.

     Operations and maintenance expense decreased as a percentage of revenue, before fuel surcharge, to 5.4% for 2000 from 5.8% in 1999. This decrease was the result of improvements experienced in the Company's equipment maintenance programs.

     Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 2.3% for 2000, compared to 2.6% for 1999 as a result of the reduction in both the frequency and severity of claims activity incurred, and favorable casualty insurance rates. The Company anticipates that casualty insurance rates will increase in the future and the Company is retaining a larger portion of its claims risks, in response to increased insurance expense.

     Operating taxes and license expense, as a percentage of revenue, before fuel surcharge, decreased to 3.6% for 2000 from 3.7% for 1999. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for the 12 month period ended December 31, 2000.

     Communications expenses decreased slightly as a percentage of revenue, before fuel surcharge, in 2000 compared to 1999.

     Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 9.2% for 2000 from 9.4% in 1999. This decrease was related to the increase in lease expenses incurred for revenue equipment under operating lease agreements. This decrease was also related to certain dedicated opportunities which do not require the use of certain Company revenue equipment. Lease expense, which is the expense for leased revenue equipment as a percentage of revenue, before fuel surcharge, was 1.8% for 2000, compared to 0% for 1999, due to the Company's initiation of a leasing program in 2000 to obtain additional revenue equipment.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 12.5% in 2000 from 18.2% in 1999, primarily as a result of a decrease in the ratio of independent contractors to Company drivers. As of December 31, 2000, 14.1% of the Company's fleet was operated by independent contractors, compared to 23.2% at December 31, 1999. The Company has utilized independent contractors as part of the Company's fleet expansion because independent contractors provide their own tractors. As of December 31, 2000, the Company had 239 tractors owned and operated by independent contractors. As the Company-owned fleet has expanded, purchased transportation has decreased as a percentage of revenue, before fuel surcharge. Purchased transportation represents the amount an independent contractor is paid to haul freight for the Company on a mutually agreed per-mile basis. To assist the Company in continuing to attract independent contractors, the Company provides financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2000, the Company had $1.5 million in loans outstanding to independent contractors to purchase revenue equipment. The loans are secured by liens on the revenue equipment. Several lease agreements have variable payment terms which are amortized on a straight-line basis.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.7% for 2000 from 2.4% in 1999, primarily due to decreases in utilization of Company equipment.

     As a result of the above factors, the Company's operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 84.6% for 2000, compared to 82.9% for 1999.

     Net interest expense as a percentage of revenue, before fuel surcharge, increased to 1.6% for 2000 from 0.2% for 1999. This increase was due to the increase in the Company's average borrowings to $48.9 million for 2000 from $20.7 million for 1999.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense decreased as a percentage of revenue, before fuel surcharge, to 5.2% for the year ended December 31, 2000, from 6.7% for the year ended December 31, 1999, primarily due to a change in the mix of State tax liabilities, as well as the increase in the Company's operating ratio to 84.6% for 2000, compared to 82.9% for 1999.

     As a result of the preceding changes, the Company's net income as a percentage of revenue, before fuel surcharge, was 8.6% for 2000, compared to 10.2% in 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenue increased, before fuel surcharge, by 21.2% to $151.5 million in 1999 from $125.0 million in 1998. This increase resulted from expansion of the Company's customer base and increased volume from existing customers and was facilitated by a substantial increase in the Company's tractor and trailer fleet, including an increase in the Company's independent contractor fleet during 1999 compared to 1998. The Company's fleet increased by 29.9% to 1,212 tractors (including 281 owned by independent contractors) as of December 31, 1999, from 933 tractors (including 231 owned by independent contractors) as of December 31, 1998. Average revenue per mile (inclusive of fuel surcharge), decreased to $1.23 per mile for the year ended December 31, 1999, from $1.24 per mile for the same period in 1998. Equipment utilization averaged 116,500 miles per tractor in 1999, down slightly when compared to an average of 120,500 miles per tractor in 1998. These changes reflect increased competition in the short-to-medium truckload sector of the transportation business.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 29.5% in 1999 from 28.7% in 1998, primarily as the result of market adjustments implemented in the driver payroll rate structure during 1999. This increase was also due to the increase in the ratio of Company drivers to independent contractors. As of December 31, 1998, 24.7% of the Company's fleet was operated by independent contractors, compared to 23.2% at December 31, 1999. Also, lower revenue per mile for 1999 compared to 1998 contributed to the increase in salaries, wages and benefits as a percentage of revenue, before fuel surcharge. For its drivers, the Company records accruals for workers' compensation benefits as a component of its claim accrual, and the related expense is reflected in salaries, wages and benefits in its consolidated statements of income.

     Fuel expense increased as a percentage of revenue, before fuel surcharge, to 10.4% for 1999 from 9.7% in 1998, due mainly to higher average fuel prices during 1999 compared to 1998. Also, the increase in the ratio of Company drivers to independent contractors in 1999 compared to 1998 contributed to this increase. Independent contractors pay for their own fuel.

     Operations and maintenance expense decreased as a percentage of revenue, before fuel surcharge, to 5.8% for 1999 from 5.9% in 1998. This decrease was the result of improvements experienced in the Company's equipment maintenance programs.

     Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 2.6% for 1999 compared to 2.5% for 1998, as a result of lower revenue per mile.

     Operating taxes and license expense decreased as a percentage of revenue, before fuel surcharge, to 3.7% for 1999 from 4.2% for 1998. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for the 12 month period ended December 31, 1999.

     Communications expenses increased slightly as a percentage of revenue, before fuel surcharge, in 1999 compared to 1998. The increase resulted primarily from an overall decrease in revenue per mile for the 12-month period ended December 31, 1999.

     Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, decreased to 9.4% for 1999 from 10.0% in 1998. The decrease resulted from adjustments to residual value estimates on certain equipment during the period ended December 31, 1999, compared to the same period in 1998.

     Purchased transportation expense, as a percentage of revenue, before fuel surcharge, increased to 18.2% in 1999 from 17.5% in 1998, due to a combination of the decrease in the Company's revenue per mile and the market adjustments in the Company's independent contractor pay structure implemented during 1999.

     Miscellaneous operating expenses remained steady, with no significant change taking place in 1999.

     As a result of the above factors, the Company's operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 82.9% for 1999, compared to 81.6% for 1998.

     Net interest expense remained constant as a percentage of revenue, before fuel surcharge, at 0.2% for both 1999 and 1998, although the Company's average borrowings increased to $20.7 million for 1999 from $6.4 million for 1998.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense decreased as a percentage of revenue, before fuel surcharge, to 6.7% for the year ended December 31, 1999, from 7.5% for the year ended December 31, 1998, primarily due to a change in the mix of State tax liabilities, as well as the increase in the Company's operating ratio to 82.9% for 1999 compared to 81.6% for 1998.

     As a result of the preceding changes, the Company's net income, as a percentage of revenue, was 10.2% for 1999 compared to 10.7% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's lines of credit with its primary lender. Net cash provided by operating activities was approximately $34.5 million, $18.9 million, and $24.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, land and leasehold improvements totaled $35.3 million, $41.5 million, and $31.5 million for the years ended December 31, 2000,

1999, and 1998, respectively. The Company expects that capital expenditures, net of trade-ins, of approximately $10 million for 2001, will be used primarily to acquire new revenue equipment.

     Net cash provided by financing activities and net direct equipment financing was approximately $3.5 million, $22.6 million and $8.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. The change from 1999 to 2000 was primarily the result of the proceeds from the sale of notes receivable and new borrowings on the line of credit. The change from 1998 to 1999 was due to the Company borrowing approximately $32.2 million in 1999 for revenue equipment.

     The Company maintains a line of credit totaling $50 million with its lender and uses this line to finance the acquisition of revenue equipment and other corporate uses to the extent the Company's need for capital is not provided by funds from operations. Under the line of credit, the Company is obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based on either the London Interbank Offered Rate ("LIBOR") plus an adjustment factor, or the prime rate. At December 31, 2000, and March 9, 2001, the Company had $34.0 million and $ 33.2 million, respectively, in borrowings under its revolving line of credit. The line of credit expires in July 2003.

     In October 1998, the Company entered into a $10 million term loan with its primary lender which will mature in September 2003. The interest is at a fixed rate of 5.75%. The note is unsecured and has an outstanding balance of $6,022,254 as of December 31, 2000, with $2,013,045 due in the next 12 months.

     During 1999, the Company entered into notes payable agreements with a commercial lender which will mature in November 2002. The notes are secured by certain revenue equipment with interest rates from 6.95% to 6.99%. The notes had outstanding principal balances totaling $5,695,597 as of December 31, 2000, with $895,736 due in the next 12 months.

     During 2000, the Company, through a subsidiary, entered into lease agreements under which it leased revenue equipment. The Company has guaranteed all revenue equipment leases. The total amount financed under these agreements as of December 31, 2000, was $27,904,600, with interest rates from 5.17% to 6.58%, with $5,562,533 due in the next 12 months.

     John Fayard Fast Freight, Inc., a wholly-owned subsidiary of the Company, had financing obligations of $8,645,284 as of December 31, 2000, which were incurred for revenue equipment, and which bear interest at rates ranging from 6.75% to 8.25%. Of the total principal amount, $2,569,088 is due and payable in the next 12 months.

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

     To date, the Company's revenue has not shown any significant seasonal pattern. Because the Company operates primarily in Arizona, California and the western United States, winter weather generally has not adversely affected the Company's business. Expansion of the Company's operations in the Midwest, on the East Coast and the Southeast could expose the Company to greater operating variances due to seasonal weather in these regions.

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1999 and 2000:

                                                                2000
                                     -----------------------------------------------------------
                                       Mar 31          June 30         Sept 30         Dec 31
                                     -----------     -----------     -----------     -----------
Revenue, before fuel surcharge       $43,568,834     $51,675,992     $55,769,784     $56,391,449
Income from operations                 6,873,727       8,071,915       8,433,111       8,644,622
Net Income                             3,872,765       4,595,750       4,615,817       4,660,854
Earnings per common share:
  Basic                              $      0.27     $      0.31     $      0.31     $      0.31
  Diluted                            $      0.26     $      0.31     $      0.31     $      0.31

                                                                1999
                                     -----------------------------------------------------------
                                       Mar 31          June 30         Sept 30         Dec 31
                                     -----------     -----------     -----------     -----------
Revenue, before fuel surcharge       $33,522,165     $36,694,364     $38,054,052     $43,219,248
Income from operations                 5,913,929       6,479,704       6,492,277       7,024,104
Net Income                             3,523,746       3,893,144       3,920,845       4,126,165
Earnings per common share:
  Basic                              $      0.23     $      0.26     $      0.26     $      0.28
  Diluted                            $      0.23     $      0.25     $      0.26     $      0.28

INFLATION

     Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999, the Company began to experience increases in fuel costs as a result of conditions in the petroleum industry. The Company has also recently experienced some wage increases for drivers and non-drivers. Increases in fuel costs and driver compensation are expected to continue during 2001 and may affect the Company's operating income, unless the Company is able to pass these increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover these increased costs and has been successful in implementing some fuel surcharges.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.
133. This statement deferred the effective date of SFAS No. 133 for the Company until January 1, 2001.

     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Subsequent to the issuance of SAB No. 101, the SEC staff elected to defer the required implementation date. The Company adopted SAB No. 101 effective as of January 1, 2000. The impact of adopting the provisions of SAB No. 101 was not material to the accompanying consolidated financial statements for any period presented.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of factors over which the Company has little or no control may affect the Company's future results. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, and economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by increases in freight rates, could reduce the Company's profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect the Company's customers and thus adversely affect the Company's growth and revenues if customers reduce their demand for transportation services. Weakness in customer demand for the Company's services or in the general rate environment may also restrain the Company's ability to increase rates or obtain fuel surcharges. Although the Company's independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future, or if the Company were unable to continue to attract and contract with independent contractors, the Company could be required to adjust its driver compensation package, which could adversely affect the Company's profitability if not offset by a corresponding increase in rates. The Company has begun to experience the effects of fuel and driver wage increases and is seeking to recover such charges through rate increases and a fuel surcharge. By increasing its rates and imposing a fuel surcharge, the Company could lose customers who are unwilling to pay the increases.

     The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth. If the resale value of the Company's revenue equipment were to decline, the Company could be forced to retain some of its equipment longer, with a resulting increase in operating expenses for maintenance and repairs. Current developments in the tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market and the Company may be unable to obtain as favorable terms on tractors and trailers when the Company sells or exchanges existing equipment for new equipment.

     The Company has experienced significant and rapid growth in revenue and profits since the inception of its business in 1990. There can be no assurance that the Company's business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the Company's operating margins will not be adversely affected by future changes in and expansion of the Company's business or by changes in economic conditions.

     Adverse changes in interest rates may result in increased borrowing costs for the Company. Such increased borrowing costs could adversely affect the Company's earnings if such costs are not offset by rate increases.

     Currently, a significant portion of the Company's business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a more significant portion of its revenues from markets in the Midwest, South Central, southeastern and southern regions and on the East Coast, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and "BUSINESS -- OPERATIONS AND MARKETING AND CUSTOMERS."

     The Company established operations near Katy, Texas, to provide regional service to the Texas and Louisiana regions and the South Central region. The Company also has regional operations in Indianapolis, Indiana, Charlotte, North Carolina, and Salt Lake City, Utah, in order to access markets in the Midwest, the East Coast, the southeast and the Rocky Mountain regions. During 2000, the Company acquired the operations of John Fayard Fast Freight, Inc. located in Gulfport, Mississippi, to serve the Gulf Coast and Southeast regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in the Company's regional operations throughout the United States slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its western United States markets. There can be no assurance that the Company's regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Under Financial Accounting Reporting Release Number 48, the Company is required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. The Company has elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

     Except as described below, the Company has not had occasion to use derivative financial instruments for risk management purposes and does not use them for either speculation or trading. Because the Company's operations are confined to the United States, the Company is not subject to foreign currency risk.

     The Company is subject to interest rate risk to the extent it borrows against its line of credit or incurs additional debt in the acquisition of revenue equipment through borrowing, leasing or other financing transactions. The Company attempts to manage its interest rate risk by managing its debt level and seeking favorable interest rates in its financing transactions. A one percent change in the prime lending rate would have an effect of approximately $500,000 and $200,000 in interest expense for the years ended December 31, 2000 and 1999, respectively. In the opinion of management, an increase in short-term interest rates could have an adverse effect on the Company's financial condition, if interest expenses are not offset by rate increases or other items. The Company has not issued corporate debt instruments.

     The Company is subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside the Company's control. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition if the Company is unable to pass increased costs on to customers through rate increases or fuel surcharges. The Company has fuel islands at its Phoenix, Arizona, Katy, Texas, Indianapolis, Indiana, and Gulfport, Mississippi, facilities which enable it to purchase fuel at "rack" prices, saving pumping charges. The Company purchases fuel as inventory in advance and anticipates that such purchases may, over the short-term, level out the effect of significant changes in the price of fuel. It is the Company's policy to pass on price increases in fuel through rate increases or surcharges, to the extent the existing market will permit such costs to be passed through to the customer. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the year ended December 31, 2000, fuel, net of surcharges, represented 15.2% of the Company's total operating expenses, compared to 12.6% for 1999.

     In August and September 2000, the Company entered into agreements to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company is obligated to purchase a total of 1,000,000 gallons of diesel fuel per month, with a price protection component, for the period beginning October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. If the Company were unable to pass increased costs on to customers through rate increases, such increases could adversely affect the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2000, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages F-1 through F-17, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2001 Annual Meeting of Shareholders to be held May 9, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2001 Annual Meeting of Shareholders to be held May 9, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2001 Annual Meeting of Shareholders to be held May 9, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Proxy Statement to be delivered to shareholders of the Company in connection with the 2001 Annual Meeting of Shareholders to be held May 9, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-17, below.

     1.   Consolidated Financial Statements:

          KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

          Report of Arthur Andersen LLP, Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     2.   Consolidated  Financial  Statement  Schedules  required to be filed by
          Item 8 and Paragraph (d) of Item 14:

          Report of Arthur Anderson LLP, Independent Public Accountants

          Valuation and Qualifying Accounts and Reserves

     Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     3.   Exhibits:

     The Exhibits required by Item 601 of Regulation S-K are listed at paragraph
(c), below, and at the Exhibit Index beginning at page 27.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report on Form 10-K.

(c)  Exhibits:

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit
Number                            Descriptions
------                            ------------

3.1 Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-83534.)

3.1.1*    First Amendment to Restated Articles of Incorporation of the Company.

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

10.2.1 Assignment and First Amendment to Net Lease and Joint Use Payment between L. Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor's interest to the R. K. Trust). (Incorporated by reference to Exhibit 10.2.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

Exhibit
Number                            Descriptions
------                            ------------

10.2.2 Second Amendment to Net Lease and Joint Use Agreement between L. Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997. (Incorporated by reference to Exhibit 10.2.2 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.3 Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona limited liability company. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)

10.4 Loan Agreement and Revolving Promissory Note each dated March, 1996 between First Interstate Bank of Arizona, N.A. and Knight Transportation, Inc. and Quad K Leasing, Inc. (superseding prior credit facilities) (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-K for the period ending December 31,
          1996).

10.4.1 Modification Agreement between Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank of Arizona, N.A., and the Company and Quad-K Leasing, Inc. dated as of May 15, 1997. (Incorporated by reference to Exhibit 10.4.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.4.2 Loan Agreement and Revolving Line of Credit Note each dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior revolving line of credit facilities) (Incorporated by reference to Exhibit 10.4.2 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.4.3 Term Note dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facility) (Incorporated by reference to Exhibit 10.4.3 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.5 Amended and Restated Knight Transportation, Inc. Stock Option Plan, dated as of February 10, 1998. (Incorporated by reference to Exhibit 1 to the Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)

10.6 Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Mark Scudder and Keith Turley, and dated as of February 5, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-K for the period ending December 31,
          1996).

10.7 Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's report on Form 10-K for the period ended December 31, 1995.)

10.8 Purchase Agreement and Escrow Instructions dated as of July 13, 1995, between the Company, Swift Transportation Co., Inc. and United Title Agency of Arizona. (Incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-K for the period ended December 31, 1995.)

10.8.1    First  Amendment  to  Purchase  Agreement  and  Escrow   Instructions.
          (Incorporated by reference to Exhibit 10.8.1 to the Company's report on Form 10-K for the period ended December 31, 1995.)

Exhibit
Number                            Descriptions
------                            ------------

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

10.11 Master Equipment Lease Agreement dated as of October 28, 1998, between Knight Transportation Midwest, Inc., formerly known as "Knight Transportation Indianapolis, Inc." and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.12     Consulting  Agreement  dated  as  of  March  1,  2000  between  Knight
          Transportation, Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.13 Stock Purchase Agreement dated April 19, 2000 by and among Knight Transportation, Inc., as Buyer, John R. Fayard, Jr., and John Fayard Fast Freight, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 4, 2000.)

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

                                        KNIGHT TRANSPORTATION, INC.


Date: March 19, 2001                    By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight,
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature and Title                                          Date
         -------------------                                          ----


/s/ Randy Knight                                                  March 19, 2001
---------------------------------------
Randy Knight, Director


/s/ Kevin P. Knight                                               March 19, 2001
---------------------------------------
Kevin P. Knight, Chairman of the Board,
Chief Executive Officer, Director


/s/ Gary J. Knight                                                March 19, 2001
---------------------------------------
Gary J. Knight, President, Director


/s/ Keith T. Knight                                               March 19, 2001
---------------------------------------
Keith T. Knight,
Executive Vice President, Director


/s/ Timothy M. Kohl                                               March 19, 2001
---------------------------------------
Timothy M. Kohl, Chief Financial
Officer, Secretary


/s/ Mark Scudder                                                  March 19, 2001
---------------------------------------
Mark Scudder, Director


/s/ Donald A. Bliss                                               March 19, 2001
---------------------------------------
Donald A. Bliss, Director


/s/ G.D. Madden                                                   March 19, 2001
---------------------------------------
G.D. Madden, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Knight Transportation, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN, LLP

Phoenix, Arizona
January 17, 2001

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2000 and 1999

                                                                                     2000                  1999
                                                                                -------------         -------------
                                     Assets

Current Assets:
 Cash and cash equivalents                                                      $   6,151,383         $   3,294,827
 Trade receivables, net of allowance for doubtful accounts of
   $1,121,375 and $688,432, respectively                                           33,923,878            25,192,447
 Notes receivable, net of allowance for doubtful notes receivable
   of $80,645 and $101,000, respectively                                              143,576             1,558,950
 Inventories and supplies                                                             792,683               589,827
 Prepaid expenses                                                                   5,018,559             1,570,023
 Deferred tax assets                                                                3,046,756             2,678,218
                                                                                -------------         -------------

                                                                                   49,076,835            34,884,292
                                                                                -------------         -------------
Property and Equipment:
 Land and land improvements                                                        11,309,547             6,123,958
 Buildings and improvements                                                         9,684,086             6,241,858
 Furniture and fixtures                                                             5,620,344             3,909,744
 Shop and service equipment                                                         1,435,818             1,292,536
 Revenue equipment                                                                156,429,863           127,265,376
 Leasehold improvements                                                               611,475               516,411
                                                                                -------------         -------------
                                                                                  185,091,133           145,349,883
 Less:  accumulated depreciation                                                  (42,113,992)          (32,150,943)
                                                                                -------------         -------------

Property and Equipment, net                                                       142,977,141           113,198,940
                                                                                -------------         -------------

Notes Receivable, net of current portion                                            1,398,475             8,425,019
                                                                                -------------         -------------
Other Assets, net of accumulated amortization of $277,046 and
 $1,262, respectively                                                              13,531,568             8,036,333
                                                                                -------------         -------------

                                                                                $ 206,984,019         $ 164,544,584
                                                                                =============         =============

The accompanying notes are an integral part of these consolidated balance sheets.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2000 and 1999

                                                                                     2000                  1999
                                                                                -------------         -------------
                      Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                                                               $   6,125,474         $   8,133,119
 Accrued liabilities                                                                4,406,341             3,450,147
 Current portion of long-term debt                                                  5,477,868             2,733,688
 Claims accrual                                                                     5,554,127             4,639,993
                                                                                -------------         -------------

                                                                                   21,563,810            18,956,947

Line of Credit                                                                     34,000,000            29,036,970
Long-Term Debt, net of current portion                                             14,885,268            11,735,651
Deferred Tax Liabilities                                                           31,414,320            22,001,375
                                                                                -------------         -------------

                                                                                  101,863,398            81,730,943
                                                                                -------------         -------------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued                --                    --
 Common stock, $.01 par value; 100,000,000 shares authorized; 15,260,200 and 15,115,955 shares issued at December 31, 2000 and 1999, 14,992,188
  and 14,619,155 shares outstanding at December 31, 2000 and 1999                     152,602               151,160
 Additional paid-in capital                                                        28,908,193            27,025,315
 Retained earnings                                                                 79,196,334            61,451,148
 Less - treasury stock, at cost (268,012 and 496,800 shares, at
  December 31, 2000 and 1999, respectively)                                        (3,136,508)           (5,813,982)
                                                                                -------------         -------------

                                                                                  105,120,621            82,813,641
                                                                                -------------         -------------

                                                                                $ 206,984,019         $ 164,544,584
                                                                                =============         =============

The accompanying notes are an integral part of these consolidated balance sheets.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2000, 1999 and 1998

                                                          2000                  1999                  1998
                                                      -------------         -------------         -------------
Revenue:
 Revenue, before fuel surcharge                       $ 207,406,059         $ 151,489,829         $ 125,030,245
 Fuel surcharge                                           9,452,816               968,669                    --
                                                      -------------         -------------         -------------
     Total revenue                                      216,858,875           152,458,498           125,030,245
                                                      -------------         -------------         -------------
Operating Expenses:
 Salaries, wages and benefits                            69,193,161            44,688,774            35,890,806
 Fuel                                                    36,256,884            16,769,280            12,156,740
 Operations and maintenance                              11,236,724             8,776,253             7,438,511
 Insurance and claims                                     4,869,166             4,005,111             3,092,169
 Operating taxes and licenses                             7,514,597             5,646,079             5,236,401
 Communications                                           1,510,153             1,190,164               965,019
 Depreciation and amortization                           19,131,183            14,179,613            12,446,438
 Lease expense - revenue equipment                        3,717,044                    --                    --
 Purchased transportation                                25,856,976            27,585,318            21,771,073
 Miscellaneous operating expenses                         5,549,612             3,707,892             3,051,911
                                                      -------------         -------------         -------------
                                                        184,835,500           126,548,484           102,049,068
                                                      -------------         -------------         -------------
     Income from operations                              32,023,375            25,910,014            22,981,177
                                                      -------------         -------------         -------------
Other Income (Expense):
 Interest income                                            917,975               901,332               160,228
 Other expense                                             (287,500)                   --                    --
 Interest expense                                        (4,048,664)           (1,197,446)             (419,263)
                                                      -------------         -------------         -------------
                                                         (3,418,189)             (296,114)             (259,035)
                                                      -------------         -------------         -------------
     Income before income taxes                          28,605,186            25,613,900            22,722,142

Income Taxes                                            (10,860,000)          (10,150,000)           (9,376,000)
                                                      -------------         -------------         -------------

     Net income                                       $  17,745,186         $  15,463,900         $  13,346,142
                                                      =============         =============         =============

Basic Earnings Per Share                              $        1.20         $        1.03         $         .89
                                                      =============         =============         =============
Diluted Earnings Per Share                            $        1.18         $        1.02         $         .87
                                                      =============         =============         =============
Weighted Average Shares Outstanding - Basic              14,848,738            14,990,159            14,968,967
                                                      =============         =============         =============
Weighted Average Shares Outstanding - Diluted            15,009,071            15,232,555            15,262,865
                                                      =============         =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2000, 1999, and 1998

                                               Common Stock                                      Treasury Stock
                                          ---------------------    Additional                ----------------------
                                           Shares                   Paid-in      Retained     Shares
                                           Issued       Amount      Capital      Earnings    Purchased      Amount         Total
                                           ------       ------      -------      --------    ---------      ------         -----
Balance, December 31, 1997                14,924,422   $149,243   $24,143,340   $32,641,106         --   $        --   $ 56,933,689
 Exercise of stock options                    56,100        561       484,137            --         --            --        484,698
 Issuance of 960 shares of common stock          960         10        17,489            --         --            --         17,499
 Tax benefit on stock option exercises            --         --       117,048            --         --            --        117,048
 Net income                                       --         --            --    13,346,142         --            --     13,346,142
                                          ----------   --------   -----------   -----------    -------   -----------   ------------

Balance, December 31, 1998                14,981,482    149,814    24,762,014    45,987,248         --            --     70,899,076
 Exercise of stock options                    36,400        365       322,643            --         --            --        323,008
 Issuance of shares for business
  acquisition                                 97,561        976     1,831,951            --         --            --      1,832,927
 Issuance of 512 shares of common stock          512          5         9,995            --         --            --         10,000
 Tax benefit on stock option exercises            --         --        98,712            --         --            --         98,712
 Purchase of treasury stock, at cost              --         --            --            --    496,800    (5,813,982)    (5,813,982)
 Net income                                       --         --            --    15,463,900         --            --     15,463,900
                                          ----------   --------   -----------   -----------    -------   -----------   ------------

Balance, December 31, 1999                15,115,955    151,160    27,025,315    61,451,148    496,800    (5,813,982)    82,813,641
 Exercise of stock options                   143,357      1,433     1,216,780            --         --            --      1,218,213
 Issuance of shares for business
  acquisition                                     --         --       271,746            --    228,788)    2,677,474      2,949,220
 Issuance of 888 shares of common stock          888          9        14,991            --         --            --         15,000
 Tax benefit on stock option exercises            --         --       379,361            --         --            --        379,361
 Net income                                       --         --            --    17,745,186         --            --     17,745,186
                                          ----------   --------   -----------   -----------    -------   -----------   ------------
Balance, December 31, 2000                15,260,200   $152,602   $28,908,193   $79,196,334    268,012   $(3,136,508)  $105,120,621
                                          ==========   ========   ===========   ===========    =======   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999, and 1998

                                                                             2000              1999              1998
                                                                         ------------      ------------      ------------
Cash Flows From Operating Activities:
 Net income                                                              $ 17,745,186      $ 15,463,900      $ 13,346,142
 Adjustments to reconcile net income to net cash provided
   by operating activities-
    Depreciation and amortization                                          19,131,183        14,179,613        12,446,438
    Non-cash compensation expense for issuance of
     common stock to certain members of board of directors                     15,000            10,000            17,499
    Provision for allowance for doubtful accounts and notes receivable        668,409           320,759           366,000
    Deferred income taxes, net                                              5,815,361         5,051,072         3,694,800
    Tax benefit on stock option exercises                                     379,361            98,712           117,048
    Changes in assets and liabilities:
      Increase in trade receivables                                        (4,954,286)       (6,857,721)       (6,680,621)
      (Increase) decrease in inventories and supplies                        (151,262)          778,426          (927,253)
      (Increase) decrease in prepaid expenses                              (3,448,536)           80,769          (923,466)
      (Increase) decrease in other assets                                  (2,028,902)       (1,640,016)        1,099,346
      Increase (decrease) in accounts payable                                 319,348        (1,086,359)        2,828,741
      Increase (decrease) in accrued liabilities and claims accrual         1,058,560          (897,123)        2,281,974
                                                                         ------------      ------------      ------------
          Net cash provided by operating activities                        34,549,422        25,502,032        27,666,648
                                                                         ------------      ------------      ------------
Cash Flows From Investing Activities:
 Purchases of property and equipment, net                                 (33,965,304)      (37,273,468)      (29,326,223)
 Investment in communications company                                              --          (879,000)       (4,000,000)
 Investment in other companies                                             (1,720,000)         (250,000)         (250,000)
 Cash received from business acquired                                       2,528,420            64,501                --
 Increase in notes receivable                                              (1,735,218)       (6,576,353)       (3,407,616)
                                                                         ------------      ------------      ------------
          Net cash used in investing activities                           (34,892,102)      (44,914,320)      (36,983,839)
                                                                         ------------      ------------      ------------
Cash Flows From Financing Activities:
 Borrowings on line of credit, net                                          4,963,030        25,536,970         1,500,000
 Proceeds from sale of notes receivable                                    10,091,166                --                --
 Borrowings of long-term debt                                                      --         6,645,895        10,000,000
 Payments of long-term debt                                                (9,862,592)       (1,888,184)         (302,543)
 Payments of accounts payable - equipment                                  (3,210,581)       (2,220,780)       (2,753,115)
 Purchase of treasury stock, at cost                                               --        (5,813,982)               --
 Proceeds from exercise of stock options                                    1,218,213           323,008           484,698
                                                                         ------------      ------------      ------------
          Net cash provided by financing activities                         3,199,236        22,582,927         8,929,040
                                                                         ------------      ------------      ------------
Net Increase (Decrease) in Cash and Cash Equivalents                        2,856,556         3,170,639          (388,151)
Cash and Cash Equivalents, beginning of year                                3,294,827           124,188           512,339
                                                                         ------------      ------------      ------------
Cash and Cash Equivalents, end of year                                   $  6,151,383      $  3,294,827      $    124,188
                                                                         ============      ============      ============
Supplemental Disclosures:
 Noncash investing and financing transactions:
   Equipment acquired by accounts payable                                $  1,051,078      $  4,261,659      $  2,220,780

 Cash flow information:
   Income taxes paid                                                     $  6,264,157      $  6,001,684      $  4,898,131
   Interest paid                                                            4,036,509         1,117,787           372,009

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. NATURE OF BUSINESS

     Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has operations in Katy, Texas, Indianapolis, Indiana, Charlotte, North Carolina and Salt Lake City, Utah. During 2000, the Company expanded its operations by acquiring the facilities of John Fayard Fast Freight, Inc. in Gulfport, Mississippi. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities.

     The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method of obtaining additional revenue equipment. The Company had 239 and 281 owner-operators at December 31, 2000 and 1999, respectively. This represents approximately 14% and 23% of the Company's tractor fleet at December 31, 2000 and 1999, respectively.

     b. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc., Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., Knight Transportation Midwest, Inc., KTeCom, L.L.C., Knight Transportation South Central Ltd. Partnership and John Fayard Fast Freight, Inc. All material intercompany items and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     NOTES  RECEIVABLE  - Included  in notes  receivable  are  amounts  due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in monthly installments, including principal and interest at 14%, over periods generally ranging from three to five years.

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

     The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2000, 1999, and 1998, repairs and maintenance expense totaled approximately $6,100,000, $4,240,000, and $3,446,000, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

     OTHER ASSETS - Other assets include:

                                                                2000            1999
                                                            ------------    ------------
          Investment in communications technology company   $  4,879,000    $  4,879,000
          Investment and related advances in a related
           party logistics company                               720,200         200,000
          Investment in a related party aircraft company       1,450,000         950,000
          Goodwill                                             5,798,179         200,000
          Other                                                  961,235       1,808,595
          Accumulated amortization                              (277,046)         (1,262)
                                                            ------------    ------------
                                                            $ 13,531,568    $  8,036,333
                                                            ============    ============

     The Company's ownership percentage in each of the investments above is less than 20% at December 31, 2000 and 1999; therefore, the investments are carried at cost. Goodwill is amortized over 15 years.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company assesses the recoverability of long-lived assets, including equipment, leasehold improvements, goodwill and purchased contracts, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows (using a discount rate reflecting the Company's average cost of funds) compared to the carrying value of those assets.

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be recovered over the period of benefit.

     REVENUE RECOGNITION - The Company recognizes operating revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Generally all of these conditions are met upon delivery.

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

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion (APB) No. 25. In accordance with SFAS No. 123, a company is required to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted and certain disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123, see Note 9.

     FINANCIAL INSTRUMENTS - The Company's financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, trade receivable and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes receivable and notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 2000, 1999 and 1998, represent 15%, 16% and 15% of operating revenues, respectively. Revenue from the Company's single largest customers represent approximately 7%, 7% and 6% of operating revenues for the years 2000, 1999, and 1998, respectively.

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

     A reconciliation of the numerators (net income) and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for 2000, 1999, and 1998, are as follows:

                                    2000                                 1999                                  1998
                   ------------------------------------  ------------------------------------  ------------------------------------
                   Net Income      Shares     Per Share  Net Income      Shares     Per Share  Net Income      Shares     Per Share
                   (numerator)  (denominator)   Amount   (numerator)  (denominator)   Amount   (numerator)  (denominator)   Amount
                   -----------  -------------   ------   -----------  -------------   ------   -----------  -------------   ------
Basic EPS          $17,745,186   14,848,738     $1.20    $15,463,900   14,990,159     $1.03    $13,346,142   14,968,967     $ .89
Effect of stock
 options                    --      160,333                       --      242,396                       --      293,898
                   -----------   ----------              -----------   ----------              -----------   ----------
Diluted EPS        $17,745,186   15,009,071     $1.18    $15,463,900   15,232,555     $1.02    $13,346,142   15,262,865     $ .87
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

     RECENTLY ADOPTED AND TO BE ADOPTED ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133. This statement deferred the effective date of SFAS No. 133 for the Company until January 1, 2001.

     In August and September 2000, the Company entered into two agreements to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company is obligated to purchase 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, the Company is obligated to pay, for a maximum of 12 different months selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. Management's current valuation of the fuel purchase agreement at January 1, 2001 indicates there will not be a material impact upon adoption of SFAS No. 133 on the Company's results of operations and financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101), which addresses certain criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company has implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying consolidated financial statements for any period presented.

     In conjunction with SAB 101, the SEC also issued Emerging Issues Task Force Issue 99-19 (EITF 99-19), REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, which addresses the recognition of revenues. The Company adopted EITF 99-19 during its quarter ended December 31, 2000. The adoption of EITF 99-19 required the Company to record fuel surcharges gross, as a component of revenues and expenses. As a result of the Company's adoption of EITF 99-19, all prior periods presented were reclassified to conform to the December 31, 2000 presentation.

     On January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 did not have a material impact on the Company's financial condition or results of operations.

2.   ACQUISITIONS

     The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 97,561 shares of its common stock.

     The aggregate purchase price of the acquisition consisted of the following (in thousands):

          Common stock                                            $  1,833
          Assumption of liabilities                                    331
                                                                  --------
                                                                  $  2,164
                                                                  ========

     The fair value of the assets purchased has been allocated as follows (in thousands):

          Cash                                                    $     65
          Trade receivable                                             407
          Property and equipment                                     1,149
          Other assets                                                 543
                                                                  --------
                                                                  $  2,164
                                                                  ========

     The Company acquired the stock of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 228,788 shares of common stock from its treasury shares. These shares were valued at fair market value less a discount due to the restricted nature of these shares. The Company has completed its initial allocation of the purchase price; adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon future earnings may be necessary over a two-year period. The first year earn-out period is from April 1, 2000 to March 31, 2001. At the end of this period, an adjustment in the form of additional shares of the Company's common stock up to a maximum of 45,000 shares is possible. Along with these shares of stock, a cash bonus up to $495,000 is possible. The second, and final year, for an earn-out is for the period of April 1, 2001 to March 31, 2002. At the end of this period, an adjustment in the form of additional shares of the Company's stock up to a maximum of 60,000 shares is possible. Along with these shares of stock, a cash bonus up to $660,000 is possible.

     The aggregate purchase price of the acquisition consisted of the following (in thousands):

          Cash                                                    $ 4,000
          Issuance of Treasury stock                                2,949
          Assumption of liabilities                                20,830
                                                                  -------
                                                                  $27,779
                                                                  =======

     The fair value of the assets purchased has been allocated as follows (in thousands):

          Cash                                                    $ 2,528
          Trade receivable                                          4,360
          Property and equipment                                   14,400
          Intangible assets                                         5,598
          Other assets                                                893
                                                                  -------
                                                                  $27,779
                                                                  =======

     The following unaudited pro forma information is not indicative of the actual results, which would have occurred had the acquisitions been consummated at the beginning of such periods or of future consolidated operations of the Company. The unaudited pro forma financial information is based on the purchase method of accounting and reflects an adjustment to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the unaudited pro forma adjustments.

                                                             Year Ended December 31,
                                                 --------------------------------------------
                                                     2000            1999            1998
                                                 ------------    ------------    ------------
                                                  (Unaudited)     (Unaudited)     (Unaudited)
          Total revenues                         $226,603,099    $185,744,068    $158,381,089
          Net income                               18,200,636      16,911,274      15,307,131
            Basic earnings per share                     1.22            1.11            1.00
            Diluted earnings per share                   1.21            1.09             .98

          Weighted average shares outstanding
            Basic                                  14,917,688      15,240,330      15,295,316
            Diluted                                15,078,021      15,482,726      15,589,214

3.   LINE OF CREDIT AND LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                                           2000              1999
                                                                                       ------------      ------------
          Note  payable to financial  institution  with  monthly  principal  and interest  payments  of  $192,558  through  October  2003;  the note is
          unsecured with interest at a fixed rate of 5.75%                             $  6,022,254      $  7,919,648

          Notes  payable to a  commercial  lender  with  monthly  principal  and interest  payments of  approximately  $29,700 through  $75,500,  and a final payment of $4,799,862 in November 2002. The notes are secured by
          certain revenue equipment with interest rates from 6.95% to 6.99%               5,695,597         6,549,691

          Notes  payable  to  commercial  lenders  with  monthly  principal  and interest  payments of approximately  $3,100 through $55,100,  expiring through  February  2003.  The notes are  secured  by  certain  revenue
          equipment with interest rates from 6.75% to 8.25%                               8,645,285                --
                                                                                       ------------      ------------
                                                                                         20,363,136        14,469,339
                                                                                         (5,477,868)       (2,733,688)
                                                                                       ------------      ------------
              Less - current portion                                                   $ 14,885,268      $ 11,735,651
                                                                                       ============      ============

     Long-term debt maturities are as follows:

          2001                                                 $  5,477,869
          2002                                                   12,821,069
          2003                                                    2,064,198
                                                               ------------
                                                               $ 20,363,136
                                                               ============

     The Company has a $50,000,000 revolving line of credit (see Note 6) with principal due at maturity, July 2003, and interest payable monthly at two options (prime or LIBOR plus .625%). The available credit at December 31, 2000 under this line of credit is $13.7 million.

     Under the terms of the line of credit and notes payable, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2000.

4.   INCOME TAXES

     Income tax expense consists of the following:

                                        2000            1999            1998
                                    -----------     -----------     -----------
          Current income taxes:
            Federal                 $ 4,118,681     $ 4,198,003     $ 4,464,200
            State                       925,958         900,925       1,217,000
                                    -----------     -----------     -----------
                                      5,044,639       5,098,928       5,681,200
                                    -----------     -----------     -----------
          Deferred income taxes:
            Federal                   4,652,261       4,044,413       3,040,700
            State                     1,163,100       1,006,659         654,100
                                    -----------     -----------     -----------
                                      5,815,361       5,051,072       3,694,800
                                    -----------     -----------     -----------
                                    $10,860,000     $10,150,000     $ 9,376,000
                                    ===========     ===========     ===========

     The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows:

                                                   2000             1999             1998
                                               -----------      -----------      -----------
          Tax at the statutory rate (34%)      $ 9,725,764      $ 8,708,726      $ 7,725,528
          State income taxes, net of
            federal benefit                      1,134,236        1,441,274        1,650,472
                                               -----------      -----------      -----------
                                               $10,860,000      $10,150,000      $ 9,376,000
                                               ===========      ===========      ===========

     The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are as follows:

                                                                    2000             1999
                                                                -----------      -----------
          Short-term deferred tax assets:
            Claims accrual                                      $ 2,229,202      $ 1,981,998
            Other                                                   817,554          696,220
                                                                -----------      -----------
                                                                $ 3,046,756      $ 2,678,218
                                                                ===========      ===========
          Long-term deferred tax liabilities:
            Property and equipment depreciation                 $30,341,574      $20,307,452
            Prepaid expenses deducted for tax purposes            1,072,746        1,693,923
                                                                -----------      -----------
                                                                $31,414,320      $22,001,375
                                                                ===========      ===========

     In management's opinion, the Company will be able to recognize its deferred tax assets in future periods.

5.   COMMITMENTS AND CONTINGENCIES

     A. PURCHASE COMMITMENTS

     As of December 31, 2000, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $38,000,000 for delivery throughout 2001. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

     As of December 31, 2000, the Company had a commitment to purchase 3,000,000 gallons of fuel by March 31, 2001. Under the agreement, the price of fuel is set at a maximum of $1.05 per gallon. The Company will also receive a rebate of $0.09 per gallon for all gallons purchased during the agreement term. In the event that the Company fails to purchase the required quantities during any month of the agreement period, the Company will forfeit the rebate and favorable pricing for that month. Historically, the Company has purchased fuel in excess of the committed amount above.

     B. DISABILITY PLAN

     The Company has a disability plan for certain of its key employees. The plan provides disability benefits of $75,000 annually for five years if a key employee terminates employment by reason of disability. The plan is subject to termination at any time by the Board of Directors.

     C. OTHER

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     D. OPERATING LEASES

     The Company leases certain revenue equipment under noncancelable  operating
     leases.   Rent   expense   related  to  these  lease   agreements   totaled
     approximately $3.7 million for the year ended December 31, 2000.

     Future lease payments under noncancelable operating leases are as follows:

          Year Ending
          December 31,                                    Amount
          ------------                                    ------

             2001                                      $  5,562,533
             2002                                         5,636,503
             2003                                         5,015,635
             2004                                         2,581,373
             2005                                         1,644,429
                                                       ------------
               Total                                   $ 20,440,473
                                                       ============

     E. RELATED PARTY LOGISTICS LINE OF CREDIT

     The Company, through a limited liability company, has agreed to lend up to a maximum of $935,000 to a related party logistics company pursuant to a promissory note to fund start-up costs. The note is convertible into Class A Preferred Stock and is secured by a lien on certain assets. At December 31, 2000, the Company had advanced $520,200 under this promissory note. The advances are included in other assets at December 31, 2000.

6.   CLAIMS ACCRUAL

     The Company acts as a self-insurer for bodily injury and property damage claims up to $100,000 per occurrence. The Company is self-insured for workers' compensation claims up to $250,000 per occurrence. The Company is also self-insured for the loss of revenue equipment up to $12,500 per occurrence and cargo liability up to $12,500 per occurrence. Liability in excess of these amounts is covered by a third party underwriter up to $25 million.

     Subsequent to December 31, 2000, the Company increased its self-insurance levels for bodily injury and property damage up to a maximum limit of $500,000 per occurrence. Additionally, the Company's insurance policies now provide for general liability coverage up to $9.5 million per occurrence; automobile liability coverage up to $9.5 million per occurrence; cargo insurance up to $9.5 million per occurrence; and additional umbrella liability coverage up to $15 million.

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

7.   RELATED PARTY TRANSACTIONS

     The Company leases approximately eight acres and facilities from a shareholder and director, (the Shareholder) under a five year triple-net lease, with an option to extend for two additional five-year terms. The lease terms include base rent of $4,828 per month for the initial three years of the lease, and increases of 3% on the third anniversary of the commencement date, the first day of each option term, and the third anniversary of the commencement date of each option term. In September 1997, the lease was amended to include additional acreage and the monthly payment was increased to $5,923. In March 1999, the first renewal option was exercised and the monthly payment increased to $6,700. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder under this lease was approximately $81,000, $81,000 and $75,000 during 2000, 1999 and 1998, respectively.

     The Company  paid  approximately  $90,000  annually  for certain of its key employees' life insurance premiums during 2000, 1999, and 1998, respectively. A portion of the premiums paid are included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

     During 2000 and 1999, the Company purchased approximately $2,092,000 and $375,000, respectively of communications equipment from the advanced communications technology company in which it has an investment (see Note
     1).

     During 2000, the Company paid approximately $116,000 for legal services to a firm that employs a member of the Company's Board of Directors.

     As of July 31, 1999, the Company entered into a consulting agreement with a former employee, shareholder and officer of the Company to provide services related to marketing and consulting and paid this former employee approximately $50,000 and $21,000 for the years ended December 31, 2000 and 1999, respectively.

     Total Warehousing, Inc. (Total), a company owned by a shareholder and director of the Company provided general warehousing services to the Company in the amount of approximately $33,000, $64,000, and $44,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company made advances to a related party logistics company of approximately $800,000 on behalf of certain directors of the Company. The advances are included in accounts receivable at December 31, 2000. The advances have been repaid subsequent to December 31, 2000.

8.   SHAREHOLDERS' EQUITY

     In August 1998, the Board of Directors authorized the repurchase from time to time of up to 500,000 shares of the Company's common stock on the open market or in negotiated transactions depending upon market conditions and other factors. In October 1999, the Board authorized the repurchase of an additional 500,000 shares of the Company's common stock in accordance with the same terms as the repurchase authorized in August 1998. During 1999, the Company purchased 496,800 shares under the repurchase program at a total cost of $5.8 million. During 2000, certain of these shares were used to effect a business combination (see Note 2).

     During 2000, 1999 and 1998, certain non-employee Board of Director members received their director fees of $5,000 each through the issuance of common stock in equivalent shares. The Company issued a total of 888, 512 and 960 shares of common stock to certain directors during 2000, 1999 and 1998, respectively.

9.   EMPLOYEE BENEFIT PLANS

     A. 1994 STOCK OPTION PLAN

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

     Independent directors are not permitted to receive incentive stock options. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price, which may not be less than 85% of the fair market value on the date of grant, and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The 1994 Plan provides that each independent director may receive, on the date of appointment to the Board of Directors, non-qualified stock options to purchase not less than 2,500 or no more than 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of the grant.

     As permitted under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to account for stock transactions with employees and directors pursuant to the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the 1994 Plan been recorded consistent with SFAS No. 123, the Company's net income and EPS amounts would have been the following pro forma amounts for the years ended December 31:

                                            2000          1999          1998
                                        ------------  ------------  ------------
          Net income:
            As reported                 $ 17,745,186  $ 15,463,900  $ 13,346,142
            Pro forma                     17,327,911    15,192,844    13,371,055
          Earnings per share:
            As reported - Diluted EPS   $       1.18  $       1.02  $        .87
            Pro forma - Diluted EPS             1.15          1.00           .88

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998; risk free interest rate of 5.75%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 23.36%. The following weighted average assumptions were used for grants in 1999; risk free interest rate of 6.87%, expected life of six years, expected volatility of 48%, expected dividend rate of zero, and expected forfeitures of 3.75%. The following weighted average assumptions were used for grants in 2000; risk free interest rate of 7.25%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 3.04%.

     Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that had such options been considered.

                                                           2000                     1999                     1998
                                                  ---------------------    ---------------------    ---------------------
                                                               Weighted                 Weighted                 Weighted
                                                                Average                  Average                  Average
                                                               Exercise                 Exercise                 Exercise
                                                   Option        Price      Option        Price      Option        Price
                                                  ---------    -------     ---------    -------     ---------    -------
          Outstanding at beginning of year          810,186    $ 12.88       704,150    $ 11.69      791,396    $ 11.25
            Granted                                 220,400      14.44       203,550      16.94       39,750      18.58
            Exercised                              (143,357)      8.83       (36,400)      8.84      (56,100)      8.47
            Forfeited                               (32,997)     15.16       (61,114)     14.61      (70,896)     13.49
                                                  ---------                ---------                --------

          Outstanding at end of year                854,232    $ 13.87       810,186    $ 12.88      704,150    $ 11.69
                                                  =========    =======     =========    =======     ========    =======

          Exercisable at end of year                262,882    $ 10.56       230,021    $  8.30      129,129    $  8.20
                                                  =========    =======     =========    =======     ========    =======
          Weighted average fair value of
            options granted during the period                  $  7.87                  $  9.68                 $  9.65

     Options outstanding at December 31, 2000, have exercise prices between $8.00 and $21.33. There are 173,382 options outstanding with exercise prices ranging from $8.00 to $12.00 with weighted average exercise prices of $8.36 and weighted average remaining contractual lives of 4.3 years. There are 663,350 options outstanding with exercise prices ranging from $12.50 to $17.20 with weighted average exercise prices of $15.09 and weighted average contractual lives of 8.4 years. There are 17,500 options outstanding with exercise prices ranging from $19.06 to $21.33 with weighted average exercise prices of $20.54 and weighted average contractual lives of 8.4 years.

     b. 401(k) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan, as amended in 1995, provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2000, 1999, and 1998, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $136,000, $105,000 and $110,000 in 2000, 1999 and 1998, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Knight Transportation, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES included in this Report filed on Form 10-K and have issued our report thereon dated January 17, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN, LLP

Phoenix, Arizona
January 17, 2001

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2000, 1999 and 1998


                                               Balance at                                         Balance
                                               Beginning       Expense                             at End
                                               of Period       Recorded        Other             of Period
                                              -----------    -----------    -----------         -----------
Allowance for doubtful accounts:
  Year ended December 31, 2000                $   688,432    $   582,409    $  (149,466) (1)    $ 1,121,375
  Year ended December 31, 1999                    662,700        219,759       (194,027) (1)        688,432
  Year ended December 31, 1998                    457,600        366,000       (160,900) (1)        662,700

Allowance for doubtful notes receivable:
  Year ended December 31, 2000                    101,000         86,000       (106,355) (1)         80,645
  Year ended December 31, 1999                         --        101,000             --             101,000

Claims accrual:
  Year ended December 31, 2000                  4,639,993      4,056,658     (3,142,524) (2)      5,554,127
  Year ended December 31, 1999                  3,724,385      3,632,994     (2,717,386) (2)      4,639,993
  Year ended December 31, 1998                  3,463,322      2,998,459     (2,737,396) (2)      3,724,385

(1)  Represents amounts written-off

(2)  Cash paid for claims

                                   EXHIBITS TO

                           KNIGHT TRANSPORTATION, INC.

                                    FORM 10-K


                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                              KNIGHT EXHIBIT INDEX

Exhibit
Number                            Descriptions
------                            ------------

3.1 Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-83534.)

3.1.1*    First Amendment to Restated Articles of Incorporation of the Company.

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

10.2.1 Assignment and First Amendment to Net Lease and Joint Use Payment between L. Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor's interest to the R. K. Trust). (Incorporated by reference to Exhibit 10.2.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

Exhibit
Number                            Descriptions
------                            ------------

10.2.2 Second Amendment to Net Lease and Joint Use Agreement between L. Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997. (Incorporated by reference to Exhibit 10.2.2 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.3 Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona limited liability company. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 No. 33-83534.)

10.4 Loan Agreement and Revolving Promissory Note each dated March, 1996 between First Interstate Bank of Arizona, N.A. and Knight Transportation, Inc. and Quad K Leasing, Inc. (superseding prior credit facilities) (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-K for the period ending December 31,
          1996).

10.4.1 Modification Agreement between Wells Fargo Bank, N.A., as successor by merger to First Interstate Bank of Arizona, N.A., and the Company and Quad-K Leasing, Inc. dated as of May 15, 1997. (Incorporated by reference to Exhibit 10.4.1 to the Company's report on Form 10-K for the period ending December 31, 1997.)

10.4.2 Loan Agreement and Revolving Line of Credit Note each dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior revolving line of credit facilities) (Incorporated by reference to Exhibit 10.4.2 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.4.3 Term Note dated November 24, 1999, between Wells Fargo Bank, N.A. and Knight Transportation, Inc. (superseding prior credit facility) (Incorporated by reference to Exhibit 10.4.3 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.5 Amended and Restated Knight Transportation, Inc. Stock Option Plan, dated as of February 10, 1998. (Incorporated by reference to Exhibit 1 to the Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)

10.6 Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Mark Scudder and Keith Turley, and dated as of February 5, 1997 (Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-K for the period ending December 31,
          1996).

10.7 Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's report on Form 10-K for the period ended December 31, 1995.)

10.8 Purchase Agreement and Escrow Instructions dated as of July 13, 1995, between the Company, Swift Transportation Co., Inc. and United Title Agency of Arizona. (Incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-K for the period ended December 31, 1995.)

10.8.1    First  Amendment  to  Purchase  Agreement  and  Escrow   Instructions.
          (Incorporated by reference to Exhibit 10.8.1 to the Company's report on Form 10-K for the period ended December 31, 1995.)

Exhibit
Number                            Descriptions
------                            ------------

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

10.11 Master Equipment Lease Agreement dated as of October 28, 1998, between Knight Transportation Midwest, Inc., formerly known as "Knight Transportation Indianapolis, Inc." and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.12     Consulting  Agreement  dated  as  of  March  1,  2000  between  Knight
          Transportation, Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-K for the period ending December 31, 1999.)

10.13 Stock Purchase Agreement dated April 19, 2000 by and among Knight Transportation, Inc., as Buyer, John R. Fayard, Jr., and John Fayard Fast Freight, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 4, 2000.)

21.1      Subsidiaries  of the  Company.  (Incorporated  by reference to Exhibit
          21.1 to the Company's report on Form 10-K for the period ending December 31, 1995.)

23*       Consent of Arthur Andersen LLP

----------
* Filed herewith.