Form 10-K405/A
period 2000-12-31
KNIGHT TRANSPORTATION INC
filed 2001-03-22
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

                                    AMENDMENT

The Annual  Report  filed on Form 10-K  pursuant  to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 filed by Knight Transportation, Inc. on March 21, 2001 (the "Annual Report") is amended as follows to correct an erroneous date shown on the cover page to Form 10-K:

1. Paragraph number 3 on the front cover page of the Annual Report is deleted in its entirety and replaced with the following, for the purpose of showing the correct date:

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2001, was $179,452,361.25 (based upon $21.25 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

2. Paragraph number 4 on the front cover page of the Annual Report is deleted in its entirety and replaced with the following, for the purpose of showing the correct date:

The number of shares outstanding of the registrant's common stock as of March 20, 2001 was approximately 15,384,760.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this Amendment No. 1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KNIGHT TRANSPORTATION, INC.



Date: March 21, 2001               By: /s/ Kevin P. Knight
                                      ------------------------------------------
                                       Kevin P. Knight, Chief Executive Officer



                                   By: /s/ Timothy M. Kohl
                                      ------------------------------------------
                                       Timothy M. Kohl, Chief Financial Officer,
                                       Secretary