Form 10-Q
period 2001-03-31
KNIGHT TRANSPORTATION INC
filed 2001-05-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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


                                  602-269-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of May 11, 2001 was 23,081,163 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000                                         1

          Consolidated Statements of Income for the Three Months
            ended March 31, 2001 and March 31, 2000                       3

          Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 2001 and March 31, 2000                4

          Notes to Consolidated Financial Statements                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK           13

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 14

ITEM 2. CHANGES IN SECURITIES                                             14

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                   14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5. OTHER INFORMATION                                                 14

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURES                                                                16

INDEX TO EXHIBITS                                                         18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $   4,564,962     $   6,151,383
  Accounts receivable, net                        28,064,929        33,923,878
  Notes receivable                                   266,618           143,576
  Inventories and supplies                           936,044           792,683
  Prepaid expenses                                 8,051,835         5,018,559
  Deferred tax asset                               3,095,814         3,046,756
                                               -------------     -------------
       Total current assets                       44,980,202        49,076,835
                                               -------------     -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                           12,845,217        11,309,547
  Buildings and improvements                      11,213,113         9,684,086
  Furniture and fixtures                           5,694,189         5,620,344
  Shop and service equipment                       1,743,869         1,435,818
  Revenue equipment                              154,084,643       156,429,863
  Leasehold improvements                             629,484           611,475
                                               -------------     -------------

                                                 186,210,515       185,091,133

  Less: Accumulated depreciation                 (46,145,320)      (42,113,992)
                                               -------------     -------------

PROPERTY AND EQUIPMENT, net                      140,065,195       142,977,141
                                               -------------     -------------
NOTES RECEIVABLE - long-term
                                                   1,212,351         1,398,475
                                               -------------     -------------
OTHER ASSETS                                      16,345,642        13,531,568
                                               -------------     -------------

                                               $ 202,603,390     $ 206,984,019
                                               =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   4,340,707     $   6,125,474
  Accrued liabilities                              6,634,225         4,406,341
  Current portion of long-term debt                3,979,214         5,477,868
  Claims accrual                                   5,753,105         5,554,127
                                               -------------     -------------

       Total current liabilities                  20,707,251        21,563,810

LINE OF CREDIT                                    30,200,000        34,000,000
LONG - TERM DEBT, less current portion             9,140,878        14,885,268
DEFERRED INCOME TAXES                             31,600,574        31,414,320
                                               -------------     -------------

       Total liabilities                          91,648,703       101,863,398
                                               -------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    Authorized 50,000,000 shares,
    None issued and outstanding                           --                --
  Common stock, $0.01 par value; authorized
    100,000,000 shares; issued 23,071,377
    and 22,890,300 at March 31, 2001 and
    December 31, 2000; outstanding 22,669,359
    and 22,488,282 at March 31, 2001 and
    December 31, 2000, respectively                  153,809           152,602
  Additional paid-in capital                      30,686,876        28,908,193
  Retained earnings                               83,432,892        79,196,334
  Accumulated other comprehensive loss              (182,382)               --
  Less treasury stock, at cost (402,018 shares
    at March 31, 2001 and  December 31, 2000)     (3,136,508)       (3,136,508)
                                               -------------     -------------

       Total shareholders' equity                110,954,687       105,120,621
                                               -------------     -------------

                                               $ 202,603,390     $ 206,984,019
                                               =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUE:
  Revenue, before fuel surcharge                   $ 54,047,606    $ 43,568,834
  Fuel surcharge                                      2,615,415       1,511,909
                                                   ------------    ------------

       Total revenue                                 56,663,021      45,080,743
                                                   ------------    ------------
OPERATING EXPENSES:
  Salaries, wages and benefits                       18,334,804      14,075,995
  Fuel - gross                                        9,182,112       6,946,706
  Operations and maintenance                          3,121,887       2,479,047
  Insurance and claims                                2,056,524         723,314
  Operating taxes and licenses                        1,655,549       1,658,606
  Communications                                        398,920         309,470
  Depreciation and amortization                       4,867,169       4,152,982
  Lease expense - revenue
    equipment                                         1,851,736              --
  Purchased transportation                            5,852,026       6,813,472
  Miscellaneous operating
    expenses                                          1,533,958       1,047,424
                                                   ------------    ------------
                                                     48,854,685      38,207,016
                                                   ------------    ------------

       Income from operations                         7,808,336       6,873,727
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                       156,765         287,423
  Interest expense                                     (868,543)       (788,385)
                                                   ------------    ------------

                                                       (711,778)       (500,962)
                                                   ------------    ------------

       Income before taxes                            7,096,558       6,372,765

INCOME TAXES                                         (2,860,000)     (2,500,000)
                                                   ------------    ------------

       Net income                                  $  4,236,558    $  3,872,765
                                                   ============    ============
Net income per common share and
  common share equivalent:

  Basic                                            $       0.19    $       0.18
                                                   ============    ============

  Diluted                                          $       0.18    $       0.17
                                                   ============    ============
Weighted average number of common shares and common share equivalents outstanding:

  Basic                                              22,609,861      21,943,762
                                                   ============    ============
  Diluted                                            23,046,994      22,227,757
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31
                                                                           -------------------------------
                                                                               2001               2000
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $  4,236,558       $  3,872,765
 Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                                              4,867,169          4,152,982
   Non-cash compensation expense for issuance of
    common stock to certain members of board of directors                         7,500              7,500
   Allowance for doubtful accounts                                               82,284             57,491
   Deferred income taxes                                                        137,196          2,112,370
 Changes in assets and liabilities, net of businesses acquired:
   Decrease (increase) in trade receivables                                   5,776,665         (4,589,036)
   Increase in inventories and supplies                                        (143,361)           (13,084)
   Increase in prepaid expenses                                              (3,033,276)        (2,737,554)
   Increase in other assets                                                    (900,660)        (1,313,927)
   (Decrease) increase in accounts payable                                     (733,689)         4,219,361
   Increase in accrued liabilities and claims accrual                         2,244,480          2,976,181
                                                                           ------------       ------------

       Net cash provided by operating activities                             12,540,866          8,745,049
                                                                           ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of property and equipment, net                                   (3,868,637)       (13,039,879)
   Reductions (additions) to notes receivable, net                               63,082           (761,177)
                                                                           ------------       ------------

       Net cash used in investing activities                                 (3,805,555)       (13,801,056)
                                                                           ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                                              Three Months Ended
                                                                                   March 31
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments) borrowings on line of credit, net                              (3,800,000)      6,722,332
 Payments of long-term debt                                                (7,243,044)       (686,796)
 Decrease in accounts payable - equipment                                  (1,051,078)     (4,261,659)
 Proceeds from exercise of stock options                                    1,772,390         186,770
                                                                         ------------    ------------
       Net cash (used in) provided by
        financing activities                                              (10,321,732)      1,960,647
                                                                         ------------    ------------

          NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,586,421)     (3,095,360)

CASH AND CASH EQUIVALENTS, beginning of period                              6,151,383       3,294,827
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                 $  4,564,962    $    199,467
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURES:

 Non-cash investing and financing transactions:
   Equipment acquired by
   Accounts payable                                                      $         --    $  1,896,561

 Cash Flow Information:
   Income taxes paid                                                     $    134,167    $    865,450
   Interest paid                                                              882,326         778,730

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL INFORMATION

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd.; KTeCom, L.L.C.; and John Fayard Fast Freight, Inc. (hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000 is as follows:

                                                        Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                        2001             2000
                                                     -----------     -----------
Weighted average common
  shares outstanding  - Basic                         22,609,861      21,943,762

Effect of stock options                                  437,133         283,995
                                                     -----------     -----------

Weighted average common
  share and common share
  equivalents outstanding -
  diluted                                             23,046,994      22,227,757
                                                     ===========     ===========

Net income                                           $ 4,236,558     $ 3,872,765
                                                     ===========     ===========
       Net income per common share and
         common share equivalent
           Basic                                     $      0.19     $      0.18
                                                     ===========     ===========
           Diluted                                   $      0.18     $      0.17
                                                     ===========     ===========

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the period was as follows:

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                      2001               2000
                                                   -----------       -----------
Net Income                                         $ 4,236,558       $ 3,872,765

Other comprehensive income (loss):
Interest rate swap agreement
  fair market value adjustment                        (182,382)              -0-
                                                   -----------       -----------

Comprehensive income                               $ 4,054,176       $ 3,872,765
                                                   ===========       ===========

NOTE 4. ACQUISITION

The Company acquired the stock of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The Company's consolidated financial statements include the operations of this subsidiary from the date of acquisition. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB Opinion No. 16. In conjunction with the acquisition, the Company issued 343,182 shares of common stock from its treasury shares. These shares were valued at fair market value less a discount due to the restricted nature of these shares. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon earnings may be necessary. This earn-out adjustment may be in the form of additional shares of the Company's common stock and/or cash.

The aggregate purchase price of the acquisition consisted of the following, in thousands:

         Cash                                         $ 4,000
         Common stock                                   2,949
         Assumption of liabilities                     20,830
                                                      -------
            Total                                     $27,779
                                                      =======

The fair value of the assets and liabilities purchased has been allocated as follows, in thousands:

         Cash                                         $ 2,528
         Accounts receivable                            4,360
         Property and equipment                        12,253
         Intangible assets                              7,745
         Other assets                                     893
                                                      -------
            Total assets                              $27,779
                                                      =======

NOTE 5. SEGMENT INFORMATION

The Company has six operating segments; however, it has determined that it has one reportable segment. Five of the segments are managed based on similar economic characteristics. Each of the five regional operating divisions provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

NOTE 6. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June, 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. This statement was adopted by the Company effective January 1, 2001. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

NOTE 8. RECAPITALIZATION AND STOCK SPLIT

On May 9, 2001 the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split will be paid on June 1, 2001 to stockholders of record as of the close of business on May 18, 2001.

The stock split has been given retroactive recognition in all periods presented in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could"
"expects," "anticipates'" and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, discussed in the section entitled "Factors That May Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this Quarterly Report.

RESULTS OF OPERATIONS

The Company's revenue, before fuel surcharge, for the three months ended March 31, 2001, increased by 24.0% to $54.0 million from $43.6 million over the same period in 2000.

The increase in revenue, before fuel surcharge, resulted from expansion of the Company's customer base and increased volume from existing customers. This was facilitated by the continued expansion of the Company's fleet, including approximately 225 tractors acquired in the April 19, 2000 acquisition of John Fayard Fast Freight, Inc. The Company's fleet increased by 32.2% to 1,714 tractors (including 221 owned by independent contractors) as of March 31, 2001, from 1,297 tractors (including 259 owned by independent contractors) as of March 31, 2000.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.9% for the three months ended March 31, 2001, from 32.3% for the same period in 2000. This increase was primarily the result of the increase in the ratio of Company drivers to independent contractors. At March 31, 2001, 87% of the Company's fleet was operated by Company drivers, compared to 80% at March 31, 2000. This increase was also due to decreased utilization of the Company's revenue equipment. The Company's insurance program for medical claims which involves self insurance with risk retention levels, was higher for the 2001 period compared to the 2000 period. Claims in excess of these retention levels are covered by insurance which management considers adequate. The Company records the cost of this medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. For Company drivers and non-driving employees, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue, before fuel surcharge, to 12.2% for the three months ended March 31, 2001, from 12.5% for the same period in 2000. This decrease was primarily the result of the Company's efforts to obtain reimbursement for fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 5.8% for the three months ended March 31, 2001 from 5.7% for the same period in 2000. This increase was due primarily to the increase in the ratio of Company tractors to independent contractors, from 80% in the three months ended March 31, 2000 compared to 87% for the same period in 2001. Also, decreased utilization of the Company's fleet contributed to an increase in the operations and maintenance expense ratio.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 3.8% for the three months ended March 31, 2001, from 1.7% for the same period in 2000. The primary reason for this increase is due to recent trends in the insurance market reflecting an increase in premium expense and increased retention levels. Also, this increase was a result of decreased utilization of the Company's fleet. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends.

For the three months ended March 31, 2001, operating taxes and licenses as a percentage of revenue, before fuel surcharge, decreased to 3.1% compared to 3.8% for the same period in 2000. This decrease was due to improved management of these expenses.

Communications expense as a percentage of revenue, before fuel surcharge, for the three months ended March 31, 2001 and 2001, remained constant at 0.7%.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 9.0% for the three month period ended March 31, 2001, from 9.5% for the same period in 2000. This decrease was related to the increase in lease expenses incurred for revenue equipment under operating lease agreements.

Lease Expense - Revenue Equipment as a percentage of revenue, before fuel surcharge, was 3.4% for the three months ended March 31, 2001 compared to 0.0% for the same period in 2000, due to the Company's initiation of a leasing program to obtain additional revenue equipment. Under this program, the Company leases 471 tractors under operating leases with an average term of 3.5 years.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 10.8% for the three months ended March 31, 2001, from 15.6% for the same period in 2000. This decrease was primarily due to the decrease in the percentage of independent contractors to Company drivers to 13% as of March 31, 2001, from 20% as of March 31, 2000. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.8% for the three months ending March 31, 2001 compared to 2.4% for the same period in 2000. This increase was primarily the result of decreased utilization of the Company's fleet and an increase in corporate travel expenses.

As a result of the above factors, the Company's operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the three months ended March 31, 2001, increased to 85.6% from 84.2% for the same period in 2000.

For the three months ended March 31, 2001, net interest expense increased to 1.3% as a percentage of revenue, before fuel surcharge, compared to 1.1% for the same period in 2000. This increase was primarily due to the reduction of interest income during the quarter ended March 31, 2001, compared to the same period in 2000, resulting from the lower outstanding notes receivable balance in the 2001 period. The Company's long-term debt balance was reduced approximately $7.2 million during the three months ended March 31, 2001 resulting in a lower average debt balance during this period.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company's net income as a percentage of revenue, before fuel surcharge, was 7.8% for the three months ended March 31, 2001, compared to 8.9% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's line of credit with its primary lender. Net cash provided by operating activities was approximately $12.5 million for the first three months of 2001, compared to $8.7 million for the corresponding period in 2000.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements, totaled $3.9 million for the first three months of 2001 compared to $14.9 million for the same period in 2000.

Net cash used in financing activities and direct financing was approximately $10.3 million for the first three months of 2001 compared to net cash provided of $2.0 million for the same period in 2000. Net cash used in financing activities during the first three months of 2001 was primarily for the payment of long-term debt and the Company's line of credit.

The Company maintains a line of credit totaling $50 million with its lender and uses this line to finance the acquisition of revenue equipment and other corporate uses to the extent the Company's need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. The average interest rate for the three months ended March 31, 2001 was 6.41%. Borrowings under the line of credit amounted to $30.2 million at March 31, 2001. The line of credit expires in July 2003.

In October, 1998, the Company entered into a $10 million term loan with its primary lender which will mature in September 2003. The interest is at a fixed percentage of 5.75%. The note is unsecured and has an outstanding balance of $5,528,875 as of March 31, 2001, with $2,042,020 due in the next 12 months.

During 1999 the Company entered into notes payable agreements with a commercial lender which will mature in October and November 2002. The notes are secured by certain revenue equipment with interest rates from 6.95% to 6.99%. The notes had outstanding balances totaling $5,477,579 at March 31, 2001, with $911,414 due in the next 12 months.

The Company through a subsidiary, has entered into lease agreements under which it leased revenue equipment. The Company has guaranteed all revenue equipment leases. The total amount financed under these agreements as of March 31, 2001 was $27,904,600, with interest rates from 5.17% to 6.58%, with $5,413,986 due in the next 12 months.

John Fayard Fast Freight, Inc., a wholly-owned subsidiary of the Company, had a total of $10,092,100 in revenue equipment financed under lease agreements at March 31, 2001, with interest rates from 6.75% to 8.25%, with $2,057,484 due in the next 12 months.

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

To date, the Company's revenue has not shown any significant seasonal pattern. Because the Company operates primarily in Arizona, California and the western United States, winter weather conditions have generally not adversely affected the Company's business. The current expansion of the Company's operations in the Midwest, on the East Coast, the Southeast and Gulf Coast regions, could expose the Company to greater operating variances due to seasonal weather in these regions. Recent shortage of energy issues in California could result in an adverse effect on the operations of the Company and demand for the Company's services should these shortages continue or increase. This risk may exist in the other regions the Company operates in depending upon future changes in the energy industry.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999, the Company began to experience increases in fuel costs, as a result of conditions in the petroleum industry. The Company has also recently experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2001 and may affect the Company's operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and has been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company's ability to continue to obtain rate increases or fuel surcharge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

The Company is exposed to market risk changes in interest rate on debt and from changes in commodity prices.

     INTEREST RATE RISK

The Company is subject to interest rate risk to the extent it borrows against its line of credit or incurs debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by managing the amount of debt the Company carries. The Company has entered into an interest rate swap agreement with its primary lender to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates could have a material adverse effect on the Company's financial condition if the Company's debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in the Company's exposure to interest rate fluctuation or in how that exposure is managed by the Company. The Company has not issued corporate debt instruments.

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

For the three-month period ended March 31, 2001, fuel expense, net of fuel surcharge, represented 14.2% of the Company's operating expenses, net of fuel surcharge, compared to 14.8% for the same period ending in 2000. In August, 2000, the Company entered into an agreement to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under that arrangement, the Company was obligated to purchase certain minimum volumes of diesel fuel for the period beginning October 1, 2000, through March 31, 2001, at a guaranteed price per gallon. If during the 48 month period following March 31, 2001, the price of the heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during the 48-month period, the difference between $.58 per gallon and the NY MX HO average price for the minimum volume commitment.

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

Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 2001.)

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.



Date: May 11, 2001                      By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer




Date: May 11, 2001                      By: /s/ Timothy Kohl
                                            ------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31,
                        2001 Commission File No. 0-24946

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