Form 10-Q
period 2001-06-30
KNIGHT TRANSPORTATION INC
filed 2001-08-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 10, 2001 was 23,112,824 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2001
         And December 31, 2000                                                 1

        Consolidated Statements of Income for the Three Months
         And Six Months Ended June 30, 2001 and June 30, 2000                  3

        Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and June 30, 2000                                 4

        Notes to Condensed Consolidated Financial Statements                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK               15

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     16

ITEM 2. CHANGES IN SECURITIES                                                 16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

ITEM 5. OTHER INFORMATION                                                     17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      17

SIGNATURES                                                                    18

INDEX TO EXHIBITS                                                             20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------
                                              (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   1,987,949      $   6,151,383
  Accounts receivable, net                      31,773,320         33,923,878
  Notes receivable, net                            718,830            143,576
  Inventories and supplies                         897,023            792,683
  Prepaid expenses                               7,951,406          5,018,559
  Deferred tax asset                             3,401,125          3,046,756
                                             -------------      -------------

         Total current assets                   46,729,653         49,076,835
                                             -------------      -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                         12,848,460         11,309,547
  Buildings and improvements                    11,230,356          9,684,086
  Furniture and fixtures                         5,824,383          5,620,344
  Shop and service equipment                     1,743,088          1,435,818
  Revenue equipment                            157,779,938        156,429,863
  Leasehold improvements                           636,500            611,475
                                             -------------      -------------

                                               190,062,725        185,091,133
  Less: Accumulated depreciation               (48,194,035)       (42,113,992)
                                             -------------      -------------

PROPERTY AND EQUIPMENT, net                    141,868,690        142,977,141
                                             -------------      -------------
NOTES RECEIVABLE - long-term                     3,222,591          1,398,475
                                             -------------      -------------
OTHER ASSETS                                    16,879,886         13,531,568
                                             -------------      -------------

                                             $ 208,700,820      $ 206,984,019
                                             =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                            June 30, 2001    December 31, 2000
                                                            -------------    -----------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $   5,854,116      $   6,125,474
  Accrued liabilities                                           6,687,080          4,406,341
  Current portion of long-term debt                             4,864,429          5,477,868
  Claims accrual                                                5,212,525          5,554,127
                                                            -------------      -------------

     Total current liabilities                                 22,618,150         21,563,810
                                                            -------------      -------------

LINE OF CREDIT                                                 30,200,000         34,000,000
LONG - TERM DEBT, less current portion                          7,504,809         14,885,268
DEFERRED INCOME TAXES                                          31,956,043         31,414,320
                                                            -------------      -------------

     Total liabilities                                         92,279,002        101,863,398
                                                            -------------      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; authorized
   50,000,000 shares, none issued and outstanding                      --                 --
  Common stock, $0.01 par value; authorized 100,000,000
   shares; issued 23,111,160 and 22,890,300 shares at
   June 30, 2001 and December 31, 2000; outstanding
   22,709,142 and 22,488,282 shares at June 30, 2001
   and December 31, 2000, respectively                            231,112            228,903
  Additional paid-in capital                                   30,987,423         28,831,892
  Retained earnings
  Accumulated other comprehensive income                       88,492,985         79,196,334
  Less treasury stock, at cost (402,018 shares                   (153,194)                --
   at June 30, 2001 and  December 31, 2000)                    (3,136,508)        (3,136,508)
                                                            -------------      -------------

     Total shareholders' equity                               116,421,818        105,120,621
                                                            -------------      -------------

                                                            $ 208,700,820      $ 206,984,019
                                                            =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended                Six Months Ended
                                                    June 30                           June 30
                                         ------------------------------    ------------------------------
                                             2001             2000             2001             2000
                                         -------------    -------------    -------------    -------------
REVENUE
  Revenue, before fuel surcharge         $  58,697,743    $  51,675,992    $ 112,745,349    $  95,244,826
  Fuel surcharge                             2,490,201        1,947,149        5,105,616        3,459,058
                                         -------------    -------------    -------------    -------------

     Total revenue                          61,187,944       53,623,141      117,850,965       98,703,884
                                         -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Salaries, wages and benefits              19,540,189       17,493,054       37,874,993       31,569,049
  Fuel                                       9,959,204        8,451,524       19,141,316       15,398,230
  Operations and maintenance                 3,172,348        2,767,002        6,294,236        5,162,152
  Insurance and claims                       2,194,052        1,239,795        4,250,575        1,963,109
  Operating taxes and licenses               1,721,676        1,931,820        3,377,225        3,590,426
  Communications                               450,283          402,657          849,204          712,364
  Depreciation and amortization              4,826,744        4,802,468        9,693,913        8,955,449
  Lease expense - revenue equipment          2,140,948          811,719        3,992,684          895,616
  Purchased transportation                   6,167,230        6,279,514       12,019,256       13,092,985
  Miscellaneous operating expenses           1,929,259        1,371,673        3,463,216        2,418,861
                                         -------------    -------------    -------------    -------------
                                            52,101,933       45,551,226      100,956,618       83,758,241
                                         -------------    -------------    -------------    -------------

  Income from operations                     9,086,011        8,071,915       16,894,347       14,945,643
                                         -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                              153,954          323,873          310,719          611,296
  Interest expense                            (639,872)      (1,120,038)      (1,508,415)      (1,908,424)
                                         -------------    -------------    -------------    -------------

                                              (485,918)        (796,165)      (1,197,696)      (1,297,128)
                                         -------------    -------------    -------------    -------------

  Income before taxes                        8,600,093        7,275,750       15,696,651       13,648,515

INCOME TAXES                                (3,540,000)      (2,680,000)      (6,400,000)      (5,180,000)
                                         -------------    -------------    -------------    -------------
  Net income                             $   5,060,093    $   4,595,750    $   9,296,651    $   8,468,515
                                         =============    =============    =============    =============

Net income per common share and common
 share equivalent:
  Basic                                  $        0.22    $        0.21    $        0.41    $        0.39
                                         =============    =============    =============    =============
  Diluted                                $        0.22    $        0.20    $        0.40    $        0.38
                                         =============    =============    =============    =============
Weighted average number of common
 shares and common share equivalents
 outstanding:
  Basic                                     22,694,320       21,988,217       22,645,303       21,966,425
                                         =============    =============    =============    =============
  Diluted                                   23,202,283       22,518,579       23,123,647       22,374,168
                                         =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  9,296,651    $  8,468,515
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation and amortization                                     9,693,913       8,955,449
  Allowance for doubtful accounts                                     164,813         161,134
  Valuation allowance - notes receivable                                    0         635,902
  Deferred income taxes                                               187,354       2,169,846
Changes in assets and liabilities, net of businesses acquired:
  Decrease (increase) in trade receivables                          1,985,745      (4,774,105)
  Increase in inventories and supplies                               (104,340)       (103,116)
  Increase in prepaid expenses                                     (2,932,847)     (3,927,918)
  Decrease in accounts payable                                       (271,358)       (156,174)
  Increase in accrued liabilities and claims accrual                1,785,943       2,238,725
                                                                 ------------    ------------

       Net cash provided by operating activities                   19,805,874      13,668,258
                                                                 ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (10,360,609)    (20,457,798)
  Increase in other assets                                         (1,573,171)     (4,766,525)
  Cash received from business acquired                                      0       2,528,420
  Proceeds from sale of notes receivable                                    0      10,091,165
  Increase in notes receivable, net                                (2,399,370)     (2,054,874)
                                                                 ------------    ------------

       Net cash used in investing activities                      (14,333,150)    (14,659,612)
                                                                 ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                     Six Months Ended
                                                         June 30
                                                --------------------------
                                                    2001           2000
                                                -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  (Payments) borrowing on line of credit, net    (3,800,000)     9,587,421
  Payments of long-term debt                     (7,993,898)    (6,671,531)
  Decrease in accounts payable - equipment                0     (4,261,659)
  Proceeds from exercise of stock options         2,157,740        955,380
                                                -----------    -----------

       Net cash used in financing activities     (9,636,158)      (390,389)
                                                -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (4,163,434)    (1,381,743)
CASH AND CASH EQUIVALENTS,
  Beginning of period                             6,151,383      3,294,827
                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period        $ 1,987,949    $ 1,913,084
                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES:
  Cash Flow Information:
    Income taxes paid                           $ 2,518,731    $ 3,345,825
    Interest paid                                 1,521,261      1,881,949

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2001 and 2000 is as follows:

                                       Three Months Ended            Six Months Ended
                                             June 30                     June 30
                                    -------------------------   -------------------------
                                        2001          2000          2001          2000
                                    -----------   -----------   -----------   -----------
Weighted average common
  shares outstanding  - Basic        22,694,320    21,988,217    22,645,303    21,966,425

Effect of stock options                 507,963       530,362       478,344       407,743
                                    -----------   -----------   -----------   -----------

Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                            23,202,283    22,518,579    23,123,647    22,374,168
                                    ===========   ===========   ===========   ===========

Net income                          $ 5,060,093   $ 4,595,750   $ 9,296,651   $ 8,468,515
                                    ===========   ===========   ===========   ===========

  Net income per common share and
  common share equivalent
    Basic                           $      0.22   $      0.21   $      0.41   $      0.39
                                    ===========   ===========   ===========   ===========
    Diluted                         $      0.22   $      0.20   $      0.40   $      0.38
                                    ===========   ===========   ===========   ===========

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the period was as follows:

                                          Three Months Ended           Six Months Ended
                                               June 30                     June 30,
                                      -------------------------   --------------------------
                                          2001          2000          2001           2000
                                      -----------   -----------   -----------    -----------
Net Income                            $ 5,060,093   $ 4,595,750   $ 9,296,651    $ 8,468,515

Other comprehensive income (loss):
Interest rate swap agreement - fair
market value adjustment                    29,188           -0-      (153,194)           -0-
                                      -----------   -----------   -----------    -----------

Comprehensive income                  $ 5,089,281   $ 4,595,750   $ 9,143,457    $ 8,468,515
                                      ===========   ===========   ===========    ===========

NOTE 4. ACQUISITION

The Company acquired the assets of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The Company's consolidated financial statements include the operations of this subsidiary from the date of acquisition. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with Accounting Principles Board ("APB") Opinion No. 16. In conjunction with the acquisition, the Company issued 343,182 shares of common stock from its treasury shares. These shares were valued at fair market value less a discount due to the restricted nature of these shares. Adjustments to the purchase price allocations, if any, are not expected to have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon earnings may be necessary. This earn-out adjustment may be in the form of additional shares of the Company's common stock and/or cash.

The aggregate purchase price of the acquisition consisted of the following, in thousands:

             Cash                        $ 4,000
             Common stock                  2,949
             Assumption of liabilities    20,830
                                         -------
                Total                    $27,779
                                         =======

The fair value of the assets purchased has been allocated as follows, in thousands:

             Cash                        $ 2,528
             Accounts receivable           4,360
             Property and equipment       12,253
             Intangible assets             7,745
             Other assets                    893
                                         -------
                Total                    $27,779
                                         =======

NOTE 5. SEGMENT INFORMATION

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

NOTE 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

NOTE 8. RECAPITALIZATION AND STOCK SPLIT

On May 9, 2001, the Board of Directors approved a three for two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on June 1, 2001, to stockholders of record as of the close of business on May 18, 2001. The number of common shares authorized, issued and outstanding, and all per share amounts, have been adjusted to reflect the stock split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may", "could", "expects," "anticipates", and "likely", and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That may Affect Future Results," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this Quarterly report.

RESULTS OF OPERATIONS

The Company's revenue, before fuel surcharge, for the six months ended June 30, 2001, increased by 18.4% to $112.7 million from $95.2 million over the same period in 2000. For the three months ended June 30, 2001, revenue, before fuel surcharge, increased by 13.6% to $58.7 million from $51.7 million over the same period in 2000.

The increase in revenue, before fuel surcharge, resulted from expansion of the Company's customer base and increased volume from existing customers. This was facilitated by the continued expansion of the Company's fleet, including the addition of approximately 225 tractors in the April 19, 2000 acquisition of John Fayard Fast Freight, Inc. The Company's fleet increased by 15.4% to 1,797 tractors (including 209 owned by independent contractors) as of June 30, 2001, from 1,557 tractors (including 243 owned by independent contractors) as of June 30, 2000.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.6% for the six months ended June 30, 2001, from 33.1% for the same period in 2000. This increase was primarily the result of the increase in the ratio of Company drivers to independent contractors. At June 30, 2001, 88% of the Company's fleet was operated by Company drivers, compared to 84% at June 30, 2000. For the three months ended June 30, 2001, salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 33.3% from 33.9% for the same period in 2000. This decrease was the result of the Company's efforts to improve the ratio of non-driving employees to tractors by utilizing technology to increase efficiencies. The Company's insurance program for medical claims which involves self- insurance with risk retention levels, was higher for the 2001 period compared to the 2000 period. Claims in excess of these retention levels are covered by insurance, which management considers adequate. The Company records the cost of medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. For Company drivers, the Company records accruals for worker's compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense, net of fuel surcharge, remained consistent as a percentage of revenue, before fuel surcharge, at 12.5% for the six months ended June 30, 2001 and for the same period in 2000. For the three months ended June 30, 2001, fuel expense as a percentage of revenue, before fuel surcharge, increased to 12.7% from 12.6% for the same period in 2000. This increase was primarily the result of recent higher fuel costs per gallon, as well as the increase in the ratio of Company vehicles to independent contractors. Independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 5.6% for the six months ended June 30, 2001 from 5.4% for the same period in 2000. This increase was primarily due to the increase in the ratio of Company vehicles to independent contractors. For the three months ended June 30, 2001 and for the same period in 2000, operations and maintenance expense as a percentage of revenue, before fuel surcharge, remained consistent at 5.4%.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 3.8% for the six months ended June 30, 2001, from 2.1% for the same period in 2000. For the three months ended June 30, 2001, insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 3.7% from 2.4% for the same period in 2000. These variations reflect the effect of the increases in insurance rates and self-insurance retention levels incurred during the 2001 periods compared to the same periods in 2000.

Operating taxes and licenses decreased as a percentage of revenue, before fuel surcharge, to 3.0% for the six months ended June 30, 2001, from 3.8% for the same period in 2000. For the three months ended June 30, 2001, operating taxes and licenses as a percentage of revenue, before fuel surcharge, decreased to 2.9% compared to 3.7% for the same period in 2000. These decreases were due to overall improved management of the tractor and trailer licensing in the various states the Company operates in.

Communications expense as a percentage of revenue, before fuel surcharge, for both the six months and three months ended June 30, 2001 remained relatively consistent with the same periods in 2000, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 8.6% for the six month period ended June 30, 2001, from 9.4% for the same period in 2000. For the three months ended June 30, 2001, depreciation and amortization decreased as a percentage of revenue, before fuel surcharge, to 8.2% from 9.3% for the same period in 2000. These decreases were due to the initiation of a leasing program as described below.

Lease Expense - Revenue Equipment as percentage of revenue, before fuel surcharge, was 3.5% for the six months ended June 30, 2001, compared to 0.9% for the same period in 2000. For the three months ended June 30, 2001 Lease Expense
- Revenue Equipment as a percentage of revenue, before fuel surcharge, was 3.6% compared to 1.6% for the same period in 2000. These increases were due to the initiation of a leasing program to obtain additional revenue equipment, as well as the increase in the ratio of the company vehicles to independent contractors.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 10.7% for the six months ended June 30, 2001, from 13.7% for the same period in 2000. For the three months ended June 30, 2001, purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 10.5% from 12.2% for the same period in 2000. These decreases were due to the decrease in the ratio of independent contractors to Company drivers to 12% as of June 30, 2001, from 16% as of June 30, 2000. Independent contractors pay their own expenses, including fuel, and are compensated at a fixed rate per mile.

Miscellaneous operating expenses, as a percentage of revenue, before fuel surcharge, were slightly higher for the three and six months ending June 30, 2001, compared to the same periods in 2000. These increases were primarily due to decreased utilization of the Company's fleet and increased travel expenses during the 2001 periods.

As a result of the above factors, the Company's operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the six months ended June 30, 2001, increased to 85.0% from 84.4% for the same period in 2000. The Company's operating ratio remained consistent at 84.5% for the three months ended June 30, 2001, and for the same period in 2000.

For both the six months and three months ended June 30, 2001, net interest expense decreased as a percentage of revenue, before fuel surcharge, compared to the same periods in 2000. This decrease was primarily the result of the Company's ability to reduce its average outstanding debt by approximately $19.6 million at June 30, 2001 compared to June 30, 2000. Recent trends of lower interest rates on the Company's line of credit borrowings and the equipment leasing program discussed above, have also contributed to this decrease.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company's net income as a percentage of revenue, before fuel surcharge, was 8.2% for the six months ended June 30, 2001, compared to 8.9% for the same period in 2000. For the three months ended June 30, 2001, net income as a percentage of revenue, before fuel surcharge, was 8.6%, compared to 8.9% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations and the Company's lines of credit with its primary lender. Net cash provided by operating activities was approximately $19.8 million for the first six months of 2001, compared to $13.7 million for the corresponding period in 2000.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $10.4 million for the first six months of 2001 compared to $20.5 million for the same period in 2000.

Net cash used in financing activities was approximately $9.6 million for the first six months of 2001, compared to net cash used in financing activities of $0.4 million for the same period in 2000. Net cash used in financing activities during the first six months of 2001 was primarily used for pay downs of long-term debt and the Company's line of credit.

The Company maintains a line of credit totaling $50 million with its lender and uses this line to finance the acquisition of revenue equipment and other corporate uses to the extent the Company's need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. The average interest rate for the three months ended June 30, 2001, was 5.7%. Borrowings under the line amounted to $30.2 million at June 30, 2001. The line expires in July 2003.

The Company, through its subsidiaries, has entered into lease agreements under which it leased revenue equipment. The Company has guaranteed all revenue equipment leases. The total amount financed under these agreements as of June 30, 2001, was $45,556,409, with effective interest rates ranging from 5.2% to 8.2%, with $8,921,122 due in the next 12 months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company's profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect the Company's customers and the Company's growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for the Company's services or in the general rate environment may also restrain the Company's ability to increase rates or obtain fuel surcharges.

Although the Company's independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future, or if the Company were unable to continue to attract and contract with independent contractors, the Company could be required to adjust its driver compensation package, which could adversely affect the Company's profitability if not offset by a corresponding increase in rates. The Company has experienced the effects of fuel and driver wage increases and is seeking to recover such charges through rate increases and a fuel surcharge. By increasing rates and imposing a fuel surcharge, the Company could lose customers who are unwilling to pay the increases.

The Company's growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth. There is currently an excess supply of used revenue equipment on the market. Although the Company has made arrangements to fix the repurchase or trade price of most of its used revenue equipment it periodically sells or exchanges with its vendors, if the surplus of used revenue equipment continues and the resale price of revenue equipment continues to decline, the

Company may be forced to retain its revenue equipment longer, with a resulting increase in operating expenses for maintenance and repairs. The current supply of used tractors and trailers on the market may adversely affect the Company's ability to obtain favorable terms on the tractors and trailers the Company sells or exchanges for new revenue equipment.

The Company periodically makes investments in companies that may provide strategic support for its transportation business. The Company has invested approximately $6 million in such companies as of June 30, 2001. Current economic conditions in the transportation industry have adversely affected demand for the products and services such companies provide. The Company understands that these businesses have modified their business plans to address adverse conditions in the transportation industry. Although the Company believes its investments in these companies are sound and may ultimately work to the advantage of the Company and may fulfill their respective purposes, economic conditions in the transportation industry, and the conditions of economy in general, have made it more difficult for each of these companies to sell their goods and services and to execute and achieve their original business objectives. There are no assurances that the Company's investment in each of these entities will not be adversely affected if adverse economic conditions in the transportation industry continue, including the deterioration of the financial condition of many carriers within the transportation industry, who purchase the goods and services offered by these companies.

Current economic conditions in the transportation industry have adversely affected demand for Terion's products, particularly its two-way digital wireless communications product. These same economic conditions also have adversely affected Concentrek's ability to market its logistics services. The Company understands that both Terion and Concentrek have modified their business plans to address adverse conditions in the transportation industry. Although the Company believes its investments in both Terion and Concentrek are sound and will ultimately work to the advantage of the Company and will fulfill their respective purposes, economic conditions in the transportation industry, and the conditions of economy in general, have made it more difficult for each of these companies to execute and achieve their original business objectives, and there are no assurances that the Company's investment in each of these entities will not be adversely affected if adverse economic conditions in the transportation industry continue, including the deterioration of the financial condition of many carriers within the transportation industry, who purchase the products and services offered by Terion and Concentrek.

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

The Company has established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; and Kansas City, Missouri in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in the Company's regional operations throughout the United States slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its western United States markets. There can be no assurance that the Company's regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

SEASONALITY

In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

To date, the Company's revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather conditions have not adversely affected the Company's business. The expansion of the Company's operations into the Midwest, on the East Coast, the Southeast and Gulf Coast regions, could expose the Company to greater operating variances due to seasonal weather in these regions. Recent shortage of energy issues in California and elsewhere in the Western United States, could result in an adverse effect on the operations of the Company and demand for the Company's services should these shortages continue or increase. This risk may exist in the other regions in which the Company operates, depending upon changes in the energy industry.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999, the Company began to experience increases in fuel costs, as a result of conditions in the petroleum industry. The Company has also recently experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2001 and may affect the Company's operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and has been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company's ability to continue to obtain rate increases or fuel surcharges.

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

For the three-month period ended June 30, 2001, fuel expense, net of fuel surcharge, represented 15.1% of the Company's operating expenses, net of fuel surcharge, compared to 14.9% for the same period ending in 2000. In August, 2000, the Company entered into an agreement to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under that arrangement, the Company was obligated to purchase certain minimum volumes of diesel fuel for the period beginning October 1, 2000, through March 31, 2001, at a guaranteed price per gallon. If during the 48 month period following March 31, 2001, the price of the heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during the 48-month period, the difference between $.58 per gallon and the NY MX HO average price for the minimum volume commitment

                          PART II -- OTHER INFORMATION

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

     None

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

                    (4.2) Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.)

          Exhibit 10  (a)     Credit   agreement   by  and  among  Knight Trans-
                              portation,  Inc.,  Wells  Fargo  Bank and Northern
                              Trust Bank, dated April 6, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KNIGHT TRANSPORTATION, INC.


Date: August 10, 2001                By: /s/ Kevin P. Knight
                                         -----------------------------------
                                         Kevin P. Knight
                                         Chief Executive Officer


Date: August 10, 2001                By: /s/ Timothy Kohl
                                         -----------------------------------
                                         Timothy Kohl
                                         Chief Financial Officer and
                                         Principal Financial Officer

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

Exhibit 10     (a)   Credit agreement by  and among Knight Transportation,
                     Inc., Wells Fargo Bank and Northern Trust Bank, dated
                     April 6, 2001.


----------
(1)  The  page  numbers  where  exhibits  (other  than  those   incorporated  by
     reference) may be found are indicated only on the manually signed report.