Form 10-Q
period 2001-09-30
KNIGHT TRANSPORTATION INC
filed 2001-10-23
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
Commission File No. 0-24946

KNIGHT TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Arizona	86-0649974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 West Buckeye Road
Phoenix, Arizona
85043
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s telephone number, including area code:           602-269-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No

The number of shares outstanding of registrant’s Common Stock, par value $0.01 per share, as of October 19, 2001 was 22,714,571 shares.

KNIGHT TRANSPORTATION, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,324,614	$6,151,383

Accounts receivable, net	32,595,888	33,923,878

Notes receivable, net	661,333	143,576

Inventories and supplies	984,301	792,683

Prepaid expenses	7,778,247	5,018,559

Deferred tax asset	3,206,885	3,046,756

Total current assets	46,551,268	49,076,835

PROPERTY AND EQUIPMENT:

Land and improvements	13,068,747	11,309,547

Buildings and improvements	11,768,237	9,684,086

Furniture and fixtures	6,211,003	5,620,344

Shop and service equipment	1,766,154	1,435,818

Revenue equipment	160,606,163	156,429,863

Leasehold improvements	653,988	611,475

	194,074,292	185,091,133

Less: Accumulated depreciation	(46,165,070)	(42,113,992)

PROPERTY AND EQUIPMENT, net	147,909,222	142,977,141

NOTES RECEIVABLE – long-term	2,738,098	1,398,475

OTHER ASSETS	11,651,658	13,531,568

	$208,850,246	$206,984,019

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)
as of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000

	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$8,070,531	$6,125,474

Accrued liabilities	7,938,222	4,406,341

Current portion of long-term debt	4,199,460	5,477,868

Claims accrual	5,533,466	5,554,127

Total current liabilities	25,741,679	21,563,810

LINE OF CREDIT	23,200,000	34,000,000

LONG – TERM DEBT, less current portion	7,403,829	14,885,268

DEFERRED INCOME TAXES	33,593,681	31,414,320

Total liabilities	89,939,189	101,863,398

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 50,000,000 shares, none issued and outstanding	-0-	-0-

Common stock, $0.01 par value; authorized 100,000,000 shares; issued 22,712,446 and 22,488,282 shares at September 30, 2001 and December 31, 2000, respectively	227,124	224,883

Additional paid-in capital	27,871,461	25,699,404

Retained earnings	91,378,552	79,196,334

Accumulated other comprehensive income	(566,080)	-0-

Total shareholders’ equity	118,911,057	105,120,621

	$208,850,246	$206,984,019

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

REVENUE

Revenue, before fuel surcharge	$63,785,281	$55,769,784	$176,530,630	$151,014,610

Fuel surcharge	2,447,700	2,432,132	7,553,315	5,891,190

Total revenue	66,232,981	58,201,916	184,083,945	156,905,800

OPERATING EXPENSES:

Salaries, wages and benefits	21,420,309	18,865,147	59,295,302	50,434,195

Fuel	10,695,417	9,932,623	29,836,733	25,330,853

Operations and maintenance	3,667,455	2,982,781	9,961,691	8,144,932

Insurance and claims	2,862,995	1,289,216	7,113,570	3,252,325

Operating taxes and licenses	1,798,328	1,963,488	5,175,550	5,553,914

Communications	513,098	417,954	1,362,302	1,130,318

Depreciation and amortization	4,527,199	5,058,454	14,221,113	14,013,903

Lease expense – revenue equipment	2,254,960	1,264,933	6,247,643	2,160,549

Purchased transportation	5,794,348	6,503,304	17,813,604	19,596,290

Miscellaneous operating expenses	1,736,279	1,490,905	5,199,497	3,909,768

	55,270,388	49,768,805	156,227,005	133,527,047

Income from operations	10,962,593	8,433,111	27,856,940	23,378,753

OTHER INCOME (EXPENSE):

Interest income	186,663	97,350	497,382	708,646

Other expense	(5,679,000)	-0-	(5,679,000)	-0-

Interest expense	(584,690)	(1,084,643)	(2,093,104)	(2,993,067)

	(6,077,027)	(987,294)	(7,274,722)	(2,284,421)

Income before taxes	4,885,566	7,445,817	20,582,218	21,094,332

INCOME TAXES	(2,000,000)	(2,830,000)	(8,400,000)	(8,010,000)

Net income	$2,885,566	$4,615,817	$12,182,218	$13,084,332

Net income per common share and common share equivalent:

Basic	$0.13	$0.21	$0.54	$0.59

Diluted	$0.12	$0.20	$0.53	$0.58

Weighted average number of common shares and common share equivalents outstanding:

Basic	22,711,025	22,420,565	22,662,716	22,145,571

Diluted	23,299,782	22,629,894	23,189,875	22,390,887

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,182,218	$13,084,332

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,221,113	14,013,903

Write-off of investment	5,679,000	-0-

Allowance for doubtful accounts	380,930	220,827

Valuation allowance – notes receivable	-0-	635,902

Deferred income taxes	2,019,232	4,108,136

Changes in assets and liabilities, net of businesses acquired:

Decrease (increase) in trade receivables	947,060	(6,466,817)

Increase in inventories and supplies	(191,618)	(190,028)

Increase in prepaid expenses	(2,759,688)	(4,877,860)

Increase (decrease) in accounts payable	1,945,057	(2,000,972)

Increase in accrued liabilities and claims accrual	2,945,140	3,132,547

Net cash provided by operating activities	37,368,444	21,659,970

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net	(22,076,074)	(27,698,414)

Increase in other assets	(875,810)	(5,367,858)

Cash received from business acquired	-0-	2,528,420

Proceeds from sale of notes receivable	-0-	10,091,166

Increase in notes receivable, net	(1,857,380)	(1,821,078)

Net cash used in investing activities	(24,809,664)	(22,267,764)

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	September 30

	2001	2000

CASH FLOW FROM FINANCING ACTIVITIES:

(Payments) borrowing on line of credit, net	(10,800,000)	9,963,030

Payments of long-term debt	(8,759,847)	(8,377,429)

Decrease in accounts payable – equipment	-0-	(4,261,659)

Proceeds from exercise of stock options	2,174,298	1,299,652

Net used in provided by financing activities	(17,385,549)	(1,376,406)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,826,769)	(1,984,200)

CASH AND CASH EQUIVALENTS,

Beginning of period	6,151,383	3,294,827

CASH AND CASH EQUIVALENTS, end of period	$1,324,614	$1,310,627

SUPPLEMENTAL DISCLOSURES:

Cash Flow Information:

Income taxes paid	$5,633,894	$4,736,067

Interest paid	2,067,253	2,961,423

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Information

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc.; QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation South Central Ltd.; KTeCom, L.L.C.; and John Fayard Fast Freight, Inc. (hereinafter collectively called the “Company”). All material inter-company items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Weighted average common shares outstanding — Basic	22,711,025	22,420,565	22,662,716	22,145,571

Effect of stock options	588,757	209,329	527,159	245,316

Weighted average common share and common share equivalents outstanding – Diluted	23,299,782	22,629,894	23,189,875	22,390,887

Net income	$2,885,566	$4,615,817	$12,182,218	$13,084,332

Net income per common share and common share equivalent

Basic	$0.13	$0.21	$0.54	$0.59

Diluted	$0.12	$0.20	$0.53	$0.58

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the period was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,

	2001	2000	2001	2000

Net Income	$2,885,566	$4,615,817	$12,182,218	$13,084,332

Other comprehensive loss:

Interest rate swap agreement — fair market value adjustment	(412,886)	-0-	(566,080)	-0-

Comprehensive income	$2,472,680	$4,615,817	$11,616,138	$13,084,332

Note 4. Acquisition

The Company acquired the assets of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The Company’s consolidated financial statements include the operations of this subsidiary from the date of acquisition. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with Accounting Principles Board (“APB”) Opinion No. 16. In conjunction with the acquisition, the Company issued 343,182 shares of common stock. These shares were valued at fair market value less a discount due to the restricted nature of these shares. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon earnings may be necessary over a two- year period. The first year earn-out period was from April 1, 2000 to March 31, 2001. The second and final year, for an earn-out adjustment is for the period of April 1, 2001 to March 31, 2002. At the end of this period, an adjustment in the form of additional shares of the Company’s stock up to a maximum of 60,000 shares is possible. Along with these shares of stock, a cash bonus of up to $600,000 is possible.

The aggregate purchase price of the acquisition consisted of the following, in thousands:

Cash	$4,000

Common stock	2,949

Assumption of liabilities	20,830

Total	$27,779

The fair value of the assets purchased has been allocated as follows, in thousands:

Cash	$2,528

Accounts receivable	4,360

Property and equipment	12,253

Intangible assets	7,745

Other assets	893

Total	$27,779

Note 5. Segment Information

The Company has eight operating segments; however, it has determined that it has one reportable segment. Seven of the segments are managed based on similar economic characteristics. Each of the seven regional operating divisions provides short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result of the foregoing, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company’s consolidated financial statements present its one reportable segment.

Note 6. Recently Issued Accounting Pronouncements

In June, 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133. This statement was adopted by the Company effective January 1, 2001. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. The Company had $7,644,413 in net book value recorded for goodwill at September 30, 2001. The current amortization of this goodwill is $46,782 per month or $561,384 annually. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 144 will have on its financial position and results of operations.

Note 7. Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company’s potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

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

Note 9. Other Assets

In 1998 and 1999 the Company invested $5.7 million in Terion, Inc., a communications technology company. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. In August 2001, Terion, Inc. announced that it would cease operating its in-cab communications system. During the three months ended September 30, 2001, the Company elected to write-off this investment in accordance with its policy on evaluating the impairment of long-lived assets. This $5.7 million non-recurring charge is reflected as other expense in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may”, “could”, “expects,” “anticipates”, and “likely”, and variations of these words or similar expressions, are intended to identify such forward-looking statements. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That may Affect Future Results,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K, which is by this reference incorporated herein. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this Quarterly report.

Results of Operations

The Company’s revenue, before fuel surcharge, for the nine months ended September 30, 2001, increased by 16.9% to $176.5 million from $151.0 million over the same period in 2000. For the three months ended September 30, 2001, revenue, before fuel surcharge, increased by 14.4% to $63.8 million from $55.8 million over the same period in 2000.

The increase in revenue, before fuel surcharge, resulted from expansion of the Company’s customer base and increased volume from existing customers. This was facilitated by the continued expansion of the Company’s fleet, including the addition of approximately 225 tractors in the April 19, 2000 acquisition of John Fayard Fast Freight, Inc. The Company’s fleet increased by 14.5% to 1,850 tractors (including 211 owned by independent contractors) as of September 30, 2001, from 1,616 tractors (including 228 owned by independent contractors) as of September 30, 2000.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.6% for the nine months ended September 30, 2001, from 33.4% for the same period in 2000. This increase was primarily the result of the increase in the ratio of Company drivers to independent contractors. At September 30, 2001, 89% of the Company’s fleet was operated by Company drivers, compared to 86% at September 30, 2000. For the three months ended September 30, 2001, salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 33.6% from 33.8% for the same period in 2000. This decrease was the result of the Company’s efforts to improve the ratio of non-driving employees to tractors by utilizing technology to increase efficiencies. The Company’s insurance program for medical claims which involves self-insurance with risk retention levels, was higher for the 2001 period compared to the 2000 period. Claims in excess of these retention levels are covered by insurance, which management considers adequate. The Company records the cost of medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. For Company drivers, the Company records accruals for worker’s compensation as a component of its claims accrual, and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue, before fuel surcharge, to 12.6% for the nine months ended September 30, 2001, compared to 12.9% for the same period in 2000. For the three months ended September 30, 2001, fuel expense as a percentage of revenue, before fuel surcharge, decreased to 12.9% from 13.4% for the same period in 2000. This decrease was primarily the result of recent lower fuel costs per gallon.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 5.6% for the nine months ended September 30, 2001 from 5.4% for the same period in 2000. For the three months ended September 30, 2001 operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 5.7% from 5.3% for the same period in 2000. These increases were primarily due to the increase in the ratio of Company operated vehicles to independent contractor operated vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.0% for the nine months ended September 30, 2001, from 2.2% for the same period in 2000. For the three months ended September 30, 2001, insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.5% from 2.3% for the same period in 2000. These variations reflect the impact of the increases in insurance rates and higher self-insurance retention levels incurred during the nine month and three month periods in 2001, compared to the same periods in 2000.

Operating taxes and licenses decreased as a percentage of revenue, before fuel surcharge, to 2.9% for the nine months ended September 30, 2001, from 3.7% for the same period in 2000. For the three months ended September 30, 2001, operating taxes and licenses as a percentage of revenue, before fuel surcharge, decreased to 2.8% compared to 3.5% for the same period in 2000. These decreases were due to overall improved management of the tractor and trailer licensing in the various states in which the Company operates.

Communications expense as a percentage of revenue, before fuel surcharge, for both the nine months and three months ended September 30, 2001 remained relatively consistent with the same periods in 2000, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 8.1% for the nine-month period ended September 30, 2001, from 9.3% for the same period in 2000. For the three months ended September 30, 2001, depreciation and amortization decreased as a percentage of revenue, before fuel surcharge, to 7.1% from 9.1% for the same period in 2000. These decreases were primarily due to the initiation of the leasing program described below. For periods after June 30, 2001, the Company has changed the estimated useful life for the majority of its trailers to a ten-year life, compared to a seven-year life used previously. This change in estimate is based upon the Company’s on-going evaluation of its equipment to ensure accurate recording of depreciation expense consistent with the term of usage of its equipment.

Lease Expense – Revenue Equipment as percentage of revenue, before fuel surcharge, was 3.5% for the nine months ended September 30, 2001, compared to 1.4% for the same period in 2000. For the three months ended September 30, 2001 Lease Expense – Revenue Equipment as a percentage of revenue, before fuel surcharge, was 3.5% compared to 2.3% for the same period in 2000. These increases were due to the initiation of a leasing program to obtain additional revenue equipment. Under this program the Company had 568 and 340 tractors at September 30, 2001 and September 30, 2000, respectively, under operating leases with an average term of 3.5 years.

Purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 10.1% for the nine months ended September 30, 2001, from 13.0% for the same period in 2000. For the three months ended September 30, 2001, purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 9.1% from 11.7% for the same period in 2000. These decreases were due to the decrease in the ratio of independent contractors to Company drivers to 11% as of September 30, 2001, from 14% as of September 30, 2000. Independent contractors pay their own expenses, including fuel, and are compensated at a fixed rate per mile.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, were slightly higher for the nine months ending September 30, 2001, compared to the same period in 2000. This increase was primarily due to increases in bad debt reserves and increased travel expenses. For the three months ended September 30, 2001 and the same period in 2000, these expenses remained consistent as a percentage of revenue, before fuel surcharge.

As a result of the above factors, the Company’s operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the nine months ended September 30, 2001, decreased to 84.2% from 84.5% for the same period in 2000. The Company’s operating ratio decreased to 82.8% for the three months ended September 30, 2001, compared to 84.9% for the same period in 2000.

During the three months ended September 30, 2001, the Company recorded a non-recurring charge of $5.7 million. This charge was to record the write-off of the Company’s entire investment in Terion, Inc., ("Terion") a communications technology company made during 1998 and 1999. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. The Company elected to write-off its investment after Terion announced that it would cease operating its in-cab communications system. The impact on earnings per diluted share was $0.15 during the three months and nine months ended September 30, 2001. This write-off resulted in a reduction of net income as a percentage of revenue, before fuel surcharge, of 5.3% for the three months ended September 30, 2001. As a result of Terion’s decision to discontinue its in-cab communications business, the Company is in the process of replacing the Terion in-cab units with Qualcomm's in-cab satellite-based communications system. This transition will result in an increase in costs for communications equipment and related services.

For both the nine months and three months ended September 30, 2001, net interest expense decreased as a percentage of revenue, before fuel surcharge, compared to the same periods in 2000. This decrease was primarily the result of the Company’s ability to reduce its outstanding debt to approximately $34.8 million at September 30, 2001, compared to $60.8 million at September 30, 2000. Recent trends of lower interest rates on the Company’s line of credit borrowings have also contributed to this decrease.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, the Company’s net income as a percentage of revenue, before fuel surcharge, was 6.9% for the nine months ended September 30, 2001, compared to 8.7% for the same period in 2000. For the three months ended September 30, 2001, net income as a percentage of revenue, before fuel surcharge, was 4.5%, compared to 8.3% for the same period in 2000.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. The Company had $7,644,413 in net book value recorded for goodwill at September 30, 2001. The current amortization of this goodwill is $46,782 per month or $561,384 annually. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 144 will have on its financial position and results of operations.

Liquidity and Capital Resources

The growth of the Company’s business has required a significant investment in new revenue equipment. The Company’s primary source of liquidity has been funds provided by operations and the Company’s lines of credit with its primary lender. Net cash provided by operating activities was approximately $37.4 million for the first nine months of 2001, compared to $21.7 million for the corresponding period in 2000.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements totaled $22.1 million for the first nine months of 2001 compared to $27.7 million for the same period in 2000.

Net cash used in financing activities was approximately $17.4 million for the first nine months of 2001, compared to net cash used in financing activities of $1.3 million for the same period in 2000. Net cash used in financing activities during the first nine months of 2001 was primarily used for pay downs of long-term debt and the Company’s line of credit.

The Company maintains a line of credit totaling $50 million with its lender and uses this line to finance the acquisition of revenue equipment and other corporate uses to the extent the Company’s need for capital is not provided by funds from operations. The Company is obligated to comply with certain financial covenants under its line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by the Company, based upon either the London Interbank Offered Rate (“Libor”) plus an adjustment factor, or the prime rate. The average interest rate for the three months ended September 30, 2001, was 5.3%. Borrowings under the line amounted to $23.2 million at September 30, 2001. The line of credit expires in July 2003.

The Company, through its subsidiaries, has entered into lease agreements under which it leased revenue equipment. The Company has guaranteed all revenue equipment leases. The total amount financed under these agreements as of September 30, 2001, was $45,556,409, with effective interest rates ranging from 5.2% to 8.2%, with $8,909,500 due in the next 12 months.

Management believes the Company has adequate liquidity to meet its current needs. The Company will continue to have significant capital requirements over the long term, which may require the Company to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

Factors That May Affect Future Results

The Company’s future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce the Company’s profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect the Company’s customers and the Company’s growth and revenues, if customers reduce their demand for transportation services. Customers encountering adverse economic conditions represent a greater potential for loss, and the Company may be required to increase its reserve for bad debt losses. Weakness in customer demand for the Company’s services or in the general rate environment may also restrain the Company’s ability to increase rates or obtain fuel surcharges. It is also not possible to predict the medium or long term effects of the September 11, 2001, terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on the Company’s future results of operations.

The Company has experienced significant and rapid growth in revenue and profits since the inception of its business in 1990. There can be no assurance that the Company’s business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the Company’s operating margins will not be adversely affected by future changes in and expansion of the Company’s business or by changes in economic conditions.

The Company’s future insurance and claims expenses might exceed historical levels, which could reduce the Company’s earnings. The Company currently self-insures for a portion of its claims exposure resulting from cargo loss, personal injury, property damage and worker’s compensation, combined up to $500,000 per occurrence, and health claims. If the number of claims for which the Company is self-insured increases, its operating results could be adversely affected. Also, the Company maintains insurance with licensed insurance companies above the amounts for which it self-insures. After several years of aggressive pricing, insurance carriers have begun to raise premiums which has increased the Company’s insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, may result in additional increases in the Company’s insurance expenses. If expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s earnings could be materially adversely affected.

The Company’s growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

In the past the Company has acquired new tractors and trailers at favorable prices, and has entered into agreements with the manufacturers to repurchase the tractors from the Company at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. The Company believes that some manufacturers also have communicated to customers their intention to significantly increase new equipment prices and eliminate or sharply reduce the price of repurchase commitments. If either of these events were to occur, the Company may be required to increase its depreciation and financing costs, write down the value of used equipment and/or retain some of its equipment longer, with a resulting increase in operating expenses. If the Company’s cost of revenue equipment increases and/or the prices of used revenue equipment remains depressed or decline further, the Company’s operating costs could increase, which could materially and adversely affect the Company’s earnings and cash flows.

Currently, a significant portion of the Company’s business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on the growth and profitability of the Company. If the Company is successful in deriving a more significant portion of its revenues from markets in the Midwest, South Central, Southeastern and Southern regions and on the East Coast, its growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets.

In addition to the regional facility in Phoenix, Arizona, the Company has established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; and Kansas City, Kansas in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in the Company’s regional operations throughout the United States slow or stagnate, the results of Company operations could be adversely affected. The Company may encounter operating conditions in these new markets that differ substantially from those previously experienced in its western United States markets. There can be no assurance that the Company’s regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

The Company utilizes Terion’s trailer-tracking technology to assist with monitoring most of its trailers. Terion is presently experiencing financial difficulties. If Terion ceases operations or abandons that technology, the Company would be required to incur the cost of replacing that technology, which could adversely affect the Company’s trailer utilization and its ability to assess detention charges.

The Company has invested approximately $1 million in Concentrek, Inc., (Concentrek) a transportation logistics company and has agreed to loan an additional $1.4 million to Concentrek on a secured basis. The Company owns approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek’s management. If Concentrek’s financial position does not continue to improve, and if it is unable to raise additional capital, the Company could be forced to write down all or part of that investment.

Although the Company’s independent contractors are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek higher compensation from the Company or other contractual opportunities. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a material adverse effect on the growth and profitability of the Company. If a shortage of drivers should occur in the future, or if the Company were unable to continue to attract and contract with independent contractors, the Company could be required to adjust its driver compensation package, which could adversely affect the Company’s profitability if not offset by a corresponding increase in rates. The Company has experienced the effects of fuel and driver wage increases and is seeking to recover such charges through rate increases and a fuel surcharge. By increasing rates and imposing a fuel surcharge, the Company could lose customers who are unwilling to pay the increases.

Seasonality

In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer’s reduced shipments after the busy winter holiday season.

To date, the Company’s revenues have not shown any significant seasonal pattern. Because the Company has operated primarily in Arizona, California and the western United States, winter weather conditions have not adversely affected the Company’s business. The expansion of the Company’s operations into the Rocky Mountain, Midwest, East Coast, Southeast and Gulf Coast regions, could expose the Company to greater operating variances due to seasonal weather in these regions. Recent shortage of energy issues in California and elsewhere in the western United States, could result in an adverse effect on the operations of the Company and demand for the Company’s services should these shortages continue or increase. This risk may exist in the other regions in which the Company operates, depending upon availability of energy.

Inflation

Many of the Company’s operating expenses, including fuel costs, salaries, wages and benefits, and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. In late 1999, the Company began to experience increases in fuel costs, as a result of conditions in the petroleum industry. The Company has also recently experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2001 and may affect the Company’s operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and has been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to continue to obtain rate increases or fuel surcharges.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk changes in interest rate on debt and from changes in commodity prices.

         Interest Rate Risk

The Company is subject to interest rate risk to the extent it borrows against its line of credit or incurs debt in the acquisition of revenue equipment. The Company attempts to manage its interest rate risk by managing the amount of debt the Company carries. The Company has entered into an interest rate swap agreement with its primary lender to protect it against interest rate risk. In the opinion of management, an increase in short-term interest rates could have a material adverse effect on the Company’s financial condition if the Company’s debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in the Company’s exposure to interest rate fluctuation or in how that exposure is managed by the Company. The Company has not issued corporate debt instruments.

         Commodity Price Risk

The Company is also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside the Company’s control. Because the Company’s operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company’s results of operations and financial condition if the Company is unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, the Company has sought to recover a portion of its short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel.

For the three-month period ended September 30, 2001, fuel expense, net of fuel surcharge, represented 12.6% of the Company’s total operating expenses, net of fuel surcharge, compared to 12.9% for the same period ending in 2000. In August, 2000, the Company entered into an agreement to obtain price protection to reduce a portion of the Company’s exposure to fuel price fluctuations. Under that arrangement, the Company was obligated to purchase certain minimum volumes of diesel fuel for the period beginning October 1, 2000, through March 31, 2001, at a guaranteed price per gallon. If during the 48-month period following March 31, 2001, the price of the heating oil on the New York Mercantile Exchange (“NY MX HO”) falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during the 48-month period, the difference between $.58 per gallon and the NY MX HO average price for the minimum volume commitment. In July 2001, the Company entered into a similar agreement. Under this agreement, the Company is obligated to purchase certain minimum volumes of diesel fuel for the period beginning September 1, 2001, through February 28, 2002, at a guaranteed price per gallon. If during the 12-month period commencing January 2005 through December 2005, the price of the heating oil on the “NY MX HO” falls below $.58 per gallon, the Company is obligated to pay the difference between $.58 per gallon and the NY MX HO average price for the minimum volume commitment.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involve personnel matters and claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions.

Item 2. Changes in Securities

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Instruments defining the rights of security holders, including indentures

	(3.1)	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534.)

	(3.2)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the period ending December 31, 1996.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1994.)

	(4.2)	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit No.	Description

Exhibit 11	Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 2001.)

         (b)  Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: October 19, 2001	By:	/s/ Kevin P. Knight

Kevin P. Knight Chief Executive Officer

Date: October 19, 2001	By:	/s/ Timothy Kohl

Timothy Kohl Chief Financial Officer and Principal Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS TO
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
Commission File No. 0-24946

KNIGHT TRANSPORTATION, INC.

INDEX TO EXHIBITS TO FORM 10-Q

Sequentially
Exhibit No.		Description	Numbered Pages(1)

Exhibit 3		Instruments defining the rights of security holders, including indentures

	(3.1)	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534.)

	(3.2)	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the period ending December 31, 1996.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1994.)

	(4.2)	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit 11		Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 2001.)

(1)	The page numbers where exhibits (other than those incorporated by reference) may be found are indicated only on the manually signed report.