Form 10-K
period 2001-12-31
KNIGHT TRANSPORTATION INC
filed 2002-03-21
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 2002, was $756,739,303 (based upon $20.49 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of March 4, 2002 was approximately 36,932,128.

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 is incorporated into this Form 10-K Part III by reference.

                                     PART I

ITEM 1. BUSINESS

     EXCEPT FOR CERTAIN HISTORICAL INFORMATION CONTAINED HEREIN, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENT OF PLANS, STRATEGIES, AND OBJECTIVES OF
MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; AND ANY STATEMENTS OF BELIEF AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS," "HOPES," "ANTICIPATES," AND "LIKELY," AND VARIATIONS OF THESE WORDS, OR SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," SET FORTH BELOW. WE DO NOT ASSUME, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS ANNUAL REPORT.

REFERENCES IN THIS ANNUAL REPORT TO "WE," "US," "OUR" OR THE "COMPANY" OR SIMILAR TERMS REFER TO KNIGHT TRANSPORTATION, INC. AND ITS SUBSIDIARIES.

GENERAL

     We are a short-to-medium haul, dry van truckload carrier based in Phoenix, Arizona. We transport general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities. We provide regional truckload carrier services from our facilities located in Phoenix, Arizona; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah; Gulfport, Mississippi; and Kansas City, Kansas.

     Our stock has been publicly traded since October 1994. We have achieved substantial growth in revenue and income over the past five years. We have increased our operating revenue, before fuel surcharge, at a compounded annual growth rate of approximately 25.7%, from $99.4 million in 1997 to $241.7 million in 2001. During the same period, we have increased our net income at a compounded annual growth rate of approximately 20.9%, from $10.3 million to $19.0 million, including a one-time, pre-tax, write-off recorded during 2001 of $5.7 million for an investment made in a communications technology company. Net income, excluding this write-off, increased at a compounded annual growth rate of 24.7% to $22.4 million. This growth resulted from expansion of our customer base and increased volume from existing customers, and was facilitated by the continued expansion of our fleet, including an increase in our independent contractor fleet. SEE "GROWTH STRATEGY," below.

OPERATIONS

     Our operating strategy is to achieve a high level of asset utilization while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable traffic lanes in select geographic regions, and attempt to develop and expand our customer base around each of our terminal operations. This operating strategy allows us to take advantage of the large amount of freight traffic transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, shorter hauls provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet that contributes to our operating efficiencies and driver retention. We employ technology in a cost-effective manner where it assists us in controlling operating costs and enhancing revenue. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

     Our operating strategy includes the following important elements:

     REGIONAL OPERATIONS. We presently operate seven regional terminals which are located in Phoenix, Arizona; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; and Kansas City, Kansas. We concentrate our freight operations in an approximately 750-mile radius around each of our terminals, with an average length of haul of approximately 500 miles. We believe that these regional operations offer several advantages, including:

     * obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;

     * achieving higher revenue per mile by focusing on high density traffic lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity; and

     * enhancing safety and driver recruitment and retention, because our drivers travel familiar routes and return home more frequently.

     OPERATING EFFICIENCIES. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We maintain a simplified operation that focuses on operating dry-vans in particular geographical and shipping markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas and to achieve higher equipment utilization in dense traffic areas. We maintain a modern tractor and trailer fleet in order to obtain fuel and other operating efficiencies and attract and retain drivers. A generally compatible fleet of tractors and trailers simplifies our maintenance procedures, reduces parts supplies, and facilitates our ability to serve a broad range of customer needs, thereby maximizing equipment utilization and available freight capacity. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and minimize claims expenses.

     CUSTOMER SERVICE. We offer a high level of service to customers in lanes and regions that complement our other operations, and we seek to establish ourselves as a preferred or "core carrier" for many of our customers. By concentrating revenue equipment close to customers in high-density lanes and regions, we can provide shippers with a consistent supply of capacity and are better able to match our equipment to customer needs. Our services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services tailored to meet our customers' needs. We price our services commensurately with the level of service our customers require. By providing customers a high level of service, we believe we avoid competing solely on price.

     USING TECHNOLOGY THAT ENHANCES OUR BUSINESS. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, and to provide our customers with freight visibility. The majority of our trailers are equipped with Terion trailer-tacking technology, which allows us to manage our trailers more effectively, reduce the number of trailers per tractor in our fleet, enhance revenue through detention fees, and minimize cargo loss. We have installed Qualcomm's satellite based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional terminals. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and reduce our costs.

GROWTH STRATEGY

     We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional operations offer us significant opportunities to grow. We intend to take advantage of these growth opportunities by focusing on three key areas:

     OPENING NEW REGIONS AND EXPANDING EXISTING REGIONAL OPERATIONS. We currently operate in seven regions. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening new regional operations, while expanding our existing regional operations. To take advantage of these opportunities, we are developing relationships with existing and new customers in each region that we believe will permit us to develop transportation lanes within these regions that should allow us to achieve high equipment utilization and resulting operating efficiency.

     STRENGTHENING OUR CUSTOMER AND CORE CARRIER RELATIONSHIPS. We market our services to both existing and new customers in traffic lanes that complement our existing operations and will support high equipment utilization. We seek customers who will diversify our freight base and target financially-stable high volume shippers for whom we are not currently providing services. We also offer a high level of service to customers who use us as a core carrier.

     OPPORTUNITIES TO MAKE SELECTED ACQUISITIONS. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired two short-to-medium haul truckload carriers - John Fayard Fast Freight, Inc., renamed Knight Transportation Gulf Coast, Inc., and Action Delivery Service, Inc. We believe economic trends are driving further consolidation in our industry, and we will consider additional acquisitions that meet our financial and operating criteria.

MARKETING AND CUSTOMERS

     Our sales and marketing functions are led by members of our senior management team, who are assisted by other sales professionals. Our marketing team emphasizes our high level of service and ability to accommodate a variety of customer needs. Our marketing efforts are designed to take advantage of the trend among shippers to outsource transportation requirements, use core carriers, and seek arrangements for dedicated equipment and drivers.

     We have a diversified customer base. For the year ended December 31, 2001, our top 25 customers represented 43.8% of operating revenue; our top 10 customers represented 27.8% of operating revenue; and our top 5 customers represented 16.8% of our operating revenue. We believe that a substantial majority of our top 25 customers regard us as a preferred or "core carrier." Most of our truckload carriage contracts are cancelable on 30 days notice.

     We seek to provide consistent, timely, flexible and cost efficient service to shippers. Our objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We seek to obtain a competitive advantage by providing high quality service to customers at competitive prices. To be responsive to customers' and drivers' needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

     Our dedicated fleet services also provide a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, we provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department. We furnish these services through Company provided revenue equipment and drivers, and independent contractors.

     Each of our seven regional operations centers is linked to our Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit us to respond promptly and accurately to customer requests. The system also assists us in matching available equipment and loads. We also provide electronic data interchange ("EDI") services to shippers requiring such service.

DRIVERS, OTHER EMPLOYEES, AND INDEPENDENT CONTRACTORS

     As of December 31, 2001, we employed 2,432 persons, including 2,088 drivers. None of our employees are represented by a labor union.

     The recruitment, training and retention of qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. Drivers are selected in accordance with specific, objective Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

     We seek to maintain a qualified driver force by providing attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver retention and long-term employment. Many drivers are assigned to dedicated or semi-dedicated fleet operations, enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records.

     Our drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. Drivers participate in our 401(k) program and in Company-sponsored health, life and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our Stock Option Plan.

     We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2001, we had agreements for 200 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver exclusively to transport, load and unload goods we haul. Competition for independent contractors among transportation companies is strong. Independent contractors are paid a fixed level of compensation based on the total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services for our independent contractors for a charge. We provide financing at market interest rates to independent contractors to assist them in acquiring revenue equipment. Our loans are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2001, we had outstanding loans of approximately $3.9 million to independent contractors. During 2000, we sold approximately $10.1 million in loans made to independent contractors to an unaffiliated lending institution, on a recourse basis, which requires that we repurchase a loan if it should default. The remaining balance for these recourse loans was approximately $2.9 million at December 31, 2001.

REVENUE EQUIPMENT

     As of December 31, 2001, we operated a fleet of 4,898 53-foot long, high cube trailers with an average age of 3.1 years. As of December 31, 2001, we operated 1,697 Company tractors with an average age of 1.6 years. We also had under contract, as of December 31, 2001, 200 tractors owned and operated by independent contractors.

     The efficiency and flexibility provided by our fleet configurations permit us to handle both high volume and high weight shipments. Our fleet configuration also allows us to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. We currently maintain a trailer to tractor ratio of approximately 2.6 to 1. Management believes maintaining this ratio promotes efficiency and allows us to serve a large variety of customers' needs without significantly changing or modifying equipment.

     Growth of our tractor and trailer fleets is determined by market conditions, and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate environment, technology, warranty terms, manufacturer support, driver comfort and resale value.

     We have predominantly acquired standardized tractors manufactured by Freightliner and trailers manufactured by Wabash. We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We use light weight tractors and high cube trailers to handle both high weight and high volume shipments. Standardization of our fleet allows us to operate with a minimum spare parts inventory, enhances our maintenance program and simplifies driver training. We adhere to a comprehensive maintenance program that minimizes downtime and optimizes the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. We have been upgrading our trailer fleet to use Wabash Duraplate(TM) trailers, which reduce wear and tear and increase the estimated useful life of our trailers. Our current policy is to replace most of our tractors within 38 to 44 months after purchase and to replace our trailers over a six to ten year period. This replacement policy enhances our ability to attract drivers, increases our fuel economy by capitalizing on improvements in both engine efficiency and vehicle aerodynamics, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, and difficult market conditions faced by tractor manufacturers may result in price increases that would cause us to retain our equipment for a longer period. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     We have installed Terion's trailer-tracking system in the majority of our trailers. We believe that this technology has generated operating efficiencies and allowed us to reduce the ratio of trailers to tractors in our fleet through better awareness of each trailer's location. We also have increased our revenue from customers by improving our ability to substantiate trailer detention charges.

     We have replaced our Terion in-cab communication units with Qualcomm's satellite-based mobile communication and position-tracking system in substantially all of our tractors. The Qualcomm in-cab communication system is a proven system that links drivers to regional terminals and corporate headquarters, allowing us to rapidly alter our routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs and provides shippers with supply chain visibility. We believe the Qualcomm communications system will allow us to improve fleet control and the quality of customer service.

     We have financed our equipment acquisition through operating cash, lines of credit and leasing agreements. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

TECHNOLOGY

     During 1998 and 1999, through a limited liability company subsidiary, we made a minority investment in Terion, Inc. ("Terion"), a communications company that provides two-way digital wireless communication services which enabled us to communicate with manned and unmanned transportation assets via the Internet. Terion also manufactures and sells a trailer-tracking technology. While we have installed Terion trailer tracking technology in the majority of our trailers, we have replaced Terion technology with Qualcomm's satellite based tracking technology in substantially all of our tractors. SEE "REVENUE EQUIPMENT," above. During the third quarter, we recorded a non-recurring charge of $5.7 million to write-off our entire investment in Terion. We owned less than four percent of Terion and did not derive any revenue from our investment. As a result of Terion's decision to discontinue its in-cab communications business, we replaced the Terion in-cab units with Qualcomm in-cab satellite-based communications systems. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

SAFETY AND RISK MANAGEMENT

     We are committed to ensuring the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through Company media and safety review sessions. We conduct monthly safety training meetings for our drivers and independent contractors. In addition, we have an innovative recognition program for driver safety performance, and emphasize safety through our equipment specifications and maintenance programs. Our Vice President of Safety is involved in the review of all accidents.

     We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires our drivers to obtain national commercial drivers' licenses pursuant to regulations promulgated by the DOT. The DOT also requires that we implement a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing.

     Our Chief  Financial  Officer and Vice President of Safety are  responsible for securing appropriate insurance coverages at cost effective rates. The primary claims arising in our business consist of cargo loss and damage and auto liability (personal injury and property damage). During 2001, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, and for worker's compensation up to a maximum limit of $500,000 per occurrence. We establish reserves to cover these self-insured liabilities and maintain insurance to cover liabilities in excess of those amounts. Subsequent to December 31, 2001, we increased our self-insurance levels for personal injury and property damage liability, cargo liability, collision and comprehensive from $500,000 to a maximum of $1,750,000 per occurrence. Our worker's compensation self-insurance level remains at $500,000. Our insurance policies provide for excess personal injury and property damage liability, cargo liability, collision and comprehensive coverage up to a total of $30,000,000 per occurrence. We also maintain primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

INDUSTRY

     The U.S. Market for truck-based transportation services approximates $500 billion in annual revenue and is growing in line with the overall U.S. economy. We believe truckload services, such as those we provide, approximate $65 billion of for-hire revenue and approximately $80 billion of private fleet revenue. The truckload industry is highly fragmented and the 10 largest dry van truckload carriers, as measured by revenue, currently make up less than 20%, or approximately $12.7 billion, in annual for-hire revenue. As the cost and complexity of operating truck fleets increase, and as economic and competitive pressure force smaller, lower-margin competitors and private fleets to consolidate or exit the industry, we believe that better capitalized and efficiently operating companies, like Knight Transportation, will have increased opportunities to expand their business and make strategic acquisitions.

COMPETITION

     We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by us is based on freight rates, service, efficiency, size and technology. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. In addressing our markets, we believe that our principal competitive strength is our ability to provide timely, flexible and cost-efficient service to shippers. In general, increased competition has created downward pressure on rates and increased the need to provide higher levels of service to customers.

REGULATION

     Generally, the trucking industry is subject to regulatory and legislative changes that can have a materially adverse effect on operations. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT, but a lack of regulations implementing such transfers currently prevents us from assessing the full impact of this action.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

     Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We have established programs to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. Our Phoenix, Indianapolis and Katy facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous substance shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

     Our operations involve certain inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws.

     Our Phoenix facility is located on land identified as potentially having groundwater contamination resulting from the release of hazardous substances by persons who have operated in the general vicinity. The area has been classified as a state superfund site. We have been located at our Phoenix facility since
1990 and, during such time, have not been identified as a potentially responsible party with regard to the groundwater contamination, and we do not believe that our operations have been a source of groundwater contamination.

     Our Indianapolis property is located approximately 0.1 of a mile east of Reilly Tar and Chemical Corporation ("Reilly"), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There are also other sites in the general vicinity of our Indianapolis property that have known contamination. Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area's contamination.

     Company operations conducted in industrial areas, where truck terminals and other industrial activities are conducted, and where groundwater or other forms of environmental contamination have occurred, potentially expose us to claims that we contributed to the environmental contamination.

     We believe we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. SEE "LEGAL PROCEEDINGS," for additional information regarding certain regulatory matters.

OTHER INFORMATION

     We periodically examine investment opportunities in areas related to the truckload carrier business. Our investment strategy is to add to shareholder value by investing in industry related businesses that will assist us in strengthening our overall position in the transportation industry, minimize our exposure to start-up risk and provide us with an opportunity to realize a substantial return on our investment. Our two investments to date have been in Terion Inc. ("Terion") and Concentrek, Inc. Terion is currently in bankruptcy reorganization and we have written off our entire investment. Terion's trailer tracking technology, however, has assisted us in lowering our trailer to tractor ratio and thus reduced our capital expenditures. In April 1999, we acquired a 17% interest in Concentrek, Inc. ("Concentrek"), formerly known as KNGT Logistics, Inc., with the intent of investing in the non-asset transportation business. Through a limited liability company, we have agreed to lend up to a maximum of $2,335,000 to Concentrek on a secured basis. Of the total loan amount, $935,000 is evidenced by a promissory note that is convertible into Concentrek's Class A Preferred Stock and is secured by a lien on Concentrek's assets, and $1,400,000 is evidenced by a promissory note that is secured by a lien on Concentrek's assets. These loans are on a parity with respect to their security. SEE our Proxy Statement issued in connection with the May 8, 2002, Annual Meeting of Shareholders for additional information.

     In November 2000, we acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which acquired and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unrelated entity, which operates the aircraft on behalf of Knight Flight. SEE our Proxy Statement issued in connection with the May 8, 2002, Annual Meeting of Shareholders for additional information.

ITEM 2. PROPERTIES

     The following table provides information regarding the Company's terminals and/or offices:

COMPANY LOCATION                                      OWNED OR LEASED PROPERTIES
----------------                                      --------------------------
Charlotte, North Carolina                                       Owned
Corsicana, Texas                                                Leased
Fontana, California                                             Owned
Gulfport, Mississippi                                           Leased
Indianapolis, Indiana                                           Owned
Kansas City, Kansas                                             Leased
Katy, Texas                                                     Owned
Mobile, Alabama                                                 Leased
Phoenix, Arizona                                                Owned
Salt Lake City, Utah                                            Leased

     Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 65 acres. We own approximately 57 acres and approximately 8 acres are leased from Mr. Randy Knight, a director of the Company and one of our principal shareholders. SEE our Proxy Statement issued in connection with the May 8, 2002, Annual Meeting of Shareholders for additional information. We have constructed a bulk fuel storage facility and fueling islands based at our Phoenix headquarters to obtain greater operating efficiencies.

     We own and operate a 9.5-acre regional facility in Indianapolis, Indiana. The facility includes a truck terminal, administrative offices, and dispatching and maintenance services, as well as room for future expansion, and serves as a base for our operations in the Midwest and the East Coast. We completed our initial expansion of this facility in October 1998.

     We own and operate a 12-acre regional terminal facility in Katy, Texas, near Houston, which was completed in June 2000. This facility includes a truck terminal, administrative offices, dispatching and maintenance services, a bulk fuel storage facility and fuel island.

     In March 1999, we entered into a lease for terminal facilities in Corsicana, Texas, from which we provide dedicated services to one of our larger customers. Our operations in Corsicana, Texas are coordinated through our regional headquarters located in Katy, Texas.

     We own and operate a 21-acre regional facility in Charlotte, North Carolina, which serves the East Coast and Southeast regions. This facility was acquired in February 2000, and includes an existing terminal facility.

     In connection with our acquisition of John Fayard Fast Freight, Inc., renamed Knight Transportation Gulf Coast, Inc., we operate a regional facility in Gulfport, Mississippi, under a long-term lease agreement. This facility includes a truck terminal, administrative offices, dispatching and maintenance services, a bulk fuel storage facility and fuel island, and supports our operations in the South and Southeast regions.

     In 1999, we opened a regional facility in Salt Lake City, Utah to serve the western, central and Rocky Mountain regions. We currently lease our Salt Lake City terminal facility. We also own approximately 14 acres of land that is available for future expansion in this region.

     We also lease office facilities in California and Oklahoma which we use for fleet maintenance, record keeping, and general operations. We purchased 14 acres of property in Fontana, California and in November 2000 completed construction of a facility to serve as a trailer drop and dispatching facility to support our operations in California. We also lease excess trailer drop space to other carriers. We also lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

     In March 2001, we opened a regional facility in Kansas City, Kansas to serve the central, Rocky Mountain and Midwest regions. We lease our Kansas City terminal facility.

     As of December 31, 2001, our aggregate monthly rent for these terminals and/or offices was approximately $38,500.

     We believe that our facilities are suitable and adequate for our present needs. We periodically seek to improve our facilities or identify new favorable locations. We have not encountered any significant impediments to the location or addition of new facilities.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insured retentions. SEE "BUSINESS -- SAFETY AND RISK MANAGEMENT." It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol KNGT. The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                                 HIGH          LOW
                                                -------      -------
          2000
          First Quarter                         $ 8.444      $ 6.970
          Second Quarter                        $ 8.750      $ 5.944
          Third Quarter                         $ 8.500      $ 6.275
          Fourth Quarter                        $ 9.000      $ 6.389

          2001
          First Quarter                         $11.306      $ 8.222
          Second Quarter                        $14.053      $10.400
          Third Quarter                         $16.390      $10.967
          Fourth Quarter                        $20.733      $12.420

     As of March 4, 2002, we had 70 shareholders of record and approximately 4,930 beneficial owners in security position listings of our common stock.

     We have never paid cash dividends on our common stock, and it is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon financial condition, results of operations, cash requirements, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of the end of, and for each of the years in the five-year period ended December 31, 2001, are derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. THE INFORMATION SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW, AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 8 OF THIS FORM 10-K. CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FUTURE PERFORMANCE RESULTS ARE SET FORTH BELOW. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                                               YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------------------
                                            2001          2000          1999          1998          1997
                                          ---------     ---------     ---------     ---------     ---------
                                      (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
STATEMENTS OF INCOME DATA:
  Revenue, before fuel surcharge          $ 241,679     $ 207,406     $ 151,490     $ 125,030     $  99,428
  Operating expenses                        211,267       184,835       125,580       102,049        81,948
  Income from operations                     39,551        32,023        25,910        22,981        17,480
  Net interest expense and other             (7,485)       (3,418)         (296)         (259)          (18)
  Income before income taxes                 32,067        28,605        25,614        22,722        17,462
  Net income                                 19,017        17,745        15,464        13,346        10,252
  Diluted earnings per share(1)                 .54           .53           .45           .39           .30

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital                         $  51,729     $  27,513     $  15,887     $   6,995     $   4,044
  Total assets                              241,114       206,984       164,545       116,958        82,690
  Long-term obligations, net of current       2,715        14,885        11,736         7,920            --
  Shareholders' equity                      167,696       105,121        82,814        70,899        56,798

OPERATING DATA (UNAUDITED):
  Operating ratio(2)                           83.6%         84.6%         82.9%         81.6%         82.4%
  Average revenue per total mile(3)       $    1.28     $    1.28     $    1.23     $    1.24     $    1.22
  Average length of haul (miles)                527           530           491           489           500
  Empty mile factor                            10.9%         10.5%         10.5%         10.0%          9.6%
  Tractors at end of period(4)                1,897         1,694         1,212           933           772
  Trailers  at end of period                  4,898         4,627         3,350         2,809         2,112

PRO FORMA DATA (UNAUDITED):
  Income from operations                  $  39,551     $  32,023     $  25,910     $  22,981     $  17,480
  Net interest expense and other(5)          (1,806)       (3,418)         (296)         (259)          (18)
  Income before income taxes(5)              37,745        28,605        25,614        22,722        17,462
  Net income (5)                             22,400        17,745        15,464        13,346        10,252
  Diluted earnings per share(1)(5)              .64           .53           .45           .39           .30

----------
(1) Net income per share for all periods presented has been restated to reflect the stock splits on December 28, 2001, June 1, 2001, and May 28, 1998.
(2) Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge.
(3) Average transportation revenue per mile based upon total revenue, inclusive of fuel surcharge.
(4) Includes 200 independent contractor operated vehicles at December 31, 2001; includes 239 independent contractor operated vehicles at December 31, 2000; includes 281 independent contractor operated vehicles at December 31, 1999; includes 231 independent contractor operated vehicles at December 31, 1998; includes 192 independent contractor operated vehicles at December 31, 1997.
(5) Excluding a one-time, pre-tax, non-cash write-off of $5,679,000 relating to an investment in Terion, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     EXCEPT FOR CERTAIN HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, ASSUMPTIONS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS, ANY STATEMENT OF PLANS, STRATEGIES, AND OBJECTIVES OF
MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; AND ANY STATEMENTS OF BELIEF AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. WORDS SUCH AS "BELIEVE," "MAY," "COULD," "EXPECTS," "HOPES," "ANTICIPATES," AND "LIKELY," AND VARIATIONS OF THESE WORDS, OR SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," SET FORTH BELOW. WE DO NOT ASSUME, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS ANNUAL REPORT.

GENERAL

     The following discussion of our financial condition and results of operations for the three-year period ended December 31, 2001, should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

     We were incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 2001, our operating revenue, before fuel surcharge, grew at a 25.7% compounded annual rate, while net income increased at a 20.9% compounded annual rate, including a one-time, pre-tax, write-off recorded during 2001 of $5.7 million for an investment made in a communications technology company. The compounded annual net income growth rate for 2001, excluding this write-off, was 24.7%.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of our expense items to revenue, before fuel surcharge, for the three-year periods indicated below:

                                                  2001        2000        1999
                                                 ------      ------      ------
REVENUE, BEFORE FUEL SURCHARGE                      100%      100.0%      100.0%
Operating expenses:
  Salaries, wages and benefits                     33.8        33.4        29.5
  Fuel (1)                                         12.3        12.9        10.4
  Operations and maintenance                        5.7         5.4         5.8
  Insurance and claims                              4.2         2.3         2.6
  Operating taxes and licenses                      2.9         3.6         3.7
  Communications                                    1.0          .8          .9
  Depreciation and amortization                     7.6         9.2         9.4
  Lease expense - revenue equipment                 3.5         1.8          --
  Purchased transportation                          9.7        12.5        18.2
Miscellaneous operating expenses                    2.9         2.7         2.4
                                                 ------      ------      ------
Total operating expenses                           83.6        84.6        82.9
                                                 ------      ------      ------
Income from operations                             16.4        15.4        17.1
Net interest and other expense                      3.1         1.6          .2
                                                 ------      ------      ------
Income before income taxes                         13.3        13.8        16.9
Income taxes                                        5.4         5.2         6.7
                                                 ------      ------      ------
Net Income                                          7.9%        8.6%       10.2%
                                                 ======      ======      ======

PRO FORMA DATA (UNAUDITED):

Income from operations                             16.4        15.4        17.1
Net interest and other expense (2)                   .7         1.6          .2
                                                 ------      ------      ------
Income before income taxes (2)                     15.7        13.8        16.9
Income taxes (2)                                    6.3         5.2         6.7
                                                 ------      ------      ------
Net Income (2)                                      9.4%        8.6%       10.2%
                                                 ======      ======      ======

----------
(1)  Net of fuel surcharge.
(2) Excluding a one-time, pre-tax, non-cash write-off of $5,679,000 relating to a minority investment in a communications technology company, in 2001.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue, before fuel surcharge, increased by 16.5% to $241.7 million in 2001 from $207.4 million in 2000. This increase resulted from expansion of our customer base and increased volume from existing customers, that was facilitated by an increase in our tractor and trailer fleet, which increased by 12.0% to 1,897 tractors (including 200 owned by independent contractors) as of December 31, 2001, from 1,694 tractors (including 239 owned by independent contractors) as of December 31, 2000. The April 2000 acquisition of John Fayard Fast Freight, Inc., renamed Knight Transportation Gulf Coast, Inc., which then operated approximately 225 tractors, contributed to the increase in revenue for 2001, compared to 2000. Average revenue per mile (exclusive of fuel surcharge) increased slightly to $1.227 per mile for the year ended December 31, 2001, from $1.225 per mile for the same period in 2000.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.8% in 2001 from 33.4% in 2000, primarily due to the increase in the ratio of Company drivers to independent contractors. As of December 31, 2001, 89.5% of our fleet was operated by Company drivers, compared to 85.9% as of December 31, 2000. For our drivers, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue, before fuel surcharge, to 12.3% for 2001 from 12.9% in 2000, due mainly to lower average fuel prices during 2001 compared to 2000. We believe that higher fuel prices may continue to adversely impact operations throughout 2002. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     During 2000, we implemented a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2001, fuel surcharge was $9.1 million, compared to $9.5 million for 2000.

     Operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 5.7% for 2001 from 5.4% in 2000. This increase was primarily the result of the increase in the ratio of Company operated vehicles to independent contractor operated vehicles. Independent contractors pay for the maintenance on their own vehicles

     Insurance and claims expense increased, as a percentage of revenue, before fuel surcharge, to 4.2% for 2001, compared to 2.3% for 2000, primarily as a result of the increase in insurance premiums and the higher self-insurance retention levels assumed by the Company. We anticipate that casualty insurance rates will continue to increase in the future and for 2002 we will retain a larger portion of our claims risks, in response to the increased insurance premiums. See "BUSINESS-SAFETY RISK MANAGEMENT", above, and "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     Operating taxes and license expense, as a percentage of revenue, before fuel surcharge, decreased to 2.9% for 2001 from 3.6% for 2000. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for the 12 month period ended December 31, 2001.

     Communications expenses increased slightly as a percentage of revenue, before fuel surcharge, in 2001 compared to 2000, primarily due to the purchase and utilization of new tractor and trailer communication technology. During 2001 we purchased new Qualcomm in-cab communications systems to replace the in-cab communication system that was discontinued by Terion. (See non-recurring charge below).

     Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, decreased to 7.6% for 2001 from 9.2% in 2000. This decrease was primarily related to the increase in lease expenses incurred for revenue equipment under operating lease agreements. Lease expense, which is the expense for leased revenue equipment as a percentage of revenue, before fuel surcharge, was 3.5% for 2001, compared to 1.8% for 2000. Several lease agreements have variable payment terms which are amortized on a straight-line basis. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     Purchased transportation expense, as a percentage of revenue, before fuel surcharge, decreased to 9.7% in 2001 from 12.5% in 2000, primarily as a result of a decrease in the ratio of independent contractors to Company drivers. As of December 31, 2001, 10.5% of our fleet was operated by independent contractors, compared to 14.1% at December 31, 2000. We have utilized independent contractors as part of our fleet expansion because independent contractors provide their own tractors. As of December 31, 2001, the Company had 200 tractors owned and operated by independent contractors. As our Company-owned fleet has expanded, purchased transportation has decreased as a percentage of revenue, before fuel surcharge. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed per-mile basis. To assist us in continuing to attract independent contractors, we provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2001, we had $3.9 million in loans outstanding to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses, as a percentage of revenue, before fuel surcharge, increased to 2.9% for 2001 from 2.7% in 2000, primarily due to increases in bad debt reserves and increased travel expenses.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 83.6% for 2001, compared to 84.6% for 2000.

     Net interest expense, as a percentage of revenue, before fuel surcharge, decreased to 0.7% for 2001 from 1.5% for 2000. This decrease was primarily the result of our ability to reduce our outstanding debt to approximately $18.1 million at December 31, 2001, compared to $54.4 million at December 31, 2000. Debt reduction was facilitated, in part, by proceeds obtained from the offering of our Common Stock that closed November 7, 2001.

     During the third quarter of 2001, we recorded a non-recurring charge of $5.7 million to record the write-off of our entire investment in Terion, Inc. ("Terion"), a communications technology company, made during 1998 and 1999. We owned less than four percent of Terion and did not derive any revenue from our investment. We elected to write-off our investment after Terion announced that it would cease operating its in-cab communications system. In January, Terion filed for protection under Chapter 11 of the Federal Bankruptcy Code. The impact on earnings per diluted share was $0.10 for the year ended December 31, 2001. This write-off resulted in a reduction of net income, as a percentage of revenue before fuel surcharge, of 1.5% for the fiscal year ended December 31, 2001. As a result of Terion's decision to discontinue its in-cab communications business, we replaced the Terion in-cab units with Qualcomm in-cab satellite-based communications systems.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense, as a percentage of revenue, before fuel surcharge, increased to 5.4% for the year ended December 31, 2001, from 5.2% for the year ended December 31, 2000, primarily due to a change in the mix of State tax liabilities.

     As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 7.9% for 2001, compared to 8.6% in 2000. This percentage was 9.4% for 2001, excluding the write-off of our investment in Terion, as discussed above.

FISCAL 2000 COMPARED TO FISCAL 1999

     Revenue, before fuel surcharge, increased by 36.9% to $207.4 million in 2000 from $151.5 million in 1999. This increase resulted from expansion of our customer base and increased volume from existing customers. This was facilitated by a continued increase in our tractor and trailer fleet, including approximately 225 tractors acquired in the April 2000 acquisition of John Fayard Fast Freight, Inc., renamed Knight Transportation Gulf Coast, Inc., and 50 tractors acquired in the March, 1999 acquisition of Action Delivery Services, Inc. Our fleet increased by 39.8% to 1,694 tractors (including 239 owned by independent contractors) as of December 31, 2000, from 1,212 tractors (including 281 owned by independent contractors) as of December 31, 1999. Average revenue per mile (exclusive of fuel surcharge) decreased to $1.225 per mile for the year ended December 31, 2000, from $1.227 per mile for the same period in 1999. Equipment utilization averaged 115,300 miles per tractor in 2000, down slightly when compared to an average of 116,500 miles per tractor in 1999 primarily due to the increase in fuel costs that we passed on to our customers. These changes reflect increased competition in the short-to-medium truckload sector of the transportation business.

     Salaries, wages and benefits expense increased, as a percentage of revenue before fuel surcharge, to 33.4% in 2000 from 29.5% in 1999, primarily due to the increase in the ratio of Company drivers to independent contractors and increased compensation to non-driving staff. As of December 31, 2000, 85.9% of our fleet was operated by Company drivers, compared to 76.8% at December 31, 1999. For our drivers, we record accruals for workers' compensation benefits as a component of our claim accrual, and the related expense is reflected in salaries, wages and benefits in its consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased as a percentage of revenue before fuel surcharge, to 12.9% for 2000 from 10.4% in 1999, due mainly to higher average fuel prices during 2000 compared to 1999. We believe that higher fuel prices will continue to adversely impact operations throughout most of 2001. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below. Also, the increase in the ratio of Company drivers to independent contractors in 2000 compared to 1999 contributed to this increase. Independent contractors pay for their own fuel.

     During 2000, we implemented a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the 12 month period ended December 31, 2000, fuel surcharge was $9,452,816, compared to $968,669 for 1999.

     Operations and maintenance expense decreased, as a percentage of revenue before fuel surcharge, to 5.4% for 2000 from 5.8% in 1999. This decrease was the result of improvements experienced in our equipment maintenance programs.

     Insurance and claims expense decreased, as a percentage of revenue before fuel surcharge, to 2.3% for 2000, compared to 2.6% for 1999 as a result of the reduction in both the frequency and severity of claims activity incurred, and favorable casualty insurance rates. We anticipate that casualty insurance rates will increase in the future and we are retaining a larger portion of our claims risks, in response to increased insurance expense.

     Operating taxes and license expense, as a percentage of revenue before fuel surcharge, decreased to 3.6% for 2000 from 3.7% for 1999. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for the 12 month period ended December 31, 2000.

     Communications expenses decreased slightly, as a percentage of revenue before fuel surcharge, in 2000 compared to 1999.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, decreased to 9.2% for 2000 from 9.4% in 1999. This decrease was related to the increase in lease expenses incurred for revenue equipment under operating lease agreements. This decrease was also related to certain dedicated opportunities which do not require the use of certain Company revenue equipment. Lease expense, which is the expense for leased revenue equipment as a percentage of revenue, before fuel surcharge, was 1.8% for 2000, compared to 0% for 1999, due to our initiation of a leasing program in 2000 to obtain additional revenue equipment. Several lease agreements have variable payment terms which are amortized on a straight-line basis.

     Purchased transportation expense, as a percentage of revenue before fuel surcharge, decreased to 12.5% in 2000 from 18.2% in 1999, primarily as a result of a decrease in the ratio of independent contractors to Company drivers. As of December 31, 2000, 14.1% of our fleet was operated by independent contractors, compared to 23.2% at December 31, 1999. We have utilized independent contractors as part of our fleet expansion because independent contractors provide their own tractors. As of December 31, 2000, the Company had 239 tractors owned and operated by independent contractors. As the Company-owned fleet has expanded, purchased transportation has decreased as a percentage of revenue, before fuel surcharge. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed per-mile basis. To assist us in continuing to attract independent contractors, we provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2000, we had $1.5 million in loans outstanding to independent contractors to purchase revenue equipment. The loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses, as a percentage of revenue before fuel surcharge, increased to 2.7% for 2000 from 2.4% in 1999, primarily due to decreases in utilization of Company equipment.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 84.6% for 2000, compared to 82.9% for 1999.

     Net interest expense, as a percentage of revenue before fuel surcharge, increased to 1.6% for 2000 from 0.2% for 1999. This increase was due to the increase in our average borrowings to $48.9 million for 2000 from $20.7 million for 1999.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense decreased as a percentage of revenue, before fuel surcharge, to 5.2% for the year ended December 31, 2000, from 6.7% for the year ended December 31, 1999, primarily due to a change in the mix of State tax liabilities, as well as the increase in our operating ratio to 84.6% for 2000, compared to 82.9% for 1999.

     As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 8.6% for 2000, compared to 10.2% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The growth of our business has required a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations and our lines of credit with our primary lender. During the fourth quarter of 2001, we registered with the Securities and Exchange Commission and sold 2,678,907 shares of our common stock through a public offering, which resulted in net proceeds to us of $41,249,460. SEE our Registration Statements on Form S-3 filed with the SEC on October 24, 2001 (File No. 333-72130), and November 2, 2001 (File No. 333-72688). The proceeds we received from this offering were used for the repayment of indebtedness and for general corporate purposes.

     Net cash provided by operating activities was approximately $46.2 million, $34.5 million and $25.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, land and leasehold improvements, totaled $30.3 million, $35.0 million and $41.5 million, for the years ended December 31, 2001, 2000, and 1999, respectively. We expect that capital expenditures, net of trade-ins, of approximately $45 million for 2002, will be applied primarily to acquire new revenue equipment.

     Net cash provided by financing activities was approximately $5.9 million, $3.2 million and $22.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. The change from 2000 to 2001 was the result of the proceeds from the sale of common stock discussed previously, which were used primarily to reduce outstanding debt. The change from 1999 to 2000 was primarily the result of the proceeds from the sale of notes receivable and new borrowings on the line of credit.

     We maintain a line of credit totaling $50 million with our lenders and use this line to finance the acquisition of revenue equipment and other corporate purposes to the extent our need for capital is not provided by funds from operations or otherwise. Under the line of credit, we are obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based on either the London Interbank Offered Rate ("LIBOR") plus an adjustment factor, or the prime rate. At December 31, 2001, and March 4, 2002, we had $12.2 million in borrowings under our revolving line of credit, all of which was under an interest rate swap agreement that expires in February 2004. The line of credit expires in July 2003.

     In October 1998, we entered into a $10 million term loan with our primary lender which will mature in September 2003. The interest is at a fixed rate of 5.75%. The note is unsecured and had an outstanding balance of $4.0 million as of December 31, 2001, $2.1 million of which is due in the next 12 months.

     Through our subsidiaries, we have entered into lease agreements under which we lease revenue equipment. The total amount outstanding under these agreements as of December 31, 2001, was $23.7 million, with interest rates from 5.2% to 8.2%, and with $8.7 million due in the next 12 months.

     Management believes we have adequate liquidity to meet our current needs. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations.

SEASONALITY

     In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

     To date,  our  revenue  has not shown  any  significant  seasonal  pattern.
Because we operate primarily in Arizona, California and the western United States, winter weather generally has not adversely affected our business. Expansion of our operations in the Midwest, Rocky Mountain area, East Coast, and the Southeast could expose us to greater operating variances due to seasonal weather in these regions. Recent shortages of energy and related issues in California, and elsewhere in the western United States, could result in an adverse effect on our operations and demand for our services should these shortages continue or increase. This risk may exist in other regions in which we operate, depending upon availability of energy.

SELECTED QUARTERLY FINANCIAL DATA

     The following tables set forth certain unaudited information about our revenue and results of operations on a quarterly basis for 2000 and 2001 (in thousands, except per share data):

                                                       2001
                                   ---------------------------------------------
                                   Mar 31      June 30      Sept 30      Dec 31
                                   -------     -------      -------      -------
Revenue, before fuel surcharge     $54,048     $58,698      $63,785      $65,148
Income from operations               7,808       9,086       10,963       11,694
Net Income                           4,237       5,060        2,886        6,834
Earnings per common share:
     Basic                         $  0.12     $  0.15      $  0.08      $  0.19
                                   -------     -------      -------      -------
     Diluted                       $  0.12     $  0.15      $  0.08      $  0.19
                                   -------     -------      -------      -------

Pro Forma Data (unaudited):
                                                       2001
                                   ---------------------------------------------
                                   Mar 31      June 30      Sept 30      Dec 31
                                   -------     -------      -------      -------
Revenue, before fuel surcharge     $54,048     $58,698      $63,785      $65,148
Income from operations               7,808       9,086       10,963       11,694
Net Income                           4,237       5,060        6,265(1)     6,834
Earnings per common share:
     Basic                         $  0.12     $  0.15      $  0.18(1)   $  0.19
                                   -------     -------      -------      -------
     Diluted                       $  0.12     $  0.15      $  0.18(1)   $  0.19
                                   -------     -------      -------      -------

----------
(1) Excludes one-time, pre-tax, non-cash write-off of $5,679,000 relating to an investment in Terion, Inc.

                                                       2000
                                   ---------------------------------------------
                                   Mar 31      June 30      Sept 30      Dec 31
                                   -------     -------      -------      -------
Revenue, before fuel surcharge     $43,569     $51,676      $55,770      $56,391
Income from operations               6,874       8,072        8,433        8,644
Net Income                           3,873       4,596        4,616        4,660
Earnings per common share:
     Basic                         $  0.12     $  0.14      $  0.14      $  0.14
                                   -------     -------      -------      -------
     Diluted                       $  0.12     $  0.14      $  0.14      $  0.14
                                   -------     -------      -------      -------

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Recently Adopted and to be Adopted Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. We had $7,504,067 in net book value recorded for goodwill at December 31, 2001. The current amortization of this goodwill was $46,782 per month. At present, we are currently assessing but have not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on our financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates, insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the medium or long term affects of the September 11, 2001, terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

     The following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

     OUR GROWTH MAY NOT CONTINUE AT HISTORIC RATES.

     We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

     ONGOING INSURANCE AND CLAIMS EXPENSES COULD SIGNIFICANTLY REDUCE OUR EARNINGS.

     Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We are self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, and for worker's compensation up to a maximum limit of $500,000 per occurrence. Subsequent to December 31, 2001, we increased our self-insurance levels for personal injury and property damage liability, cargo liability, collision and comprehensive from $500,000 to $1,750,000 per occurrence. Our worker's compensation self-insurance level remains at $500,000. If the number of claims for which we are self-insured increases, our operating results could be adversely affected. Also, we maintain insurance with licensed insurance companies above the amounts for which we self-insure. After several years of aggressive pricing, insurance carriers have raised premiums which has increased our insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, will likely result in additional increases in our insurance expenses. If these expenses continue to increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

     INCREASED PRICES FOR NEW REVENUE EQUIPMENT AND DECREASES IN THE VALUE OF USED REVENUE EQUIPMENT MAY MATERIALLY AND ADVERSELY AFFECT OUR EARNINGS AND CASH FLOW.

     Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

     In the past, we have acquired new tractors and trailers at favorable prices, and have entered into agreements with the manufacturers to repurchase the tractors at agreed prices. Current developments in the secondary tractor resale market have resulted in a large supply of used tractors on the market. This has depressed the market value of used equipment to levels below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. We understand that tractor manufacturers have communicated to customers their intention to significantly increase new equipment prices in 2002 and eliminate or sharply reduce the price of repurchase commitments. We are currently in discussions with one of our major tractor suppliers concerning new equipment purchase prices and repurchase commitments previously made to us and whether that supplier will honor its contractual commitments to us. Our business plan and current contract take into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the Environmental Protection Agency. If new equipment prices were to increase otherwise, or if the price of repurchase commitments were to decrease or contractual commitments are not honored by our current suppliers, we may be required to increase our depreciation and financing costs, write down the value of used equipment, and/or retain some of our equipment longer, with a resulting increase in operating expenses. If our resulting cost of revenue equipment were to increase and/or the prices of used revenue equipment were to decline, our operating costs could increase, which could materially and adversely affect our earnings and cash flow, if we are unable to offset these increases through rate increases or cost savings.

     FUEL PRICES MAY INCREASE SIGNIFICANTLY, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     We are also subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel.

     IF THE GROWTH IN OUR REGIONAL OPERATIONS THROUGHOUT THE UNITED STATES SLOWS OR STAGNATES, OR IF WE ARE UNABLE TO COMMIT SUFFICIENT RESOURCES TO OUR REGIONAL OPERATIONS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Currently, a significant portion of our business is concentrated in the Arizona and California markets. A general economic decline or a natural disaster in either of these markets could have a material adverse effect on our growth and profitability. In addition, we have established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; and Kansas City, Kansas in order to serve markets in these regions. We are planning additional regional operations for 2002. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

     DIFFICULTY IN DRIVER AND INDEPENDENT CONTRACTOR RETENTION MAY HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS.

     Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands, could also have a material adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

     WE ARE HIGHLY DEPENDENT ON A FEW MAJOR CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

     A significant portion of our revenue is generated from a few major customers. For the year ended December 31, 2001, our top 25 customers, based on revenue, accounted for approximately 43.8% of our revenue; our top 10 customers, approximately 27.8% of our revenue; and our top 5 customers, approximately 16.8% of our revenue. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

     TERION TRAILER-TRACKING TECHNOLOGY MAY NOT BE AVAILABLE TO US, WHICH COULD REQUIRE US TO INCUR THE COST OF REPLACEMENT TECHNOLOGY, ADVERSELY AFFECT OUR TRAILER UTILIZATION AND OUR ABILITY TO ASSESS DETENTION CHARGES.

     We utilize Terion's trailer-tracking technology to assist with monitoring the majority of our trailers. Terion has filed for bankruptcy protection and is attempting a reorganization under Chapter 11 of the Federal Bankruptcy Code. If Terion ceases operations or abandons that technology, we would be required to incur the cost of replacing that technology or could be forced to operate without this trailer-tracking technology, which could adversely affect our trailer utilization and our ability to assess detention charges.

     OUR INVESTMENT IN CONCENTREK MAY NOT BE SUCCESSFUL AND WE MAY BE FORCED TO WRITE OFF PART OR ALL OF OUR INVESTMENT.

     We have invested $1 million and loaned approximately $1.6 million to Concentrek, Inc., ("Concentrek") a transportation logistics company and are comitted to loan up to an additional $760,500 on a secured basis. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of that investment.

     OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE OUR SHAREHOLDERS TO LOSE A SIGNIFICANT PORTION OF THEIR INVESTMENT.

     The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in our anticipated or actual results of operations or other companies in the transportation industry, changes in conditions affecting the economy generally, including incidents of terrorism, analyst reports, general trends in the industry, sales of common stock by insiders, as well as other factors unrelated to our operating results. Volatility in the market price of our common stock may prevent a shareholder from being able to sell his shares at or above the price paid for them.

     WE MAY NOT BE SUCCESSFUL IN OUR ACQUISITION STRATEGY, WHICH COULD LIMIT OUR GROWTH PROSPECTS.

     We may grow by acquiring other trucking companies or trucking assets. Acquisitions could involve the dilutive issuance of equity securities and/or the incurrence of additional debt. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we were to make acquisitions in the future, we cannot assure our shareholders that we will be able to successfully integrate the acquired companies or assets into our business.

     OUR OPERATIONS ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND REGULATIONS, THE VIOLATION OF WHICH COULD RESULT IN SUBSTANTIAL FINES OR PENALTIES.

     We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our terminal facilities are located adjacent to superfund sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our facilities.

     If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

     The U.S. DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, rates and charges, operations, safety, and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours in service, and ergonomics. Compliance with such regulations could substantially impair equipment productivity and increase our operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rate on debt and from changes in commodity prices.

     Under Financial Accounting Reporting Release Number 48, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

     Except as described below, we have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or tracking. Because our operations are confined to the United States, we are not subject to foreign currency risk.

     INTEREST RATE RISK

     We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. An increase in short-term interest rates could have a material adverse effect on our financial condition if our debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. We have entered into an interest rate swap agreement with our primary lender to better manage cash flow. Under this swap agreement a one percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $122,000. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us. We have not issued corporate debt instruments.

     COMMODITY PRICE RISK

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the fiscal year ended December 31, 2001, fuel expense, net of fuel surcharge, represented 14.7% of our total operating expenses, net of fuel surcharge, compared to 15.3% for the same period ending in 2000.

     In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000, through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we are obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we are obligated to purchase 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we are obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.0 million. Future increases in the NY MX HO average price would result in us not having to make payments under these agreements. Management's current valuation of the fuel purchase agreements indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position and we have valued these items at fair value by recording accrued liabilities for these in the accompanying December 31, 2001, financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2001, together with the related notes and report of Arthur Andersen LLP, independent public accountants, are set forth at pages F-1 through F-20, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     We incorporate by reference the information contained under the heading "Election of Directors" from our definitive Proxy Statement to be delivered to our in connection with the 2002 Annual Meeting of Shareholders to be held May 8, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     We incorporate by reference the information contained under the heading "Executive Compensation" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2002 Annual Meeting of Shareholders to be held May 8, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2002 Annual Meeting of Shareholders to be held May 8, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information contained under the heading "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2002 Annual Meeting of Shareholders to be held May 8, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-20 , below.

     1.   Consolidated Financial Statements:

          KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

          Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31,
            2001, 2000 and 1999
          Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the years ended December 31,
            2001, 2000 and 1999
          Notes to Consolidated Financial Statements

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

3.1.1 First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 10-K for the period ending December 31, 2000).

3.1.2     Second Amendment to Restated Articles of Incorporation of the Company.
          (Incorporated   by  reference  to  Exhibit   3.1.2  to  the  Company's
          Registration Statement on Form S-3 No. 333-72130).

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

10.6.1* Indemnification Agreements between the Company and Timothy M. Kohl, dated October 16, 2000, and Matt Salmon, dated May 9, 2001.

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

21.1*     Subsidiaries of the Company.

23*       Consent of Arthur Andersen LLP

----------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KNIGHT TRANSPORTATION, INC.

                                        By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight,
Date: March 15, 2002                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            SIGNATURE AND TITLE                                       DATE
            -------------------                                       ----

/s/ Kevin P. Knight                                               March 15, 2002
--------------------------------------------
Kevin P. Knight, Chairman of the Board,
Chief Executive Officer, Director


/s/ Gary J. Knight                                                March 15, 2002
--------------------------------------------
Gary J. Knight, President, Director


/s/ Keith T. Knight                                               March 15, 2002
--------------------------------------------
Keith T. Knight,
Executive Vice President, Director


/s/ Timothy M. Kohl                                               March 15, 2002
--------------------------------------------
Timothy M. Kohl,
Chief Financial Officer, Secretary, Director


/s/ Randy Knight                                                  March 15, 2002
--------------------------------------------
Randy Knight, Director


/s/ Mark Scudder                                                  March 15, 2002
--------------------------------------------
Mark Scudder, Director


/s/ Donald A. Bliss                                               March 15, 2002
--------------------------------------------
Donald A. Bliss, Director


/s/ G.D. Madden                                                   March 15, 2002
--------------------------------------------
G.D. Madden, Director


/s/ Matt Salmon                                                   March 15, 2002
--------------------------------------------
Matt Salmon, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knight Transportation, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of KNIGHT TRANSPORTATION, INC. (an Arizona corporation) AND SUBSIDIARIES (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Phoenix, Arizona
January 16, 2002

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000

                                                                2001             2000
                                                            -------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                 $  24,135,601    $   6,151,383
  Trade receivables, net of allowance for doubtful
    accounts of $1,131,682 and $1,121,375, respectively        31,693,074       33,923,878
  Notes receivable, net of allowance for doubtful
    notes receivable of $66,181 and $80,645, respectively         777,218          143,576
  Inventories and supplies                                      1,905,934          792,683
  Prepaid expenses                                              7,964,109        5,018,559
  Deferred tax assets                                           6,081,462        3,046,756
                                                            -------------    -------------

                                                               72,557,398       49,076,835
                                                            -------------    -------------
Property and Equipment:
  Land and land improvements                                   13,112,344       11,309,547
  Buildings and improvements                                   12,456,546        9,684,086
  Furniture and fixtures                                        6,297,862        5,620,344
  Shop and service equipment                                    1,789,903        1,435,818
  Revenue equipment                                           169,630,340      156,429,863
  Leasehold improvements                                          666,860          611,475
                                                            -------------    -------------
                                                              203,953,855      185,091,133
  Less: accumulated depreciation                              (50,258,826)     (42,113,992)
                                                            -------------    -------------

          Property and Equipment, net                         153,695,029      142,977,141
                                                            -------------    -------------

Notes Receivable, net of current portion                        3,108,263        1,398,475
                                                            -------------    -------------
Other Assets, net of accumulated amortization of
  $929,833 and $277,046, respectively                          11,753,359       13,531,568
                                                            -------------    -------------

                                                            $ 241,114,049    $ 206,984,019
                                                            =============    =============

The accompanying notes are an integral part of these consolidated balance sheets.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000

                                                                2001             2000
                                                            -------------    -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                          $   3,838,011    $   6,125,474
  Accrued liabilities                                           6,321,829        4,406,341
  Current portion of long-term debt                             3,159,162        5,477,868
  Claims accrual                                                7,509,397        5,554,127
                                                            -------------    -------------

                                                               20,828,399       21,563,810

Line of Credit                                                 12,200,000       34,000,000
Long-Term Debt, net of current portion                          2,714,526       14,885,268
Deferred Tax Liabilities                                       37,675,395       31,414,320
                                                            -------------    -------------

                                                               73,418,320      101,863,398
                                                            -------------    -------------
Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 50,000,000
    shares authorized; none issued                                     --               --
  Common stock, $.01 par value; 100,000,000
    shares authorized; 36,834,106 and 33,732,423
    shares issued and outstanding at December 31, 2001
    and 2000, respectively                                        368,341          337,324
  Additional paid-in capital                                   69,846,990       25,586,963
  Accumulated other comprehensive loss                           (732,470)              --
  Retained earnings                                            98,212,868       79,196,334
                                                            -------------    -------------

                                                              167,695,729      105,120,621
                                                            -------------    -------------

                                                            $ 241,114,049    $ 206,984,019
                                                            =============    =============

The accompanying notes are an integral part of these consolidated balance sheets.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999

                                           2001             2000             1999
                                       -------------    -------------    -------------
Revenue:
  Revenue, before fuel surcharge       $ 241,679,351    $ 207,406,059    $ 151,489,829
  Fuel surcharge                           9,139,382        9,452,816          968,669
                                       -------------    -------------    -------------

          Total revenue                  250,818,733      216,858,875      152,458,498
                                       -------------    -------------    -------------
Operating Expenses:
  Salaries, wages and benefits            81,778,739       69,193,161       44,688,774
  Fuel                                    38,934,360       36,256,884       16,769,280
  Operations and maintenance              13,892,190       11,236,724        8,776,253
  Insurance and claims                    10,229,692        4,869,166        4,005,111
  Operating taxes and licenses             7,037,838        7,514,597        5,646,079
  Communications                           2,057,222        1,510,153        1,190,164
  Depreciation and amortization           18,416,513       19,131,183       14,179,613
  Lease expense - revenue equipment        8,510,616        3,717,044               --
  Purchased transportation                23,494,931       25,856,976       27,585,318
  Miscellaneous operating expenses         6,915,149        5,549,612        3,707,892
                                       -------------    -------------    -------------

                                         211,267,250      184,835,500      126,548,484
                                       -------------    -------------    -------------

          Income from operations          39,551,483       32,023,375       25,910,014
                                       -------------    -------------    -------------
Other Income (Expense):
   Interest income                           708,073          917,975          901,332
   Other expense                          (5,679,000)        (287,500)              --
   Interest expense                       (2,514,022)      (4,048,664)      (1,197,446)
                                       -------------    -------------    -------------

                                          (7,484,949)      (3,418,189)        (296,114)
                                       -------------    -------------    -------------

          Income before income taxes      32,066,534       28,605,186       25,613,900

Income Taxes                             (13,050,000)     (10,860,000)     (10,150,000)
                                       -------------    -------------    -------------

          Net income                   $  19,016,534    $  17,745,186    $  15,463,900
                                       =============    =============    =============

Basic Earnings Per Share               $         .55    $         .53    $         .46
                                       =============    =============    =============

Diluted Earnings Per Share             $         .54    $         .53    $         .45
                                       =============    =============    =============
Weighted Average Shares
  Outstanding - Basic                     34,275,107       33,409,660       33,727,858
                                       =============    =============    =============
Weighted Average Shares
  Outstanding - Diluted                   35,145,442       33,770,410       34,273,249
                                       =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2001, 2000 and 1999

                                                                  2001            2000           1999
                                                              ------------    ------------    ------------
Net Income                                                    $ 19,016,534    $ 17,745,186    $ 15,463,900

Other Comprehensive Loss:
  Interest rate swap agreement fair market value adjustment       (732,470)             --              --
                                                              ------------    ------------    ------------

Comprehensive Income                                          $ 18,284,064    $ 17,745,186    $ 15,463,900
                                                              ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2001, 2000, and 1999

                                                                                        Accumulated
                                               Common Stock              Additional        Other
                                         ---------------------------      Paid-in      Comprehensive    Retained
                                         Shares Issued     Amount         Capital         (Loss)        Earnings         Total
                                         -------------   -----------    ------------    -----------    -----------    ------------
Balance, December 31, 1998                 33,708,335    $   337,083    $ 24,574,745    $        --    $45,987,248    $ 70,899,076
  Exercise of stock options                    81,900            819         322,189             --             --         323,008
  Issuance of shares for business
    acquisition                               219,512          2,195       1,830,732             --             --       1,832,927
  Issuance of common stock                      1,152             12           9,988             --             --          10,000
  Tax benefit on stock option exercises            --             --          98,712             --             --          98,712
  Purchase of stock, at cost               (1,117,800)       (11,178)     (5,802,804)            --             --      (5,813,982)
  Net income                                       --             --              --             --     15,463,900      15,463,900
                                          -----------    -----------    ------------    -----------    -----------    ------------

Balance, December 31, 1999                 32,893,099        328,931      21,033,562             --     61,451,148      82,813,641
  Exercise of stock options                   322,553          3,225       1,214,988             --             --       1,218,213
  Issuance of shares for business
    acquisition                               514,773          5,148       2,944,072             --             --       2,949,220
  Issuance of common stock                      1,998             20          14,980             --             --          15,000
  Tax benefit on stock option exercises            --             --         379,361             --             --         379,361
  Net income                                       --             --              --             --     17,745,186      17,745,186
                                          -----------    -----------    ------------    -----------    -----------    ------------

Balance, December 31, 2000                 33,732,423        337,324      25,586,963             --     79,196,334     105,120,621
  Exercise of stock options                   421,576          4,216       1,994,250             --             --       1,998,466
  Issuance of shares in stock offering,
    net of offering costs of $2,517,091     2,678,907         26,789      41,202,671             --             --      41,229,460
  Issuance of common stock                      1,200             12          14,988             --             --          15,000
  Tax benefit on stock option exercises            --             --       1,048,118             --             --       1,048,118
  Other comprehensive loss                         --             --              --       (732,470)            --        (732,470)
  Net income                                       --             --              --             --     19,016,534      19,016,534
                                          -----------    -----------    ------------    -----------    -----------    ------------

Balance, December 31, 2001                 36,834,106    $   368,341    $ 69,846,990    $  (732,470)   $98,212,868    $167,695,729
                                          ===========    ===========    ============    ===========    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001           2000            1999
                                                                ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net income                                                    $ 19,016,534    $ 17,745,186    $ 15,463,900
  Adjustments to reconcile net income to net cash provided
    by operating activities-
      Depreciation and amortization                               18,416,513      19,131,183      14,179,613
      Write-off of investment in communications company            5,679,000              --              --
      Non-cash compensation expense for issuance of
        common stock to certain members of board of directors         15,000          15,000          10,000
      Provision for allowance for doubtful accounts and
        notes receivable                                             470,007         668,409         320,759
      Deferred income taxes                                        3,226,369       5,815,361       5,051,072
      Tax benefit on stock option exercises                        1,048,118         379,361          98,712
      Changes in assets and liabilities:
        (Increase) decrease in trade receivables                   1,774,804      (4,954,286)     (6,857,721)
        (Increase) decrease in inventories and supplies           (1,113,251)       (151,262)        778,426
        (Increase) decrease in prepaid expenses                   (2,945,550)     (3,448,536)         80,769
        Increase in other assets                                    (272,334)     (2,028,902)     (1,640,016)
        Increase (decrease) in accounts payable                   (2,287,463)        319,348      (1,086,359)
        Increase (decrease) in accrued liabilities and claims
          accrual                                                  3,138,288       1,058,560        (897,123)
                                                                ------------    ------------    ------------

               Net cash provided by operating activities          46,166,035      34,549,422      25,502,032
                                                                ------------    ------------    ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment, net                       (30,377,780)    (33,965,304)    (37,273,468)
  Investment in communications company                                    --              --        (879,000)
  Investment in/advances to other companies                       (1,334,000)     (1,720,000)       (250,000)
  Cash received from business acquired                                    --       2,528,420          64,501
  Increase in notes receivable                                    (2,357,437)     (1,735,218)     (6,576,353)
                                                                ------------    ------------    ------------

               Net cash used in investing activities             (34,069,217)    (34,892,102)    (44,914,320)
                                                                ------------    ------------    ------------

Cash Flows From Financing Activities:
  (Payments) borrowings on line of credit, net                   (21,800,000)      4,963,030      25,536,970
  Proceeds from sale of notes receivable                                  --      10,091,166              --
  Borrowings of long-term debt                                            --              --       6,645,895
  Payments of long-term debt                                     (14,489,448)     (9,862,592)     (1,888,184)
  Payments of accounts payable - equipment                        (1,051,078)     (3,210,581)     (2,220,780)
  Proceeds from issuance of common stock                          43,746,551              --              --
  Payment of stock offering costs                                 (2,517,091)             --              --
  Purchase of treasury stock, at cost                                     --              --      (5,813,982)
  Proceeds from exercise of stock options                          1,998,466       1,218,213         323,008
                                                                ------------    ------------    ------------

               Net cash provided by financing activities           5,887,400       3,199,236      22,582,927
                                                                ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                         17,984,218       2,856,556       3,170,639

Cash and Cash Equivalents, beginning of year                       6,151,383       3,294,827         124,188
                                                                ------------    ------------    ------------

Cash and Cash Equivalents, end of year                          $ 24,135,601    $  6,151,383    $  3,294,827
                                                                ============    ============    ============

Supplemental Disclosures:
  Noncash investing and financing transactions:
    Equipment acquired by accounts payable                      $         --    $  1,051,078    $  4,261,659

  Cash flow information:
    Income taxes paid                                           $  7,481,894    $  6,264,157    $  6,001,684
    Interest paid                                                  2,488,547       4,036,509       1,117,787

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

     Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah and Kansas City, Kansas. During 2000, the Company expanded its operations by acquiring the facilities of John Fayard Fast Freight, Inc., now Knight Transportation Gulf Coast, Inc., in Gulfport, Mississippi. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

     b.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc., Quad-K Leasing, Inc., KTTE Holdings, Inc., QKTE Holdings, Inc., Knight Management Services, Inc., Knight Transportation Midwest, Inc., KTeCom, L.L.C., Knight Transportation South Central Ltd. Partnership and Knight Transportation Gulf Coast, Inc. All material intercompany items and transactions have been eliminated in consolidation.

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

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the following estimated useful lives:

                                                                 Years
                                                                 -----
          Land improvements                                          5
          Buildings and improvements                             20-30
          Furniture and fixtures                                     5
          Shop and service equipment                              5-10
          Revenue equipment                                       5-10
          Leasehold improvements                                    10

     The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2001, 2000, and 1999, repairs and maintenance expense totaled approximately $8,900,000, $6,100,000, and $4,240,000, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

     OTHER ASSETS - Other assets include:

                                                                     2001            2000
                                                                 ------------    ------------
          Investment in communications technology company        $         --    $  4,879,000
          Investment in logistics company and related advances      1,774,500         720,200
          Investment in aircraft company                            1,717,700       1,450,000
          Goodwill                                                  8,433,900       5,798,179
          Other                                                       757,092         961,235
          Accumulated amortization                                   (929,833)       (277,046)
                                                                 ------------    ------------

                                                                 $ 11,753,359    $ 13,531,568
                                                                 ============    ============

     The Company's ownership percentage in each of the investments above is less than 20% at December 31, 2001 and 2000 and the Company does not have significant influence over the operating decisions of the entities;
     therefore, the investments are carried at cost. In 1998 and 1999 the Company invested in a communications technology company. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. In August 2001, the investee announced changes to its strategic operations which caused the Company to evaluate the investment for impairment. During 2001, the Company elected to write-off this investment in accordance with its policy on evaluating the impairment of long-lived assets. The investee, subsequent to the Company writing-off the investment, filed for bankruptcy protection. This non-recurring charge is reflected in other expense in the accompanying consolidated financial statements. The logistics company and aircraft company are related parties. (see notes 5 and 7) Goodwill was being amortized over 15 years. On January 1, 2002, the Company adopted SFAS No. 141 and 142 which will impact future amortization. (See "Recently Adopted and to be Adopted Pronouncements" below in Note 1).

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company assesses the recoverability of long-lived assets, including property and equipment and goodwill, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows (using a discount rate reflecting the Company's average cost of funds) compared to the carrying value of those assets.

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be recovered over the period of benefit.

     REVENUE RECOGNITION - The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Generally, all of these conditions are met upon delivery.

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

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion (APB) No. 25. In accordance with SFAS No. 123, a company is required to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. See Note 9.

     FINANCIAL INSTRUMENTS - The Company's financial instruments include cash equivalents, trade receivables, notes receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, trade receivables and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes receivable and notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 5.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 2001, 2000 and 1999, aggregated approximately 11%, 15% and 16% of revenues, respectively. Revenue from the Company's single largest customers represent approximately 4%, 7% and 7% of revenues for the years 2001, 2000, and 1999, respectively.

     RECAPITALIZATION AND STOCK SPLIT - On May 9, 2001 the Board of Directors approved a three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on June 1, 2001, to all shareholders of record as of the close of business on May 18, 2001. Also on December 7, 2001 the Company's Board of Directors approved another three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on December 28, 2001, to all stockholders of record as of the close of business on December 7, 2001. These stock splits have been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock splits.

     EARNINGS PER SHARE - The Company accounts for its earnings per share (EPS) in accordance with SFAS No. 128, EARNINGS PER SHARE.

     A reconciliation of the numerators (net income) and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for 2001, 2000, and 1999, are as follows:

                                   2001                                   2000                                   1999
                  ------------------------------------   ------------------------------------   ------------------------------------
                   Net Income      Shares    Per Share   Net Income      Shares     Per Share   Net Income      Shares     Per Share
                  (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                  -----------    ----------    ------    -----------    ----------    ------    -----------    ----------    ------
Basic EPS         $19,016,534    34,275,107    $  .55    $17,745,186    33,409,660    $  .53    $15,463,900    33,727,858    $  .46
                                               ======                                 ======                                 ======
Effect of stock
options                    --       870,335                       --       360,750                       --       545,391
                  -----------    ----------              -----------    ----------              -----------    ----------

Diluted EPS       $19,016,534    35,145,442    $  .54    $17,745,186    33,770,410    $  .53    $15,463,900    34,273,249    $  .45
                  ===========   ===========    ======    ===========   ===========    ======    ===========   ===========    ======

     SEGMENT INFORMATION - Although the Company has eight operating segments, it has determined that it has one reportable segment. Seven of the segments are managed based on the regions of the United States in which each operates. Each of these segments have similar economic characteristics as they all provide short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result, the Company has determined that it is appropriate to aggregate its operating segments into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

     RECENTLY ADOPTED AND TO BE ADOPTED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In
     June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133. This statement deferred the effective date of SFAS No. 133 for the Company until January 1, 2001.

     In August and September 2000, the Company entered into two agreements to obtain price protection to reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, the Company is obligated to pay, for a maximum of 12 different months selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, the Company entered into a similar agreement. Under this agreement, the Company is obligated to purchase
     750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, the Company is obligated to pay the difference between $.58 and the stated index.

     The Company adopted SFAS No. 133 on January 1, 2001. There was not a material impact on the Company's results of operations or financial position as a result of the adoption of SFAS No. 133. As of December 31, 2001, the three agreements described above are stated at their fair market value, based on an option provided by the issuer of the agreements to dissolve the agreements for $750,000, which expires on April 16, 2002, and are included in accrued liabilities in the accompanying consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized finite-lived intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. The Company had $7,504,067 in net book value recorded for goodwill at December 31, 2001. The current amortization of this goodwill was $46,782 per month. The Company adopted SFAS No. 141 and 142 on January 1, 2002. At present, the Company is currently assessing but has not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. The Company ceased amortization of its indefinite life intangibles as of January 1, 2002.

     In  August  2001,  the FASB  issued  SFAS No.  143,  ACCOUNTING  FOR  ASSET
     RETIREMENT OBLIGATIONS. SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company has not assessed the impact of this new statement on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. This statement also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and there was not a material impact on the Company's results of operations or financial position.

2.   ACQUISITIONS

The Company acquired the assets of a Texas-based truckload carrier during the quarter ended March 31, 1999. The purchased assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 219,512 shares of its common stock.

The aggregate purchase price of the acquisition consisted of the following (in thousands):

          Common stock                                        $  1,833
          Assumption of liabilities                                331
                                                              --------

                                                              $  2,164
                                                              ========

The fair value of the assets purchased has been allocated as follows (in thousands):

          Cash                                                $     65
          Trade receivable                                         407
          Property and equipment                                 1,492
          Goodwill                                                 200
                                                              --------

                                                              $  2,164
                                                              ========

The Company acquired the stock of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 514,773 shares (after effect of two stock splits discussed previously) of common stock. These shares were valued at fair market value less a discount due to the restricted nature of these shares. The Company has completed its allocation of the purchase price; adjustments to the purchase price allocations did not have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon future earnings may be necessary over a two-year period. The first year earn-out period was from April 1, 2000 to March 31, 2001. At the end of that period, an adjustment in the form of additional shares of the Company's common stock up to a maximum of 45,000 shares was possible, but did not occur. Along with these shares of stock, a cash bonus up to $495,000 was possible, but did not occur. The second, and final, year for an earn-out is for the period of April 1, 2001 to March 31, 2002. At the end of this period, an adjustment in the form of additional shares of the Company's stock up to a maximum of 60,000 shares is possible. Along with these shares of stock, a cash bonus up to $660,000 is possible.

The aggregate purchase price of the acquisition consisted of the following (in thousands):

          Cash                                                $  4,000
          Issuance of common stock                               2,949
          Assumption of liabilities                             20,830
                                                              --------

                                                              $ 27,779
                                                              ========

The fair value of the assets purchased has been allocated as follows (in thousands):

          Cash                                                $  2,528
          Trade receivable                                       4,360
          Property and equipment                                11,764
          Goodwill                                               8,234
          Other assets                                             893
                                                              --------

                                                              $ 27,779
                                                              ========

The following unaudited pro forma information reflects the acquisitions previously discussed as if they occurred at the beginning of the periods presented, but may not be indicative of the actual results, which would have occurred had the acquisitions been consummated at the beginning of such periods or of future consolidated operations of the Company. The unaudited pro forma financial information is based on the purchase method of accounting and reflects an adjustment to amortize the excess purchase price over the underlying value of net assets acquired and to adjust income taxes for the unaudited pro forma adjustments.

                                                       YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                       2000           1999
                                                   --------------  -------------
                                                    (Unaudited)      (Unaudited)

         Total revenues                            $  226,603,099  $ 185,744,068
         Net income                                    18,200,636     16,911,274
           Basic earnings per share                           .54            .49
           Diluted earnings per share                         .54            .49

         Weighted average shares outstanding
           Basic                                       33,564,798     34,290,743
           Diluted                                     33,925,547     34,836,134

3.   LINE OF CREDIT AND LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                       2001            2000
                                                   ------------    ------------
     Note payable to financial institution with
     monthly principal and interest payments
     of $192,558 through October 2003; the note
     is  unsecured with interest at a fixed
     rate of 5.75%                                 $  4,008,688    $  6,022,254

     Notes payable to a third party with a
     payment totaling $1,025,679 due in 2002,
     and final payment of $839,321 due in 2003
     The note is secured by real property of
     the Company                                      1,865,000              --

     Notes payable to a commercial lender with
     monthly principal and interest payments
     of approximately $29,700 through $75,500
     The notes were secured by certain revenue
     equipment with interest rates from 6.95%
     to 6.99% and were paid in 2001                          --       5,695,597

     Notes payable to commercial lenders with
     monthly principal and interest payments
     of approximately $3,100 through $55,100
     The notes were secured by certain revenue
     equipment with interest rates from 6.75%
     to 8.25% and were paid in 2001                          --       8,645,285
                                                   ------------    ------------
                                                      5,873,688      20,363,136
     Less - current portion                          (3,159,162)     (5,477,868)
                                                   ------------    ------------

                                                   $  2,714,526    $ 14,885,268
                                                   ============    ============

Long-term debt maturities are as follows:

          2002                                     $  3,159,162
          2003                                        2,714,526
                                                   ------------

                                                   $  5,873,688
                                                   ============

The Company maintains a $50.0 million revolving line of credit (see Note 6) with principal due at maturity, July 2003, and interest payable monthly at two options (prime or LIBOR plus .625%). During 2001, the Company entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. At December

31, 2001 the fair value of this agreement is included in other comprehensive loss on the Company's balance sheet. The available credit at December 31, 2001 under this line of credit is $33.4 million.

Under the terms of the line of credit and certain notes payable, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2001.

4.   INCOME TAXES

Income tax expense consists of the following:

                                                     2001           2000           1999
                                                  -----------    -----------    -----------
     Current income taxes:
       Federal                                    $ 7,951,816    $ 4,118,681    $ 4,198,003
       State                                        1,871,815        925,958        900,925
                                                  -----------    -----------    -----------

                                                    9,823,631      5,044,639      5,098,928
                                                  -----------    -----------    -----------
     Deferred income taxes:
       Federal                                      2,649,207      4,652,261      4,044,413
       State                                          577,162      1,163,100      1,006,659
                                                  -----------    -----------    -----------

                                                    3,226,369      5,815,361      5,051,072
                                                  -----------    -----------    -----------

                                                  $13,050,000    $10,860,000    $10,150,000
                                                  ===========    ===========    ===========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows:

                                                     2001           2000           1999
                                                  -----------    -----------    -----------
     Tax at the statutory rate (34%)              $10,902,622    $ 9,725,764    $ 8,708,726
     State income taxes, net of federal benefit     2,147,378      1,134,236      1,441,274
                                                  -----------    -----------    -----------

                                                  $13,050,000    $10,860,000    $10,150,000
                                                  ===========    ===========    ===========

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are as follows:

                                                                    2001           2000
                                                                 -----------    -----------
     Short-term deferred tax assets:
       Claims accrual                                            $ 3,157,449    $ 2,229,202
       Capital loss carryforward                                   1,951,600             --
       Other                                                         972,413        817,554
                                                                 -----------    -----------

                                                                 $ 6,081,462    $ 3,046,756
                                                                 ===========    ===========

     Long-term deferred tax liabilities:
       Property and equipment depreciation                       $36,093,198    $30,341,574
       Prepaid expenses deducted for tax purposes                  1,582,198      1,072,746
                                                                 -----------    -----------

                                                                 $37,675,395    $31,414,320
                                                                 ===========    ===========

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

5.   COMMITMENTS AND CONTINGENCIES

     a.   PURCHASE COMMITMENTS

     As of December 31, 2001, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $45,000,000 for delivery throughout 2002. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

     As of December 31, 2001, the Company had a commitment to purchase 2,250,000 gallons of fuel by February 28, 2002. Under the agreement, the price of fuel is set at a maximum of $0.80 per gallon. The Company will also receive a rebate of $0.04 per gallon for all gallons purchased during the agreement term. In the event that the Company fails to purchase the required quantities during any month of the agreement period, the Company will forfeit the rebate and favorable pricing for that month. Historically, the Company has purchased fuel in excess of the committed amount above.

     b.   OTHER

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     c.   OPERATING LEASES

     The Company leases certain revenue equipment under non-cancelable operating leases. Rent expense related to these lease agreements totaled approximately $8.5 million and $3.7 million, for the years ended December 31, 2001 and 2000, respectively.

     Future lease payments under non-cancelable operating leases are as follows:

               Year Ending
               December 31,                               Amount
               ------------                             -----------
                   2002                                 $ 8,723,210
                   2003                                   7,062,633
                   2004                                   4,318,435
                   2005                                   2,848,888
                   2006                                     788,748
                                                        -----------

                                                        $23,741,914
                                                        ===========

     d.   RELATED PARTY LOGISTICS LINE OF CREDIT

     In April 1999, the Company acquired a 17% interest in a related party logistics company. Through a limited liability company, the Company has agreed to lend up to a maximum of $2,335,000 to the related party logistics company pursuant to two promissory notes. One note has a principal amount of $935,000 and is convertible into the related party logistic company's Class A Preferred Stock. The other note is not convertible and has an available principal amount of $1,400,000. Both notes are secured by a lien on substantially all of the logistic company's assets and these notes share first priority with respect to their security interests. Both notes are due in April, 2004. At December 31, 2001, the Company had advanced $1,574,500 under these promissory notes. The advances are included in other assets at December 31, 2001.

6.   CLAIMS ACCRUAL

The primary claims arising for the Company consist of cargo loss and damage and auto liability (personal injury and property damage). The Company is self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, and for worker's compensation up to a maximum limit of $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. Subsequent to December 31, 2001, the Company increased its self-insurance levels for personal injury and property damage liability, cargo liability, collision and comprehensive up to $1,750,000. The worker's compensation self-insurance level remains at $500,000. The Company's insurance policies provide for excess personal injury and property damage liability, cargo liability, collision and comprehensive coverage up to a total of $30,000,000 per occurrence. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $4.4 million. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 3).

7.   RELATED PARTY TRANSACTIONS

The Company leases land and facilities from a shareholder and director (the Shareholder), with monthly payments of $6,100. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder under this lease was approximately $81,000 during each of 2001, 2000 and 1999, respectively.

The Company paid approximately $90,000 annually for certain of its key employees' life insurance premiums during 2001, 2000, and 1999, respectively. A portion of the premiums paid is included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

During 2001 and 2000, the Company purchased approximately $1,061,447 and $2,092,000, respectively, of communications equipment from the communications technology company in which it has an investment (see Note 1). Additionally at December 31, 2001, the Company had a receivable included in trade receivables for approximately $27,000 related to the reimbursement of expenses.

During 2001, the Company paid approximately $64,500 for legal services to a firm that employs a member of the Company's Board of Directors.

During 2001, the Company paid approximately $620,000 for travel services for its employees to an aircraft company in which the Company has an investment (see
Note 1).

The Company has a consulting agreement with a former employee, shareholder and officer of the Company to provide services related to marketing and consulting and paid this former employee approximately $50,000 each for the years ended December 31, 2001 and 2000, respectively.

Total Warehousing, Inc. (Total), a company owned by a shareholder and director of the Company provided general warehousing services to the Company in the amount of approximately $5,300, $33,000 and $64,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.   SHAREHOLDERS' EQUITY

In November 2001, the Company issued 2,678,907 shares of common stock at $16.33 (the Offering). The offering consisted of 4,928,907 shares of common stock comprised of 2,678,907 of newly issued Company shares and 2,250,000 shares from existing shareholders. The net proceeds from the offering were $41,229,460 after deducting offering costs of $2,517,091.

The Company's Board of Directors have authorized the repurchase from time to time of up to 1,500,000 shares of the Company's common stock on the open market or in negotiated transactions depending upon market conditions and other factors. During 1999, the Company purchased 496,800 shares, prior to adjustment for the stock splits in 2001, under the repurchase program at a total cost of $5.8 million.

During 2001, 2000 and 1999, certain non-employee Board of Director members received their director fees of $5,000 each through the issuance of common stock in equivalent shares. The Company issued a total of 1,200, 1,998 and 1,152 shares of common stock to certain directors during 2001, 2000 and 1999, respectively.

9.   EMPLOYEE BENEFIT PLANS

     a.   1994 STOCK OPTION PLAN

     The Company established the 1994 Stock Option Plan (the Plan) with 3,375,000 shares of common stock reserved for issuance thereunder. The Plan will terminate on August 31, 2004. The Compensation Committee of the Board of Directors administers the 1994 Plan and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

     Independent directors are not permitted to receive incentive stock options. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price, which may not be less than 85% of the fair market value on the date of grant, and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The Plan provides that each independent director may receive, on the date of appointment to the Board of Directors, non-qualified stock options to purchase not less than 2,500 or no more than 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of the grant.

     As permitted under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to account for stock transactions with employees and directors pursuant to the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had compensation cost for the Plan been recorded consistent with SFAS No. 123, the Company's net income and EPS amounts would have been changed to the following pro forma amounts for the years ended December 31:

                                          2001           2000           1999
                                       -----------    -----------    -----------
     Net income:
       As reported                     $19,016,534    $17,745,186    $15,463,900
       Pro forma                        19,150,571     17,327,911     15,192,844
     Earnings per share:
       As reported - Diluted EPS       $       .54    $       .53    $       .45
       Pro forma - Diluted EPS                 .54            .51            .44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999; risk free interest rate of 6.87%, expected life of six years, expected volatility of 48%, expected dividend rate of zero, and expected forfeitures of 3.75%. The following weighted average assumptions were used for grants in 2000; risk free interest rate of 7.25%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 3.04%. The following weighted average assumptions were used for grants in 2001; risk free interest rate of 5.25%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.83%.

                                                2001                     2000                     1999
                                        ---------------------    ---------------------    ---------------------
                                                     Weighted                 Weighted                 Weighted
                                                      Average                  Average                  Average
                                                     Exercise                 Exercise                 Exercise
                                         Options       Price      Options       Price      Options       Price
                                        ----------    -------    ----------    -------    ----------    -------
     Outstanding at beginning of year    1,922,022    $  6.16     1,822,918    $  5.72     1,584,337    $  5.20
       Granted                             643,573       9.89       495,900       6.42       457,988       7.53
       Exercised                          (421,576)      5.02      (322,553)      3.92       (81,900)      3.93
       Forfeited                          (203,449)      7.25       (74,243)      6.74      (137,507)      6.49
                                        ----------    -------    ----------    -------    ----------    -------

     Outstanding at end of year          1,940,570    $  7.52     1,922,022    $  6.16     1,822,918    $  5.72
                                        ==========    =======    ==========    =======    ==========    =======

     Exercisable at end of year            385,704    $  8.55       591,485    $  4.69       517,547       3.69
                                        ==========    =======    ==========    =======    ==========    =======

     Weighted average fair value of
       options granted during the period              $  5.49                  $  3.50                  $  4.30
                                                      =======                  =======                  =======

     Options outstanding at December 31, 2001, have exercise prices between $3.56 and $14.06. There are 312,553 options outstanding with exercise prices ranging from $3.56 to $5.98 with weighted average exercise prices of $4.63 and weighted average remaining contractual lives of 4.3 years. There are 1,143,818 options outstanding with exercise prices ranging from $6.55 to $7.65 with weighted average exercise prices of $7.08 and weighted average contractual lives of 7.5 years. There are 484,199 options outstanding with exercise prices ranging from $8.47 to $14.06 with weighted average exercise prices of $10.96 and weighted average contractual lives of
     9.6 years.

     b.   401(K) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2001, 2000, and 1999, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $125,000, $136,000 and $105,000 in 2001, 2000 and 1999,
     respectively.

10.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2000 and 2001 (in thousands, except per share data):

                                                            2001
                                       -------------------------------------------------
                                       March 31,   June 30,   September 30   December 31,
                                       ---------   --------   ------------   ------------
     Revenue, before fuel surcharge     $54,048    $58,698      $63,785        $65,148
     Income from operations               7,808      9,086       10,963         11,694
     Net income                           4,237      5,060        2,886          6,834
     Earnings per common share:
       Basic                            $  0.12    $  0.15      $  0.08        $  0.19
       Diluted                             0.12       0.15         0.08           0.19

                                                            2000
                                       -------------------------------------------------
                                       March 31,   June 30,   September 30   December 31,
                                       ---------   --------   ------------   ------------
     Revenue, before fuel surcharge     $43,569    $51,676      $55,770        $56,391
     Income from operations               6,874      8,072        8,433          8,644
     Net income                           3,873      4,596        4,616          4,660
     Earnings per common share:
       Basic                            $  0.12    $  0.14      $  0.14        $  0.14
       Diluted                             0.12       0.14         0.14           0.14

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2001, 2000 and 1999

                                            Balance at                                      Balance at
                                            Beginning      Expense                             End
                                            of Period      Recorded         Other           of Period
                                           -----------    -----------    -----------       -----------
Allowance for doubtful accounts:
  Year ended December 31, 2001             $ 1,121,375    $   456,000    $  (445,693)(1)   $ 1,131,682
  Year ended December 31, 2000                 688,432        582,409       (149,466)(1)     1,121,375
  Year ended December 31, 1999                 662,700        219,759       (194,027)(1)       688,432

Allowance for doubtful notes receivable:
  Year ended December 31, 2001                  80,645         14,007        (28,471)(1)        66,181
  Year ended December 31, 2000                 101,000         86,000       (106,355)(1)        80,645
  Year ended December 31, 1999                      --        101,000             --           101,000

Claims accrual:
  Year ended December 31, 2001               5,554,127      9,838,117     (7,882,847)(2)     7,509,397
  Year ended December 31, 2000               4,639,993      4,056,658     (3,142,524)(2)     5,554,127
  Year ended December 31, 1999               3,724,385      3,632,994     (2,717,386)(2)     4,639,993

----------
(1)  Write-off of bad debts
(2)  Cash paid for claims and premiums