Form 10-Q
period 2002-03-31
KNIGHT TRANSPORTATION INC
filed 2002-04-29
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

                                 Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 19, 2002 was 36,971,247 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002
            and December 31, 2001                                             1

         Consolidated Statements of Income for the Three Months
            ended March 31, 2002 and March 31, 2001                           3

         Consolidated Statements of Cash Flows for the Three Months
            ended March 31, 2002 and March 31, 2001                           4

         Notes to Consolidated Financial Statements                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK             15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   17

ITEM 2.  CHANGES IN SECURITIES                                               17

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                     17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

ITEM 5.  OTHER INFORMATION                                                   17

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                   19

INDEX TO EXHIBITS                                                            21

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                            March 31, 2002    December 31, 2001
                                            --------------    -----------------
                                              (unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                  $  34,838,204      $  24,135,601
  Accounts receivable, net                      31,821,474         31,693,074
  Notes receivable, net                            769,950            777,218
  Inventories and supplies                       1,785,222          1,905,934
  Prepaid expenses                              10,272,682          7,964,109
  Deferred tax asset                             5,852,672          6,081,462
                                             -------------      -------------
         Total current assets                   85,340,204         72,557,398
                                             -------------      -------------
PROPERTY AND EQUIPMENT:
  Land and improvements                         13,138,539         13,112,344
  Buildings and improvements                    12,584,413         12,456,546
  Furniture and fixtures                         6,520,544          6,297,862
  Shop and service equipment                     1,919,697          1,789,903
  Revenue equipment                            169,789,679        169,630,340
  Leasehold improvements                           734,247            666,860
                                             -------------      -------------
                                               204,687,119        203,953,855

  Less: Accumulated depreciation               (54,102,840)       (50,258,826)
                                             -------------      -------------

PROPERTY AND EQUIPMENT, net                    150,584,279        153,695,029
                                             -------------      -------------
NOTES RECEIVABLE - long-term                     2,818,918          3,108,263
                                             -------------      -------------
OTHER ASSETS                                    12,042,157         11,753,359
                                             -------------      -------------

                                             $ 250,785,558      $ 241,114,049
                                             =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                    March 31, 2002   December 31, 2001
                                                    --------------   -----------------
                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                   $   4,445,668    $   3,838,011
  Accrued liabilities                                    9,752,836        6,321,829
  Current portion of long-term debt                      3,003,624        3,159,162
  Claims accrual                                         7,709,936        7,509,397
                                                     -------------    -------------

  Total current liabilities                             24,912,064       20,828,399


LINE OF CREDIT                                          12,200,000       12,200,000
LONG - TERM DEBT, less current portion                   1,321,932        2,714,526
DEFERRED INCOME TAXES                                   38,107,874       37,675,395
                                                     -------------    -------------

  Total liabilities                                     76,541,870       73,418,320
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    Authorized 50,000,000 shares,
    none issued and outstanding                                 --               --
  Common stock, $0.01 par value; authorized
    100,000,000 shares; 36,940,300 and 36,834,106
    issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively                        369,403          368,341
  Additional paid-in capital                            70,751,300       69,846,990
  Retained earnings                                    103,766,219       98,212,868
  Accumulated other comprehensive loss                    (643,234)        (732,470)
                                                     -------------    -------------
  Total shareholders' equity                           174,243,688      167,695,729
                                                     -------------    -------------
                                                     $ 250,785,558    $ 241,114,049
                                                     =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
REVENUE:
  Revenue, before fuel surcharge                  $ 61,890,025     $ 54,047,606
  Fuel surcharge                                       461,446        2,615,415
                                                  ------------     ------------

     Total revenue                                  62,351,471       56,663,021
                                                  ------------     ------------
OPERATING EXPENSES:
  Salaries, wages and benefits                      21,262,704       18,334,804
  Fuel                                               8,980,045        9,182,112
  Operations and maintenance                         3,402,278        3,121,887
  Insurance and claims                               2,657,536        2,056,524
  Operating taxes and licenses                       1,870,600        1,655,549
  Communications                                       615,895          398,920
  Depreciation and amortization                      5,354,837        4,867,169
  Lease expense - revenue
    Equipment                                        2,296,002        1,851,736
  Purchased transportation                           4,879,107        5,852,026
  Miscellaneous operating
    Expenses                                         1,621,646        1,533,958
                                                  ------------     ------------
                                                    52,940,650       48,854,685
                                                  ------------     ------------

  Income from operations                             9,410,821        7,808,336
                                                  ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                                      218,866          156,765
  Interest expense                                    (266,336)        (868,543)
                                                  ------------     ------------

                                                       (47,470)        (711,778)
                                                  ------------     ------------

  Income before taxes                                9,363,351        7,096,558

INCOME TAXES                                        (3,810,000)      (2,860,000)
                                                  ------------     ------------

  Net income                                      $  5,553,351     $  4,236,558
                                                  ============     ============
Net income per common share and
 common share equivalent:

  Basic                                           $       0.15     $       0.12
                                                  ============     ============

  Diluted                                         $       0.15     $       0.12
                                                  ============     ============
Weighted average number of common shares and common share equivalents outstanding:

  Basic                                             36,893,535       33,914,792
                                                  ============     ============
  Diluted                                           38,081,869       34,570,491
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $  5,553,351    $  4,236,558
Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                                   5,354,837       4,867,169
    Non-cash compensation expense for issuance of
      common stock to certain members of board of directors            10,000           7,500
    Allowance for doubtful accounts                                    77,145          82,284
    Deferred income taxes                                             661,269         137,196
Changes in assets and liabilities, net of businesses acquired:
    (Increase) decrease in trade receivables                         (205,545)      5,776,665
    Decrease (increase) in inventories and supplies                   120,712        (143,361)
    Increase in prepaid expenses                                   (2,308,573)     (3,033,276)
    Increase in other assets                                         (288,798)       (900,660)
    Increase (decrease) in accounts payable                           607,657        (733,689)
    Increase in accrued liabilities and claims accrual              3,710,782       2,244,480
                                                                 ------------    ------------

    Net cash provided by operating activities                      13,292,837      12,540,866
                                                                 ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net                        (2,244,087)     (3,868,637)
    Payments on notes receivable                                      296,613          63,082
                                                                 ------------    ------------

    Net cash used in investing activities                          (1,947,474)     (3,805,555)
                                                                 ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                    Three Months Ended
                                                         March 31
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:

    Payments on line of credit, net                     -0-      (3,800,000)
    Payments of long-term debt                   (1,548,132)     (7,243,044)

    Decrease in accounts payable - equipment            -0-      (1,051,078)
    Proceeds from exercise of stock options         905,372       1,772,390
                                               ------------    ------------

    Net cash used in financing activities          (642,760)    (10,321,732)
                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             10,702,603      (1,586,421)
CASH AND CASH EQUIVALENTS,
  Beginning of period                            24,135,601       6,151,383
                                               ------------    ------------

CASH AND CASH EQUIVALENTS, end of period         34,838,204    $  4,564,962
                                               ============    ============
SUPPLEMENTAL DISCLOSURES:

  Cash Flow Information:
    Income taxes paid                          $    132,236    $    134,167
    Interest paid                                   217,829         882,326

The accompanying notes are an integral part of these consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL INFORMATION

The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation Gulf Coast, Inc., (formerly John Fayard Fast Freight, Inc.); Knight Transportation South Central Ltd.; and KTeCom, L.L.C. All material inter-company items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001 is as follows:

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                      2002              2001
                                                   -----------       -----------
Weighted average common
  shares outstanding  - Basic                       36,893,535        33,914,792

Effect of stock options                              1,188,334           655,699
                                                   -----------       -----------

Weighted average common
  share and common share
  equivalents outstanding -
  diluted                                           38,081,869        34,570,491
                                                   ===========       ===========

Net income                                         $ 5,553,351       $ 4,236,558
                                                   ===========       ===========

  Net income per common share and
  common share equivalent
    Basic                                          $      0.15       $      0.12
                                                   ===========       ===========
    Diluted                                        $      0.15       $      0.12
                                                   ===========       ===========

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income (loss) for the period was as follows:

                                                        Three Months Ended
                                                            March 31
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
Net Income                                         $ 5,553,351      $ 4,236,558

Other comprehensive income:
Interest rate swap agreement - fair
market value adjustment                                 89,236         (182,382)
                                                   -----------      -----------

Comprehensive income                               $ 5,642,587      $ 4,054,176
                                                   ===========      ===========

NOTE 4. SEGMENT INFORMATION

Although we have eight operating segments, we have determined that we have one reportable segment. Seven of the segments are managed based on regions in the United States in which we operate. Each of these segments have similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

NOTE 5. RECENTLY ADOPTED AND TO BE ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we may be obligated to pay, for a maximum of 12 different months selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we purchased 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we may be obligated to pay the difference between $.58 and the stated index.

We adopted SFAS No. 133 on January 1, 2001. There was not a material impact on our results of operations or financial position as a result of the adoption of SFAS No. 133. As of December 31, 2001, the three agreements described above are stated at their fair market value, based on an option provided by the issuer of the agreements to dissolve the agreements for $750,000, which expires on July 12, 2002.

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

In addition, SFAS No. 142 requires that we identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized finite-lived intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. We had $7,504,067 in net book value recorded for goodwill at March 31, 2002. We adopted SFAS No. 141 and 142 on January 1, 2002. At present, we are currently assessing, but have not yet determined the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on our financial position and results of operations. We ceased amortization of our indefinite life intangibles as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for us beginning January 1, 2003. We have not assessed the impact of this new statement on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. This statement also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December
15, 2001. We adopted SFAS No. 144 on January 1, 2002 and there was not a material impact on our results of operations or financial position.

NOTE 6. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

NOTE 7. RECAPITALIZATION AND STOCK SPLIT

On May 9, 2001, the Board of Directors approved a three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on June 1, 2001, to all shareholders of record as of the close of business on May 18, 2001. Also on December 7, 2001 our Board of Directors approved another three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on December 28, 2001, to all stockholders of record as of the close of business on December 7, 2001. These stock splits have been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock splits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could"
"expects," "anticipates'" and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed in the section entitled "Factors That May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K, which is by this reference incorporated herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

RESULTS OF OPERATIONS

Our revenue, before fuel surcharge, for the three months ended March 31, 2002, increased by 14.5% to $61.9 million from $54.0 million for the same period in 2001.

The increase in revenue, before fuel surcharge, resulted from expansion of our customer base and increased volume from existing customers. Our fleet increased by 10.7% to 1,897 tractors (including 196 owned by independent contractors) as of March 31, 2002, from 1,714 tractors (including 221 owned by independent contractors) as of March 31, 2001.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 34.4% for the three months ended March 31, 2002, from 33.9% for the same period in 2001. This increase was primarily the result of the increase in the ratio of Company drivers to independent contractors. At March 31, 2002, 90% of our fleet was operated by Company drivers, compared to 87% at March 31, 2001. Excluding the impact of the change of the ratio of Company drivers to independent contractors, salaries, wages and benefits expense would have reflected a decrease of approximately 1% as a percentage of revenue, before fuel surcharge, compared to the same period of last year. Our insurance program for medical claims which involves self insurance with risk retention levels, was higher for the 2002 period compared to the 2001 period. Claims in excess of these retention levels are covered by insurance which management considers adequate. We record the cost of this medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. For Company drivers and non-driving employees, we record accruals for worker's compensation as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits expense in our consolidated statements of income.

Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 13.8% for the three months ended March 31, 2002, from 12.2% for the same period in 2001. This increase was primarily the result of recent higher fuel costs per gallon and the increase in the ratio of Company vehicles to 90% compared to 87% in the same period last year.

Operations and maintenance expense decreased as a percentage of revenue, before fuel surcharge, to 5.5% for the three months ended March 31, 2002 from 5.8% for the same period in 2001. This decrease was due primarily to the increase in the utilization of our revenue equipment.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.3% for the three months ended March 31, 2002, from 3.8% for the same period in 2001. The primary reason for this increase is due to increases in insurance premiums and the higher self-insurance retention levels assumed by us. Our insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends.

Operating taxes and licenses as a percentage of revenue, before fuel surcharge, for the three months ended March 31, 2002, decreased to 3.0% compared to 3.1% for the same period in 2001. This decrease resulted from a relative increase in miles run in lower tax rate states for the 2002 period compared to the 2001 period.

Communications expense increased as a percentage of revenue, before fuel surcharge, to 1.0% for the three months ended March 31, 2002 compared to 0.7% for the same period in 2001. This increase was primarily due to the purchase and utilization of new tractor and trailer tracking communication technology.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 8.7% for the three month period ended March 31, 2002, from 9.0% for the same period in 2001. This decrease was primarily related to the increase in lease expenses incurred for revenue equipment under operating lease agreements, increased utilization of our revenue equipment, and discontinuing the amortization of indefinite life intangible assets on January 1, 2002, in accordance with SFAS No. 142.

Lease Expense - revenue equipment as a percentage of revenue, before fuel surcharge, was 3.7% for the three months ended March 31, 2002 compared to 3.4% for the same period in 2001, due to our involvement in a leasing program to obtain additional revenue equipment. Under this program, we leased 568 tractors and 474 tractors at March 31, 2002 and March 31, 2001, respectively, under operating leases with average terms of approximately 3.5 years.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 7.9% for the three months ended March 31, 2002, from 10.8% for the same period in 2001. This decrease was primarily due to the decrease in the percentage of independent contractors to Company drivers to 10% as of March 31, 2002, from 13% as of March 31, 2001. Independent contractors are compensated at a fixed rate per mile.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.6% for the three months ending March 31, 2002 compared to 2.8% for the same period in 2001. This decrease was primarily the result of increased utilization of our fleet.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the three months ended March 31, 2002, was 84.8% compared to 85.6% for the same period in 2001.

For the three months ended March 31, 2002, net interest expense decreased to 0.1% as a percentage of revenue, before fuel surcharge, compared to 1.3% for the same period in 2001. This decrease was primarily due to the reduction of outstanding debt to approximately $16.5 million at March 31, 2002, compared to $43.3 million at March 31, 2001. Debt reduction was facilitated, in part, by proceeds received from the offering of our Common Stock that closed November 7, 2001.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 9.0% for the three months ended March 31, 2002, compared to 7.8% for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations and our line of credit with our primary lender. During the fourth quarter of 2001, we registered with the Securities and Exchange Commission and sold 2,678,907 shares of our common stock through a public offering, which resulted in net proceeds to us of $41,249,460. SEE our Registration Statements on Form S-3 filed with the SEC on October 24, 2001 (File No. 333-72130), and November 2, 2001 (File No. 333-72688). The proceeds we received from this offering were used for the repayment of indebtedness and for general corporate purposes. Net cash provided by operating activities was approximately $13.3 million for the first three months of 2002, compared to $12.5 million for the corresponding period in 2001.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements, totaled $2.2 million for the first three months of 2002 compared to $3.9 million for the same period in 2001.

Net cash used in financing activities and direct financing was approximately $0.6 million for the first three months of 2002 compared to net cash used of $10.3 million for the same period in 2001. Net cash used in financing activities during the first three months of 2002 was primarily for the payment of long-term debt.

We maintain a line of credit totaling $50 million with our lender and use this line to finance the acquisition of revenue equipment and other corporate uses to the extent our need for capital is not provided by funds from operations. We are obligated to comply with certain financial covenants under our line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. The average interest rate for the three months ended March 31, 2002 was 2.5%. Borrowings under the line of credit amounted to $12.2 million at March 31, 2002. The line of credit expires in July 2003.

Through our subsidiaries, we have entered into lease agreements under which we lease revenue equipment. The total amount outstanding under these agreements as of March 31, 2002, was $19.3 million, with interest rates from 5.2% to 8.2%, with $8.4 million due in the next 12 months.

Management believes the Company has adequate liquidity to meet its current needs. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

THE FOLLOWING ISSUES AND UNCERTAINTIES, AMONG OTHERS, SHOULD BE CONSIDERED IN EVALUATING OUR GROWTH OUTLOOK:

BUSINESS UNCERTAINTIES. We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

INSURANCE. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We currently self-insure for a portion of our claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $1,750,000 per occurrence. Our worker's compensation self-insurance level remains at a maximum of $500,000, and our health insurance self-insurance level is $100,000 per person per year. If the number of claims for which we are self-insured increases, our operating results could be adversely affected. Also, we maintain insurance with licensed insurance companies above the amounts for which we self-insure. After several years of aggressive pricing, insurance carriers have raised premiums which has increased our insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, may result in additional increases in our insurance expenses. If these expenses continue to increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially affected.

REVENUE EQUIPMENT. Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

In the past we have acquired new tractors and trailers at favorable prices, and have entered into agreements with the manufacturers to repurchase the tractors from us at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. We understand that some manufacturers have communicated to customers their intention to significantly increase new equipment prices and eliminate or sharply reduce the price of repurchase commitments.

We are currently in litigation with one of our major tractor suppliers concerning new equipment purchase prices and tractor repurchase commitments made to us. We initiated this litigation to protect our contractual and other rights. In the meantime, to mitigate any losses, we have ordered additional revenue equipment from an alternative supplier and expect deliveries to commence in early June. The delay in receiving new tractors may slow our growth plan slightly. Our business plan and current contract take into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the Environmental Protection Agency. If new equipment prices were to increase more than anticipated, or if the price of repurchase commitments were to decrease or contractual commitments not be honored by current suppliers, we may be required to increase our depreciation and financing costs, write down the value of used equipment, or retain some of our equipment longer, with the resulting increase in operating expense. If our resulting cost of revenue equipment were to increase, or prices of used revenue equipment were to decline, and if we were unable to offset these increases through rate increases or cost savings, our operating costs could increase, which could materially and adversely affect our earnings and cash flows. See Part II, Other Information,
Item I, Legal Proceedings, below.

REGIONAL OPERATIONS. Currently, a significant portion of our business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on our growth and profitability. If we are successful in deriving a more significant portion of our revenues from markets in the Midwest, South Central, Southeastern and Southern regions and on the East Coast, our growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets.

In addition to our headquarters in Phoenix, Arizona, we have established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; and Portland, Oregon in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth of our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - "Management's Discussion and analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results."

TECHNOLOGY.  We utilize  Terion's  trailer-tracking  technology  to assist  with monitoring the majority of our trailers. Terion has filed for bankruptcy protection and is attempting a reorganization under Chapter 11 of the Federal Bankruptcy Code. If Terion ceases operations or abandons that technology, we would be required to incur the cost of replacing that technology or could be forced to operate without this trailer-tracking technology, which could adversely affect our trailer utilization and our ability to assess detention charges.

INVESTMENTS. We have invested $200,000 and loaned approximately $1.9 million to Concentrek, Inc., ("Concentrek") a transportation logistics company and are committed to loan up to an additional $300,000 on a secured basis. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of that investment.

DRIVER RETENTION. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a material adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

SEASONALITY. In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

To date, our revenue has not shown any significant seasonal pattern. Because we operate primarily in Arizona, California and the western United States, winter weather conditions have generally not adversely affected our business. The expansion of our operations in the Midwest, Rock Mountain region, the East Coast, and the Southeast and Gulf Coast regions, could expose us to greater operating variances due to seasonal weather in these regions. Shortage of energy issues in California and elsewhere in the Western United States could result in an adverse effect on our operations and demand for our services should these shortages continue or increase. This risk may exist in the other regions in which we operate, depending upon future changes in the energy industry.

INFLATION. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001 and the first three months of 2002, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We have also periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

     The Company is exposed to market risk from changes in interest rate on debt and from changes in commodity prices. Under Financial Accounting Reporting Release Number 48, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

     Except as described below, we have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or tracking. Because our operations are confined to the United States, we are not subject to foreign currency risk.

INTEREST RATE RISK. We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We have not issued debt instruments. An increase in short-term interest rates could have a material adverse effect on our financial condition if our debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. We have entered into an interest rate swap agreement with our primary lender to better manage cash flow.

     Under this swap agreement a one- percent (1%) increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $122,000. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us. We have not issued corporate debt instruments.

COMMODITY PRICE RISK. We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the three months ended March 31, 2002, fuel expense, net of fuel surcharge, represented 16.2% of our total operating expenses, net of fuel surcharge, compared to 14.2% for the same period ending in 2001.

In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we may be obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we purchased 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we may be obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.0 million. Future increases in the NY MX HO average price would result in us not having to make payments under these agreements. Management's current valuation of the fuel purchase agreements indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position and we have valued these items at fair value in the accompanying March 31, 2002, consolidated financial statements

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. We maintain insurance to cover liabilities arising from the transportation of freight for amounts in excess of self-insured retentions. It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance.

We have a four-year rolling contract with one of our major tractor suppliers for the delivery of tractors. Under that contract, our supplier is delinquent in delivering tractors and accepting equipment repurchases. Due to this and other disputes, we have filed a complaint against our supplier in United States District Court for the District of Arizona alleging breach of contract and other legal wrongs. We initiated this lawsuit to protect our rights. It is too early to evaluate what effect, if any, this litigation may have upon our business. See "Factors That May Affect Future results - Revenue Equipment," above, for additional information.

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

                  (3.1.1) First Amendment to restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit
                           3.1.1 to the Company's report on Form 10-K for the period ending December 31, 2000.)

                  (3.1.2) Second Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

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


                                        KNIGHT TRANSPORTATION, INC.


         Date: April 19, 2002           By: /s/ Kevin P. Knight
                                           -------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


         Date: April 19, 2002           By: /s/ Timothy Kohl
                                           -------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-24946

                           KNIGHT TRANSPORTATION, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

Exhibit No.                Description
-----------                -----------
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