Form 10-Q
period 2002-06-30
KNIGHT TRANSPORTATION INC
filed 2002-08-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

                               Yes [X]     No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of August 9, 2002 was 37,042,634 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001                                           1

         Condensed Consolidated Statements of Income for the Three
           months and Six Months Ended June 30, 2002 and June 30, 2001     3

         Condensed Consolidated Statements of Cash Flows for the Six
           months ended June 30, 2002 and June 30, 2001                    4

         Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                      12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       19

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                20

ITEM 2.  CHANGES IN SECURITIES                                            20

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

ITEM 5.  OTHER INFORMATION                                                21

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                 21

SIGNATURES                                                                22

INDEX TO EXHIBITS                                                         24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
                                               (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  38,837,138      $  24,135,601
  Accounts receivable, net                       33,647,237         31,693,074
  Notes receivable, net                             659,371            777,218
  Inventories and supplies                        1,354,778          1,905,934
  Prepaid expenses                                8,826,426          7,964,109
  Deferred tax asset                              6,431,723          6,081,462
                                              -------------      -------------

     Total current assets                        89,756,673         72,557,398
                                              -------------      -------------

PROPERTY AND EQUIPMENT:
  Land and improvements                          14,138,241         13,112,344
  Buildings and improvements                     12,890,728         12,456,546
  Furniture and fixtures                          6,288,083          6,297,862
  Shop and service equipment                      1,951,356          1,789,903
  Revenue equipment                             179,378,849        169,630,340
  Leasehold improvements                            889,641            666,860
                                              -------------      -------------
                                                215,536,898        203,953,855

  Less: Accumulated depreciation                (59,994,657)       (50,258,826)
                                              -------------      -------------

PROPERTY AND EQUIPMENT, net                     155,542,241        153,695,029
                                              -------------      -------------
NOTES RECEIVABLE - long-term                      3,197,010          3,108,263
                                              -------------      -------------
OTHER ASSETS                                     12,365,785        11 ,753,359
                                              -------------      -------------

                                              $ 260,861,709      $ 241,114,049
                                              =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $   4,159,023      $   3,838,011
  Accrued liabilities                            12,320,725          6,321,829
  Current portion of long-term debt               3,035,583          3,159,162
  Claims accrual                                  8,722,194          7,509,397
                                              -------------      -------------

     Total current liabilities                   28,237,525         20,828,399

LINE OF CREDIT                                   12,200,000         12,200,000
LONG - TERM DEBT, less current portion              760,944          2,714,526
DEFERRED INCOME TAXES                            37,679,954         37,675,395
                                              -------------      -------------

     Total liabilities                           78,878,423         73,418,320
                                              -------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 50,000,000 shares,
    none issued and outstanding                          --                 --
  Common stock, $0.01 par value;
    Authorized 100,000,000 shares;
    37,034,022 and 36,834,106 shares issued
    and outstanding at June 30, 2002 and
    and December 31, 2001, respectively             370,340            368,341
  Additional paid-in capital                     71,697,753         69,846,990
  Retained earnings                             110,470,463         98,212,868
  Accumulated other comprehensive loss             (555,270)          (732,470)
                                              -------------      -------------

     Total shareholders' equity                 181,983,286        167,695,729
                                              -------------      -------------

                                              $ 260,861,709      $ 241,114,049
                                              =============      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended                 Six Months Ended
                                                  June 30                          June 30
                                      ------------------------------    ------------------------------
                                          2002             2001             2002             2001
                                      -------------    -------------    -------------    -------------
REVENUE
  Revenue, before fuel surcharge      $  68,306,843    $  58,697,743    $ 130,196,868    $ 112,745,349
  Fuel surcharge                          1,508,907        2,490,201        1,970,353        5,105,616
                                      -------------    -------------    -------------    -------------

     Total revenue                       69,815,750       61,187,944      132,167,221      117,850,965
                                      -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Salaries, wages and benefits           22,937,540       19,540,189       44,200,244       37,874,993
  Fuel                                   10,729,091        9,959,204       19,709,136       19,141,316
  Operations and maintenance              4,082,768        3,172,348        7,485,046        6,294,236
  Insurance and claims                    3,016,684        2,194,052        5,674,220        4,250,575
  Operating taxes and licenses            1,913,651        1,721,676        3,784,252        3,377,225
  Communications                            556,782          450,283        1,172,677          849,204
  Depreciation and amortization           5,523,284        4,826,744       10,878,119        9,693,913
  Lease expense - revenue equipment       2,304,482        2,140,948        4,600,484        3,992,684
  Purchased transportation                5,648,483        6,167,230       10,527,590       12,019,256
  Miscellaneous operating expenses        1,788,239        1,929,259        3,409,885        3,463,216
                                      -------------    -------------    -------------    -------------
                                         58,501,004       52,101,933      111,441,653      100,956,618
                                      -------------    -------------    -------------    -------------

     Income from operations              11,314,746        9,086,011       20,725,567       16,894,347
                                      -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                           236,119          153,954          454,985          310,719
  Interest expense                         (246,621)        (639,872)        (512,958)      (1,508,415)
                                      -------------    -------------    -------------    -------------

                                            (10,502)        (485,918)         (57,973)      (1,197,696)
                                      -------------    -------------    -------------    -------------

  Income before taxes                    11,304,244        8,600,093       20,667,595       15,696,651

INCOME TAXES                             (4,600,000)      (3,540,000)      (8,410,000)      (6,400,000)
                                      -------------    -------------    -------------    -------------

  Net income                          $   6,704,244    $   5,060,093    $  12,257,595    $   9,296,651
                                      =============    =============    =============    =============

Net income per common share and
common share equivalent:
  Basic                               $        0.18    $        0.15    $        0.33    $        0.27
                                      =============    =============    =============    =============
  Diluted                             $        0.18    $        0.15    $        0.32    $        0.27
                                      =============    =============    =============    =============

Weighted average number of common
shares and common share equivalents
outstanding:
  Basic                                  36,975,422       34,041,480       36,947,722       33,967,955
                                      =============    =============    =============    =============
  Diluted                                38,060,131       34,803,425       38,082,216       34,685,471
                                      =============    =============    =============    =============

              The accompanying notes are an integral part of these
                   ondensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $ 12,257,595    $  9,296,651
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation and amortization                                    10,878,119       9,693,913
  Allowance for doubtful accounts                                     190,187         164,813
  Interest rate swap agreement - fair value change                    177,200        (153,194)
  Tax benefit from exercise of stock options                          497,251         530,434
  Deferred income taxes                                              (345,702)        187,354
Changes in assets and liabilities:
  (Increase) decrease in trade receivables                         (2,144,350)      1,985,745
  Decrease (increase) in inventories and supplies                     551,156        (104,340)
  Increase in prepaid expenses                                       (862,317)     (2,779,653)
  Increase (decrease) in accounts payable                             321,012        (271,358)
  Increase in accrued liabilities and claims accrual                7,211,693       1,785,943
                                                                 ------------    ------------

  Net cash provided by operating activities                        28,731,844      20,336,308
                                                                 ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of property and equipment, net                         (12,725,331)    (10,360,609)
  Increase in other assets                                           (612,426)     (1,573,171)
  Decrease (increase) in notes receivable, net                         29,100      (2,399,370)
                                                                 ------------    ------------

  Net cash used in investing activities                           (13,308,657)    (14,333,150)
                                                                 ------------    ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                        Six Months Ended
                                                             June 30
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
CASH FLOW FROM FINANCING ACTIVITIES:

  Payments on line of credit, net                          -0-       (3,800,000)
  Payments of long-term debt                        (2,077,161)      (7,993,898)
  Proceeds from exercise of stock options            1,355,511        1,627,306
                                                  ------------     ------------

  Net cash used in financing activities               (721,650)     (10,166,592)
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  14,701,537       (4,163,434)
CASH AND CASH EQUIVALENTS,
  Beginning of period                               24,135,601        6,151,383
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, end of period          $ 38,837,138     $  1,987,949
                                                  ============     ============
SUPPLEMENTAL DISCLOSURES:

  Cash Flow Information:
    Income taxes paid                             $  3,995,386     $  2,518,731
                                                  ============     ============
    Interest paid                                 $    453,026     $  1,674,455
                                                  ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying condensed consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2002 and 2001 is as follows:

                                   Three Months Ended           Six Months Ended
                                         June 30                    June 30
                                -------------------------   -------------------------
                                   2002          2001          2002          2001
                                -----------   -----------   -----------   -----------
Weighted average common
  shares outstanding - Basic     36,975,422    34,041,480    36,947,722    33,967,955

Effect of stock options           1,084,709       761,945     1,134,494       717,516
                                -----------   -----------   -----------   -----------

Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                        38,060,131    34,803,425    38,082,216    34,685,471
                                ===========   ===========   ===========   ===========

Net income                      $ 6,704,244   $ 5,060,093   $12,257,595   $ 9,296,651
                                ===========   ===========   ===========   ===========

  Net income per common share
  and common share equivalent
    Basic                       $      0.18   $      0.15   $      0.33   $      0.27
                                ===========   ===========   ===========   ===========
    Diluted                     $      0.18   $      0.15   $      0.32   $      0.27
                                ===========   ===========   ===========   ===========

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the period was as follows:

                                         Three Months Ended           Six Months Ended
                                              June 30                      June 30
                                      -------------------------   -------------------------
                                         2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
Net Income                            $ 6,704,244   $ 5,060,093   $12,257,595   $ 9,296,651

Other comprehensive income (loss):
Interest rate swap agreement - fair
market value adjustment                    87,964        29,188       177,200      (153,194)
                                      -----------   -----------   -----------   -----------

Comprehensive income                  $ 6,792,208   $ 5,089,281   $12,434,795   $ 9,143,457
                                      ===========   ===========   ===========   ===========

NOTE 4. SEGMENT INFORMATION

Although we have nine operating segments, we have determined that we have one reportable segment. Eight of the segments are managed based on regions in the United States in which we operate. Each of these segments has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

NOTE 5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; we adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we may be obligated to pay, for a maximum of 12 different months selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we purchased 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we may be obligated to pay the difference between $.58 and the stated index. The three agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying condensed consolidated financial statements.

During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount paid is included in other comprehensive loss and is being amortized to interest expense over the original 36 month term of the swap agreement.

NOTE 6. RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141,  "Business  Combinations"  (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144).

We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS 142.

Upon adoption of SFAS No. 142, we were required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We were also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, we were required to test those intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require us to recognize an impairment loss.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and we would be required to perform the second step of the transitional impairment test.

We identified our reporting units to be at the same level as our operating segments as of January 1, 2002. As of January 1, 2002, we had eight operating segments, however, these operating segments have been aggregated and reported as one reportable segment in accordance with the aggregation provisions of SFAS No.
131. In applying this same aggregation criteria, we have determined that we have one reporting unit as of January 1, 2002. At January 1, 2002, the carrying value of the reporting unit goodwill was $7,504,067. We compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit exceeded its carrying amount and we were not required to recognize an impairment loss.

Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because goodwill is no longer being amortized. Thus, the following transitional disclosure presents net earnings and earnings per share, adjusted as shown below:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              30-JUN-01             30-JUN-01
                                                            -------------         -------------
Net earnings                                                $   5,060,093         $   9,296,651
Add back: amortization of goodwill, net of taxes*                 138,265               372,095
                                                            -------------         -------------
Adjusted net earnings                                       $   5,198,358         $   9,668,746
                                                            =============         =============

Basic earnings per share                                    $        0.15         $        0.27
Add back: amortization of goodwill, net of taxes*                     -0-                  0.01
                                                            -------------         -------------
Adjusted basic earnings per share                           $        0.15         $        0.28
                                                            =============         =============

Diluted earnings per share                                  $        0.15         $        0.27
Add back: amortization of goodwill, net of taxes*                     -0-                  0.01
                                                            -------------         -------------
Adjusted diluted earnings per share                         $        0.15         $        0.28
                                                            =============         =============

* Amortization of goodwill was non-deductible for tax purposes; therefore, the tax component of the adjustment for amortization of goodwill is $0.

In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. This statement also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002 and there was no impact on our results of operations or financial position.

NOTE 7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Because of the extensive effort needed to evaluate the impact of adopting SFAS No. 143, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's financial statements at the date of this report.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, RESCISSION OF FASB STATEMENTS NO.4, 44 and 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS NO. 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. SFAS No. 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrects are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES (SFAS NO. 146). SFAS NO. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

NOTE 9. RECAPITALIZATION AND STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could"
"expects," "anticipates'" and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed in the section entitled "Factors That May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in our Annual Report on Form 10-K, which is by this reference incorporated herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

RESULTS OF OPERATIONS

Our revenue, before fuel surcharge, for the six months ended June 30, 2002, increased by 15.5% to $130.2 million from $112.7 million over the same period in 2001. For the three months ended June 30, 2002, revenue, before fuel surcharge, increased by 16.4% to $68.3 million from $58.7 million over the same period in 2001. The increase in revenue, before fuel surcharge, resulted from expansion of our customer base and increased volume from existing customers. Our fleet increased by 8.9% to 1,957 tractors (including 199 owned by independent contractors) as of June 30, 2002, from 1,797 tractors (including 209 owned by independent contractors) as of June 30, 2001.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.9% for the six months ended June 30, 2002, from 33.6% for the same period in 2001. For the three months ended June 30, 2002, salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.6% from 33.3% for the same period in 2001. These increases were primarily the result of the increase in the ratio of Company drivers to independent contractors. At June 30, 2002, 90% of our fleet was operated by Company drivers, compared to 88% at June 30, 2001. We record the cost of medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. Our insurance program for medical claims, which involves self-insurance with risk retention levels, was higher for the 2002 period compared to the 2001 period. Our health insurance self-insurance level is $100,000 per person per year, and our worker's compensation self-insurance is at a maximum of $500,000. Claims in excess of these retention levels are covered by insurance, which management considers adequate. For Company drivers and non-driving employees, we record accruals for worker's compensation as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits expense in our consolidated statements of income.

Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 13.6% for the six months ended June 30, 2002, compared to 12.5% for the same period in 2001. For the three months ended June 30, 2002, fuel expense as a percentage of revenue, before fuel surcharge, increased to 13.5% from 12.7% for the same period in 2001. This increase was primarily the result of the increase in the ratio of Company vehicles to independent contractors, as well as a reduction in fuel surcharge billings to customers. Independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 5.7% for the six months ended June 30, 2002 from 5.6% for the same period in 2001. For the three months ended June 30, 2002, operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.0% compared to 5.4% for the same period in 2001. These increases were primarily due to the increase in the ratio of Company vehicles to independent contractors, along with a slight aging of our fleet.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.4% for the six months ended June 30, 2002, from 3.8% for the same period in 2001. For the three months ended June 30, 2002, insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.4% from 3.7% for the same period in 2001. The primary reason for these increases is due to increases in insurance premiums and the higher self-insurance retention levels assumed by us. Our insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. We currently self-insure for a portion of our claims expense resulting from personal injury, cargo loss and property damage combined up to a maximum of $1,750,000 per occurrence. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends.

Operating taxes and licenses decreased as a percentage of revenue, before fuel surcharge, to 2.9% for the six months ended June 30, 2002, from 3.0% for the same period in 2001. For the three months ended June 30, 2002, operating taxes and licenses as a percentage of revenue, before fuel surcharge, decreased to 2.8% compared to 2.9% for the same period in 2001. These decreases were primarily due to improved utilization of revenue equipment.

Communications expense as a percentage of revenue, before fuel surcharge, for both the six months and three months ended June 30, 2002, remained relatively consistent with the same periods in 2001, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 8.4% for the six month period ended June 30, 2002, from 8.6% for the same period in 2001. For the three months ended June 30, 2002, depreciation and amortization decreased as a percentage of revenue, before fuel surcharge, to 8.1% from 8.2% for the same period in 2001. These decreases were primarily related to increased utilization of our revenue equipment and discontinuing the amortization of goodwill on January 1, 2002, in accordance with SFAS No. 142.

Lease Expense - Revenue Equipment as percentage of revenue, before fuel surcharge, was 3.5% for the six months ended June 30, 2002, compared to 3.5% for the same period in 2001. For the three months ended June 30, 2002 Lease Expense
- Revenue Equipment as a percentage of revenue, before fuel surcharge, was 3.4% compared to 3.6% for the same period in 2001. This decrease was primarily due to increased utilization of our revenue equipment. Under this leasing program we had 568 tractors at both June 30, 2002 and June 30, 2001, under operating leases with an average term of 3.5 years.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 8.1% for the six months ended June 30, 2002, from 10.7% for the same period in 2001. For the three months ended June 30, 2002, purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 8.3% from 10.5% for the same period in 2001. These decreases were due to the decrease in the ratio of independent contractors to Company drivers to 10% as of June 30, 2002, from 12% as of June 30, 2001. Independent contractors pay their own expenses, including fuel, and are compensated at a fixed rate per mile.

Miscellaneous operating expenses decreased as a percentage of revenue, before fuel surcharge, to 2.6% for the six months ended June 30, 2002, from 3.1% for the same period in 2001. For the three months ended June 30, 2002, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.6% from 3.3% for the same period in 2001. These decreases were primarily due to the increase in the utilization of our revenue equipment and decreased travel expenses.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the six months ended June 30, 2002, decreased to 84.1% from 85.0% for the same period in 2001. Our operating ratio decreased to 83.4% for the three months ended June 30, 2002, compared to 84.5% for the same period in 2001.

For the six months ended June 30, 2002, net interest expense decreased as a percentage of revenue, before fuel surcharge, to less than 0.1% compared to 1.1% for the same periods in 2001. This decrease was primarily due to the reduction of our outstanding debt to approximately $16.0 million at June 30, 2002, compared to $42.6 million at June 30, 2001. Debt reduction was facilitated, in part, by proceeds received from the offering of our Common Stock that closed on November 7, 2001.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 9.4% for the six months ended June 30, 2002, compared to 8.2% for the same period in 2001. For the three months ended June 30, 2002, net income as a percentage of revenue, before fuel surcharge, was 9.8%, compared to 8.6% for the same period in 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgement in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may effect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the consolidated financial statements is contained in
Note 1 of the consolidated financial statements contained in our annual report on Form 10-K. Other footnotes describe various elements of the consolidated financial statements and the assumption on which specific amounts were determined.

Our critical accounting policies include the following:

Revenue Recognition - revenues are recognized on the date shipments are delivered to the customer.

Insurance and Claims Reserves - The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims including adverse development of known claims as well as incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term.

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over five to ten years with salvage values ranging from 15% to 40%. We periodically evaluate the carrying value of long-lived assets held for use for possible impairment losses by analyzing the operating performance and future cash flows for those assets. If necessary, we would adjust the carrying value of the underlying assets if the sum of the undiscounted cash flows were less than the carrying value. Impairment could be impacted by our projection of future cash flows, the level of cash flows and salvage values, the methods of estimation used for determining fair values.

Lease Obligations and Commitments - We have obligations outstanding related to equipment and debt as of June 30, 2002. We have 568 tractors under noncancelable operating leases. In accordance with SFAS No. 13, "Accounting for Leases", the rental expense for these leases is recorded as "lease expense - revenue equipment." These operating leases are carried off balance sheet in accordance with SFAS No. 13. The total amount outstanding under these agreements as of June 30, 2002, was $17.9 million, with $8.1 million due in the next 12 months. Long-term debt and the outstanding balance on our revolving line of credit are recorded at the carrying amount which represents the amount due at maturity.

Inventories and supplies - Inventory and supplies consist of tires, fuel, and spare parts which are recorded at the lower of cost, using first-in, first-out method, or net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations and our line of credit with our primary lender. During the fourth quarter of 2001, we registered with the Securities and Exchange Commission and sold 2,678,907 shares of our Common Stock through a public offering, which resulted in net proceeds to us of $41,249,460. See our Registration Statements on Form S-3 filed with the SEC on October 24, 2001 (File No. 333-72130), and November 2, 2001 (File No. 333-72688). The proceeds we received from this offering were used for the repayment of indebtedness and for general corporate purposes. Net cash provided by operating activities was approximately $28.7 million for the first six months of 2002, compared to $20.3 million for the corresponding period in 2001.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements, totaled $12.7 million for the first six months of 2002, compared to $10.4 million for the same period in 2001.

Net cash used in financing activities and direct financing was approximately $0.7 million for the first six months of 2002, compared to net cash used of $10.2 million for the same period in 2001. Net cash used in financing activities during the first six months of 2002 was primarily for the payment of long-term debt.

We maintain a line of credit totaling $50 million with our lender and use this line to finance the acquisition of revenue equipment and other corporate uses to the extent our need for capital is not provided by funds from operations. We are obligated to comply with certain financial covenants under our line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. The average interest rate for the three months ended June 30, 2002 was 2.47%. Borrowings under the line of credit amounted to $12.2 million at June 30, 2002. The line of credit expires in July 2003.

Through our subsidiaries, we have entered into operating lease agreements under which we lease revenue equipment to independent contractors who contract to transport loads for us. The total amount outstanding under these agreements as of June 30, 2002, was $17.9 million, with interest rates from 5.2% to 8.2%, with $8.1 million due in the next 12 months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance or claims costs, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance and claims costs, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the medium or long term effects of the September 11, 2001, terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

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

INSURANCE. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We currently self-insure for a portion of our claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $1,750,000 per occurrence. Our worker's compensation self-insurance level remains at a maximum of $500,000, and our health insurance self-insurance level is $100,000 per person per year. If the number of claims, or severity of claims, for which we are self-insured increases, our operating results could be adversely affected. Also, we maintain insurance with licensed insurance companies above the amounts for which we self-insure. After several years of aggressive pricing, insurance carriers have raised premiums which has increased our insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and subsequent events, may result in additional increases in our insurance expenses. If these expenses continue to increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially affected.

REVENUE EQUIPMENT. Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

In the past we have acquired new tractors and trailers at favorable prices, and have entered into agreements with the manufacturers to repurchase the tractors from us at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This supply of tractors has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. We understand that some manufacturers have communicated to customers their intention to significantly increase new equipment prices and eliminate or sharply reduce the price of repurchase commitments. See Part II, Item 1, Legal Proceedings, below for a discussion of the resolution of our dispute with Freightliner, L.L.C.

Our business plan and our current contract take into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the Environmental Protection Agency. If new equipment prices were to increase more than anticipated, or if the price of repurchase commitments were to decrease, we may be required to increase our depreciation and financing costs, write down the value of used equipment, or retain some of our equipment longer, with the resulting increase in operating expense. If our resulting cost of revenue equipment were to increase, or prices of used revenue equipment were to decline, and if we were unable to offset these increases through rate increases or cost savings, our operating costs could increase, which could materially and adversely affect our earnings and cash flows.

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

INVESTMENTS. We have invested $200,000 and loaned approximately $2.26 million to Concentrek, Inc., ("Concentrek") a transportation logistics company on a secured basis. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. Randy Knight, Kevin Knight, Gary Knight and Keith Knight have personally guaranteed $2,100,000 of our loan to Concentrek. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of that investment.

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

SEASONALITY. In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, our revenue has not shown any significant seasonal pattern. Because we operate primarily in Arizona, California and the western United States, winter weather conditions have generally not adversely affected our business. The expansion of our operations in the Midwest, Rocky Mountain region the East Coast, and the Southeast and Gulf Coast regions, could expose us to greater operating variances due to seasonal weather in these regions. Shortage of energy issues in California and elsewhere in the Western United States could result in an adverse effect on our operations and demand for our services should these shortages continue or increase. This risk may exist in the other regions in which we operate, depending upon future changes in the energy industry.

INFLATION. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001 and the first six months of 2002, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We have also periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including fluctuating demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharge.

For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

COMMODITY PRICE RISK. We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the three months ended June 30, 2002, fuel expense, net of fuel surcharge, represented 16.2% of our total operating expenses, net of fuel surcharge, compared to 15.1% for the same period ending in 2001.

In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we may be obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we purchased 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we may be obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.9 million. Future increases in the NY MX HO average price would result in us not having to make payments under these agreements. Management's current valuation of the fuel purchase agreements indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position, and we have valued these items at fair value in the accompanying June 30, 2002, consolidated financial statements.

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

On July 31, 2002, we reached a resolution of our litigation with Freightliner, L.L.C. ("Freightliner") through successful mediation. We initiated this litigation to protect our contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made to us by Freightliner. We are pleased to put this conflict behind us and hope to develop a positive working relationship with Freightliner in the near future.

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

     Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 2, Net Income Per Share, in the Notes To Condensed Consolidated Financial Statements on Form 10-Q, for the quarter ended June 30, 2002.)

     (b)  Reports on Form 8-K

          Form 8-K filed May 3,2002, announcing change in Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: August 9, 2002                    By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: August 9, 2002                    By: /s/ Timothy Kohl
                                            ------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30,
                        2002 Commission File No. 0-24946

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