Form 10-Q
period 2002-09-30
KNIGHT TRANSPORTATION INC
filed 2002-11-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

                               Yes [X]     No [ ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of November 8, 2002 was 37,102,345 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001                                              1


          Condensed Consolidated Statements of Income for the Three
            months and Nine Months Ended September 30, 2002 and
            September 30, 2001                                                 3

          Condensed Consolidated Statements of Cash Flows for the Nine
            months ended September 30, 2002 and September 30, 2001             4

          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19


ITEM 4.   CONTROLS AND PROCEDURES                                             20

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   21

ITEM 2.   CHANGES IN SECURITIES                                               22

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.   OTHER INFORMATION                                                   22

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                    24

INDEX TO EXHIBITS                                                             28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
                                             (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  42,703            $  24,136
  Accounts receivable, net                       37,166               31,693
  Notes receivable, net                           1,049                  777
  Inventories and supplies                        1,178                1,906
  Prepaid expenses                                9,117                7,964
  Deferred tax asset                              4,668                6,082
                                              ---------            ---------

          Total current assets                   95,881               72,558
                                              ---------            ---------

PROPERTY AND EQUIPMENT:
  Land and improvements                          14,156               13,112
  Buildings and improvements                     12,898               12,457
  Furniture and fixtures                          6,280                6,298
  Shop and service equipment                      1,948                1,790
  Revenue equipment                             190,253              169,630
  Leasehold improvements                            906                  667
                                              ---------            ---------

                                                226,441              203,954

  Less: Accumulated depreciation                (66,120)             (50,259)
                                              ---------            ---------

PROPERTY AND EQUIPMENT, net                     160,321              153,695
                                              ---------            ---------
NOTES RECEIVABLE - long-term                      2,153                3,108
                                              ---------            ---------
OTHER ASSETS                                     12,678               11,753
                                              ---------            ---------

                                              $ 271,033            $ 241,114
                                              =========            =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $   5,094            $   3,838
  Accrued liabilities                            10,667                6,322
  Line of credit                                 12,200               12,200
  Current portion of long-term debt               3,068                3,159
  Claims accrual                                  9,593                7,509
                                              ---------            ---------

  Total current liabilities                      40,622               33,028

LONG - TERM DEBT, less current portion              192                2,715
DEFERRED INCOME TAXES                            39,966               37,675
                                              ---------            ---------

  Total liabilities                              80,780               73,418
                                              ---------            ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 50,000,000 shares,
    none issued and outstanding                      --                   --
  Common stock, $0.01 par value;
    Authorized 100,000,000 shares;
    37,078,248 and 36,834,106 shares
    issued and outstanding at
    September 30, 2002 and and
    December 31, 2001, respectively                 371                  368
  Additional paid-in capital                     72,444               69,847
  Retained earnings                             117,907               98,213
  Accumulated other comprehensive loss             (469)                (732)
                                              ---------            ---------

         Total shareholders' equity             190,253              167,696
                                              ---------            ---------

                                              $ 271,033            $ 241,114
                                              =========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          Three Months Ended        Nine Months Ended
                                             September 30              September 30
                                        ----------------------    ----------------------
                                          2002         2001         2002         2001
                                        ---------    ---------    ---------    ---------
REVENUE
  Revenue, before fuel surcharge        $  72,777    $  63,785    $ 202,974    $ 176,531
  Fuel surcharge                            1,785        2,448        3,756        7,553
                                        ---------    ---------    ---------    ---------

     Total revenue                         74,562       66,233      206,730      184,084
                                        ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Salaries, wages and benefits             24,506       21,420       68,706       59,295
  Fuel                                     11,633       10,696       31,343       29,837
  Operations and maintenance                4,743        3,668       12,228        9,962
  Insurance and claims                      3,196        2,863        8,870        7,113
  Operating taxes and licenses              1,921        1,798        5,705        5,176
  Communications                              577          513        1,750        1,362
  Depreciation and amortization             5,793        4,527       16,672       14,221
  Lease expense - revenue equipment         2,304        2,255        6,904        6,248
  Purchased transportation                  5,607        5,794       16,134       17,814
  Miscellaneous operating expenses          1,784        1,736        5,195        5,199
                                        ---------    ---------    ---------    ---------
                                           62,064       55,270      173,507      156,227
                                        ---------    ---------    ---------    ---------

  Income from operations                   12,498       10,963       33,223       27,857
                                        ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest income                             276          187          731          497
  Other expense                                --       (5,679)          --       (5,679)
  Interest expense                           (237)        (585)        (750)      (2,093)
                                        ---------    ---------    ---------    ---------

                                               39       (6,077)         (19)      (7,275)
                                        ---------    ---------    ---------    ---------

  Income before taxes                      12,537        4,886       33,204       20,582

INCOME TAXES                               (5,100)      (2,000)     (13,510)      (8,400)
                                        ---------    ---------    ---------    ---------

  Net income                            $   7,437    $   2,886    $  19,694    $  12,182
                                        =========    =========    =========    =========

Net income per common share and
  common share equivalent:
          Basic                         $    0.20    $    0.08    $    0.53    $    0.36
                                        =========    =========    =========    =========
          Diluted                       $    0.20    $    0.08    $    0.52    $    0.35
                                        =========    =========    =========    =========

Weighted average number of common
  shares and common share equivalents
  outstanding:
          Basic                            37,047       34,067       36,981       33,994
                                        =========    =========    =========    =========
          Diluted                          38,001       34,950       38,059       34,785
                                        =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Nine Months Ended
                                                              September 30
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                $ 19,694     $ 12,182
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation and amortization                             16,672       14,221
  Write-off of investment                                       --        5,679
  Allowance for doubtful accounts                              330          381
  Interest rate swap agreement - fair value change             264           --
  Tax benefit from exercise of stock options                   974           --
  Deferred income taxes                                      3,705        2,019
Changes in assets and liabilities:
  (Increase) decrease in trade receivables                  (5,802)         947
  Decrease (increase) in inventories and supplies              728         (191)
  Increase in prepaid expenses                              (1,153)      (2,760)
  Increase in accounts payable                               1,256        1,945
  Increase in accrued liabilities and claims accrual         6,429        2,945
                                                          --------     --------

  Net cash provided by operating activities                 43,096       37,368
                                                          --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of property and equipment, net                  (23,297)     (22,076)
  Increase in other assets                                    (925)        (876)
  Decrease (increase) in notes receivable, net                 683       (1,858)
                                                          --------     --------

  Net cash used in investing activities                    (23,539)     (24,810)
                                                          --------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                           Nine Months Ended
                                                              September 30
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:

  Payments on line of credit, net                              --       (10,800)
  Payments of long-term debt                               (2,614)       (8,760)
  Proceeds from exercise of stock options                   1,624         2,176
                                                         --------      --------

      Net cash used in financing activities                  (990)      (17,384)
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         18,567        (4,826)
CASH AND CASH EQUIVALENTS,
  Beginning of period                                      24,136         6,151
                                                         --------      --------

CASH AND CASH EQUIVALENTS, end of period                 $ 42,703      $  1,325
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES:

  Cash Flow Information:
    Income taxes paid                                    $  5,700      $  5,634
    Interest paid                                             589         2,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Financial Information

The accompanying condensed consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Administrative Services, Inc.; Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation Midwest, Inc.; Knight Transportation Gulf Coast, Inc., Knight Transportation South Central Ltd.; and KTeCom, L.L.C. All material inter-company items and transactions have been eliminated in consolidation.

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

Note 2. Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2002 and 2001 is as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      -------------------   -------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Weighted average common
  shares outstanding - Basic            37,047     34,067     36,981     33,994

Effect of stock options                    954        883      1,078        791
                                      --------   --------   --------   --------

Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                               38,001     34,950     38,059     34,785
                                      ========   ========   ========   ========

Net income                            $  7,437   $  2,886   $ 19,694   $ 12,182
                                      ========   ========   ========   ========

  Net income per common share and
  common share equivalent
          Basic                       $   0.20   $   0.08   $   0.53   $   0.36
                                      ========   ========   ========   ========
          Diluted                     $   0.20   $   0.08   $   0.52   $   0.35
                                      ========   ========   ========   ========

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the period was as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      -------------------   -------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Net income                            $  7,437   $  2,886   $ 19,694   $ 12,182

Other comprehensive income (loss):
Interest rate swap agreement - fair
market value adjustment                     86       (413)       263       (566)
                                      --------   --------   --------   --------

Comprehensive income                  $  7,523   $  2,473   $ 19,957   $ 11,616
                                      ========   ========   ========   ========

Note 4. Segment Information

Although we have ten operating segments, we have determined that we have one reportable segment. Nine of the segments are managed based on regions in the United States in which we operate. Each of these segments has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

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

During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding on our line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount paid is included in other comprehensive loss and is being amortized to interest expense over the original 36 month term of the swap agreement.

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

We identified our reporting units to be at the same level as our operating segments as of January 1, 2002. As of January 1, 2002, we had eight operating segments, however, these operating segments have been aggregated and reported as one reportable segment in accordance with the aggregation provisions of SFAS No.
131. In applying this same aggregation criteria, we have determined that we have one reporting unit as of January 1, 2002 under SFAS No. 142. At January 1, 2002, the carrying value of the reporting unit goodwill was $7.5 million. We compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit exceeded its carrying amount and we were not required to recognize an impairment loss.

Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because goodwill is no longer being amortized. Thus, the following transitional disclosure presents prior period net income and earnings per share, adjusted as shown below:

                                                   Three Months Ended   Nine Months Ended
                                                   September 30, 2001   September 30,2001
                                                   ------------------   -----------------
Net income                                              $   2,886           $  12,182

Add Back: amortization of goodwill, net of taxes*             140                 512
                                                        ---------           ---------
Adjusted net income                                     $   3,026           $  12,694
                                                        =========           =========
Basic earnings per share                                $    0.08           $    0.36

Add back: amortization of goodwill, net of taxes*              --                0.01
                                                        ---------           ---------
Adjusted basic net earnings per share                   $    0.08           $    0.37
                                                        =========           =========
Diluted earnings per share                              $    0.08           $    0.35

Add back: amortization of goodwill, net of taxes*              --                0.01
                                                        ---------           ---------
Adjusted diluted earnings per share                     $    0.08           $    0.36
                                                        =========           =========

----------
* Amortization of goodwill was non-deductible for income tax purposes, therefore, the tax component of the adjustment for amortization of goodwill is $0.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. SFAS No. 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are in the process of evaluating the adoption of SFAS No. 146 and its impact on our financial position or results of operations.

Note 8. Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

On July 31, 2002, we reached a resolution of our litigation with Freightliner, L.L.C. ("Freightliner") through successful mediation. We initiated suit to protect our contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made to us by Freightliner. Of the net benefits recognized under the settlement agreement, the majority has primarily been recognized as an adjustment to the basis of the tractors acquired from Freightliner, which will be depreciated over estimated lives of the underlying equipment. In addition, Freightliner agreed to deliver 250 tractors under the settlement agreement. We are pleased to put this dispute behind us and hope to develop a positive working relationship with Freightliner in the near future.

Note 9. Recapitalization and Stock Split

On May 9, 2001, the Board of Directors approved a three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on June 1, 2001, to all shareholders of record as of the close of business on May 18, 2001. Also on December 7, 2001 our Board of Directors approved another three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on December 28, 2001, to all stockholders of record as of the close of business on December 7, 2001. These stock splits have been given retroactive recognition for all periods presented in the accompanying condensed consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock splits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, assumptions and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could" "expects," "anticipates'" and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed in the section entitled "FACTORS THAT MAY AFFECT FUTURE RESULTS," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," set forth in our Annual Report on Form 10-K. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

RESULTS OF OPERATIONS

Our revenue, before fuel surcharge, for the nine months ended September 30, 2002, increased by 15.0% to $203.0 million from $176.5 million over the same period in 2001. For the three months ended September 30, 2002, revenue, before fuel surcharge, increased by 14.1% to $72.7 million from $63.8 million over the same period in 2001. The increase in revenue, before fuel surcharge, resulted from expansion of our customer base and increased volume from existing customers. Our fleet increased by 10.1% to 2,037 tractors (including 203 owned by independent contractors) as of September 30, 2002, from 1,850 tractors (including 211 owned by independent contractors) as of September 30, 2001.

Salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.7% for the nine months ended September 30, 2002, from 33.6% for the same period in 2001. For the three months ended September 30, 2002, salaries, wages and benefits increased as a percentage of revenue, before fuel surcharge, to 33.7% from 33.6% for the same period in 2001. These increases were primarily the result of the increase in the ratio of Company drivers to independent contractors. At September 30, 2002, 90% of our fleet was operated by Company drivers, compared to 89% at September 30, 2001. We record the cost of medical insurance coverage, along with the uninsured portion, to salaries, wages and benefits expense. Our insurance program for medical claims, which involves self-insurance with risk retention levels, was higher for the 2002 period compared to the 2001 period. Our health insurance self-insurance level is $100,000 per person per year, and our worker's compensation self-insurance is at a maximum of $500,000. Claims in excess of these retention levels are covered by insurance, which management considers adequate. For Company drivers and non-driving employees, we record accruals for worker's compensation as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits expense in our consolidated statements of income.

Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 13.6% for the nine months ended September 30, 2002, compared to 12.6% for the same period in 2001. For the three months ended September 30, 2002, fuel expense as a percentage of revenue, before fuel surcharge, increased to 13.5% from 12.9% for the same period in 2001. This increase was primarily the result of the increase in the ratio of Company vehicles to independent contractors, as well as a reduction in fuel surcharge billings to customers. Independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.0% for the nine months ended September 30, 2002 from 5.6% for the same period in 2001. For the three months ended September 30, 2002, operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.5% compared to 5.7% for the same period in 2001. These increases were primarily due to the increase in the ratio of Company vehicles to independent contractors, along with increases in tire expenses as a result of the aging of our fleet.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.4% for the nine months ended September 30, 2002, from 4.0% for the same period in 2001. The primary reason for these increases is due to increases in insurance premiums and the higher self-insurance retention levels assumed by us. For the three months ended September 30, 2002, insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 4.4% from 4.5% for the same period in 2001, primarily due to increased utilization of our revenue equipment. Our insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance which management considers adequate. We currently self-insure for a portion of our claims expense resulting from personal injury, cargo loss and property damage combined up to a maximum of $1,750,000 per occurrence. We accrue the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and estimates of future claims development based on historical claims development trends.

Operating taxes and licenses decreased as a percentage of revenue, before fuel surcharge, to 2.8% for the nine months ended September 30, 2002, from 2.9% for the same period in 2001. For the three months ended September 30, 2002, operating taxes and licenses as a percentage of revenue, before fuel surcharge, decreased to 2.6% compared to 2.8% for the same period in 2001. These decreases were primarily due to increases in revenue per mile and improved utilization of revenue equipment.

Communications expense as a percentage of revenue, before fuel surcharge, for both the nine months and three months ended September 30, 2002, remained relatively consistent with the same periods in 2001, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 8.2% for the nine month period ended September 30, 2002, from 8.1% for the same period in 2001. For the three months ended September 30, 2002, depreciation and amortization increased as a percentage of revenue, before fuel surcharge, to 8.0% from 7.1% for the same period in 2001. These increases were primarily related to the increase in the ratio purchased Company vehicles compared to leased vehicles, as well as the increase in the ratio of Company vehicles compared to independent contractors.

Lease Expense - Revenue Equipment as percentage of revenue, before fuel surcharge, was 3.4% for the nine months ended September 30, 2002, compared to 3.5% for the same period in 2001. For the three months ended September 30, 2002 Lease Expense - Revenue Equipment as a percentage of revenue, before fuel surcharge, was 3.2% compared to 3.5% for the same period in 2001. These decreases were primarily due to increases the ratio of purchased vehicles compared to leased vehicles, as well as increases in revenue per mile and improved utilization of our revenue equipment. Under this leasing program we had 568 tractors at both September 30, 2002 and September 30, 2001, under operating leases with an average term of 3.5 years.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 7.9% for the nine months ended September 30, 2002, from 10.1% for the same period in 2001. For the three months ended September 30, 2002, purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 7.7% from 9.1% for the same period in 2001. These decreases were due to the decrease in the ratio of independent contractors to Company drivers to 10% as of September 30, 2002, from 11% as of September 30, 2001. Independent contractors pay their own expenses, including fuel, and are compensated at a fixed rate per mile.

Miscellaneous operating expenses decreased as a percentage of revenue, before fuel surcharge, to 2.6% for the nine months ended September 30, 2002, from 2.9% for the same period in 2001. For the three months ended September 30, 2002, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.5% from 2.7% for the same period in 2001. These decreases were primarily due to the increase in the utilization of our revenue equipment and decreased travel expenses.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the nine months ended September 30, 2002, decreased to 83.6% from 84.2% for the same period in 2001. Our operating ratio remained at 82.8% for the three months ended September 30, 2002, compared to the same period in 2001.

During the three months ended September 30, 2001, the Company recorded a non-recurring charge of $5.7 million. This charge was to record the write-off of the Company's entire investment in Terion, Inc., (Terion) a communications technology company made during 1998 and 1999. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. The Company elected to write-off its investment after Terion announced that it would cease operating its in-cab communications system. The impact on earnings per diluted share, considering the stock split previously mentioned, was $0.10 during the three months and nine months ended September 30, 2001. This write-off resulted in a reduction of net income as a percentage of revenue, before fuel surcharge, of 5.3% for the three months ended September 30, 2001. As a result of Terion's decision to discontinue its in-cab communications business, the Company replaced the Terion in-cab units with Qualcomm in-cab satellite-based communications system. This transition resulted in an increase in costs for communications equipment and related services.

For the nine months ended September 30, 2002 and September 30, 2001, net interest remained at less than 0.1% of revenue, before fuel surcharge. This low amount was primarily due to the reduction of our outstanding debt to approximately $15.5 million at September 30, 2002, compared to $34.8 million at September 30, 2001. Debt reduction was facilitated, in part, by proceeds received from the offering of our Common Stock that closed on November 7, 2001.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 9.7% for the nine months ended September 30, 2002, compared to 6.9% for the same period in 2001. For the three months ended September 30, 2002, net income as a percentage of revenue, before fuel surcharge, was 10.2%, compared to 4.5% for the same period in 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgement in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the consolidated financial statements is contained in
Note 1 of the consolidated financial statements contained in our annual report on Form 10-K. Other footnotes describe various elements of the consolidated financial statements and the assumption on which specific amounts were determined.

Our critical accounting policies include the following:

Revenue Recognition - revenues are recognized on the date shipments are delivered to the customer.

Insurance and Claims Reserves - The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, worker's compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims including adverse development of known claims as well as incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term.

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

Lease Obligations and Commitments - We have obligations outstanding related to equipment and debt as of September 30, 2002. We have 568 tractors under noncancelable operating leases. In accordance with SFAS No. 13, "Accounting for Leases," the rental expense for these leases is recorded as "lease expense - revenue equipment." These operating leases are carried off balance sheet in accordance with SFAS No. 13. The total obligation outstanding under these agreements as of September 30, 2002, was $16.3 million, with $7.7 million due in the next 12 months. Long-term debt and the outstanding balance on our revolving line of credit are recorded at the carrying amount which represents the amount due at maturity.

Inventories and supplies - Inventory and supplies consist of tires, fuel, and spare parts which are recorded at the lower of cost, using first-in, first-out method, or net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations and our line of credit with our primary lender. During the fourth quarter of 2001, we registered with the Securities and Exchange Commission and sold 2,678,907 shares of our Common Stock through a public offering, which resulted in net proceeds to us of $41.2 million. See our Registration Statements on Form S-3 filed with the SEC on October 24, 2001 (File No. 333-72130), and November 2, 2001 (File No. 333-72688). The proceeds we received from this offering were used for the repayment of indebtedness and for general corporate purposes. Net cash provided by operating activities was approximately $43.1 million for the first nine months of 2002, compared to $37.4 million for the corresponding period in 2001.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment and leasehold improvements, totaled $23.3 million for the first nine months of 2002, compared to $22.1 million for the same period in 2001.

Net cash used in financing activities and direct financing was approximately $1.0 million for the first nine months of 2002, compared to net cash used of $17.4 million for the same period in 2001. Net cash used in financing activities during the first nine months of 2002 was primarily for the payment of long-term debt.

We maintain a line of credit totaling $50 million with our primary lender and use this line to finance the acquisition of revenue equipment and other corporate uses to the extent our need for capital is not provided by funds from operations. We are obligated to comply with certain financial covenants under our line of credit. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an adjustment factor, or the prime rate. The average interest rate for the three months ended September 30, 2002 was 2.4%. Borrowings under the line of credit amounted to $12.2 million at September 30, 2002. The line of credit expires in July 2003.

Through our subsidiaries, we have entered into operating lease agreements under which we lease revenue equipment. The total amount outstanding under these agreements as of September 30, 2002, was $16.3 million, with effective interest rates from 5.2% to 8.2%, with $7.7 million due in the next 12 months.

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

Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the medium or long term effects of the weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the medium or long term effects of the September 11, 2001, terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

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

In the past we have acquired new tractors and trailers at favorable prices, and have entered into agreements with the manufacturers to repurchase the tractors from us at agreed prices in exchange for new tractors. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This supply of tractors has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms, some manufacturers have increased prices and refused to honor or have modified repurchase agreements. SEE PART II, ITEM 1, LEGAL PROCEEDINGS, BELOW FOR A DISCUSSION OF THE RESOLUTION OF OUR DISPUTE WITH FREIGHTLINER, L.L.C.

Our business plan takes into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the Environmental Protection Agency. The cost of operating new engines is expected to be somewhat higher than the cost of operating the older engines. If new equipment prices were to increase more than anticipated, or if the price of repurchase agreements were to decrease, we may be required to increase our depreciation and financing costs, write down the value of used equipment, or retain some of our equipment longer, with the resulting increase in operating expense.

If our resulting cost of revenue equipment were to increase, or prices of used revenue equipment were to decline, and if we were unable to offset these increases through rate increases or cost savings, our operating costs could increase, which could materially and adversely affect our earnings and cash flows.

REGIONAL OPERATIONS. Currently, a significant portion of our business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a material adverse effect on our growth and profitability. If we are successful in deriving a more significant portion of our revenues from markets in the Midwest, South Central, Southeastern and Southern regions, and from the East Coast, our growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets.

In addition to our headquarters in Phoenix, Arizona, we have established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; and Memphis, Tennessee, in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth of our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

TECHNOLOGY. We utilize Terion's trailer-tracking technology to assist with monitoring the majority of our trailers. Terion has recently reorganized under Chapter 11 of the Federal Bankruptcy Code. If Terion ceases operations or abandons that technology, we would be required to incur the cost of replacing that technology or could be forced to operate without this trailer-tracking technology, which could adversely affect our trailer utilization and our ability to assess detention charges.

INVESTMENTS. We have invested $200,000 and loaned approximately $2.5 million to Concentrek, Inc., ("Concentrek") a transportation logistics company on a secured basis. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. Randy Knight, Kevin Knight, Gary Knight and Keith Knight have personally guaranteed $2,100,000 of our loan to Concentrek. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of that investment.

DRIVER RETENTION, DRIVER LITIGATION. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a material adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

SEASONALITY. In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, our revenue has not shown any significant seasonal pattern. Because we operate primarily in Arizona, California and the western United States, winter weather conditions have generally not adversely affected our business. The expansion of our operations in the Midwest, Rocky Mountain, the East Coast, the Southeast, and Gulf Coast regions could expose us to greater operating variances due to seasonal weather in these regions. Shortage of energy issues in California and elsewhere in the Western United States could result in an adverse effect on our operations and demand for our services should these shortages continue or increase. This risk may exist in the other regions in which we operate, depending upon future changes in the energy industry.

INFLATION. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001 and the first nine months of 2002, we experienced fluctuations in fuel costs as a result of varying conditions in the petroleum industry. We have also periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including fluctuating demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharge.

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

COMMODITY PRICE RISK. We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the three months ended September 30, 2002, fuel expense, net of fuel surcharge, represented 16.3% of our total operating expenses, net of fuel surcharge, compared to 15.6% for the same period ending in 2001.

In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we may be obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we purchased 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we may be obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.9 million. Future increases in the NY MX HO average price would result in us not having to make payments under these agreements. Management's current valuation of the fuel purchase agreements indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position, and we have valued these items at fair value in the accompanying September 30, 2002, condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief

Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On July 31, 2002, we reached a resolution of our litigation with Freightliner, L.L.C. ("Freightliner") through successful mediation. We initiated suit to protect our contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made to us by Freightliner. Of the net benefits recognized under the settlement agreement, the majority has been primarily recognized as an adjustment to the basis of the tractors acquired from Freightliner, which will be depreciated over estimated lives of the underlying equipment. In addition, Freightliner agreed to deliver 250 tractors under the settlement agreement. We are pleased to put this dispute behind us and hope to develop a positive working relationship with Freightliner in the near future.

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

     Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 2, Net Income Per Share, in the Notes To Condensed Consolidated Financial Statements on Form 10-Q, for the quarter and nine months ended September 30, 2002.)

     (a)  Reports on Form 8-K

          1. Form 8-K filed August 5,2002, resolution of litigation with Freightliner, L.L.C.

          2. Form 8-K filed August 14, 2002, announcing filing of certifications required pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: November 8, 2002                  By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer


Date: November 8, 2002                  By: /s/ Timothy Kohl
                                            ------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer

                                  CERTIFICATION

I, Kevin P. Knight, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Knight Transportation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                        /s/ Kevin P. Knight
                                        ----------------------------------------
                                        Kevin P. Knight
                                        Chief Executive Officer

                                  CERTIFICATION

I, Timothy M. Kohl, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Knight Transportation, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                        /s/ Timothy M. Kohl
                                        ----------------------------------------
                                        Timothy M. Kohl
                                        Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   EXHIBITS TO
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                           Commission File No. 0-24946

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