Form 10-K
period 2002-12-31
KNIGHT TRANSPORTATION INC
filed 2003-03-14
CIK 929452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 2003, was $461,449,532 (based upon $19.09 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ-NMS")). In making this calculation, the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 26, 2003 was approximately 37,185,582.

The Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated into this Form 10-K Part III by reference.

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

     OUR HEADQUARTERS ARE LOCATED AT 5601 WEST BUCKEYE ROAD, PHOENIX, ARIZONA 85043 AND OUR WEBSITE ADDRESS IS WWW.KNIGHTTRANS.COM. THIS ANNUAL REPORT ON FORM 10-K, OUR QUARTERLY REPORTS ON FORM 10-Q, OUR CURRENT REPORTS ON FORM 8-K AND ALL OTHER REPORTS FILED WITH THE SEC PURSUANT TO SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 CAN BE OBTAINED FREE OF CHARGE THROUGH A LINK TO THE SEC'S WEBSITE BY VISITING OUR WEBSITE.

REFERENCES IN THIS ANNUAL REPORT TO "WE," "US," "OUR" OR THE "COMPANY" OR SIMILAR TERMS REFER TO KNIGHT TRANSPORTATION, INC. AND ITS SUBSIDIARIES.

GENERAL

     We are a short-to-medium haul, dry-van truckload carrier based in Phoenix, Arizona. We transport general commodities, including consumer goods, packaged foodstuffs, paper products, beverage containers and imported and exported commodities. We provide regional truckload carrier services throughout the U.S. from our facilities located in Phoenix, Arizona; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah; Gulfport, Mississippi; Kansas City, Kansas; Portland, Oregon; and Memphis, Tennessee.

     Our stock has been publicly traded since October 1994. We have achieved substantial growth in revenue and income over the past five years. We have increased our operating revenue, before fuel surcharge, at a compounded annual growth rate of approximately 23%, from $125.0 million in 1998 to $279.4 million in 2002. During the same period, we have increased our net income at a compounded annual growth rate of approximately 23%, from $13.3 million to $27.9 million. This growth resulted from expansion of our customer base and increased volume from existing customers, and was facilitated by the continued expansion of our fleet and our geographic coverage. SEE "GROWTH STRATEGY," below.

OPERATIONS

     Our operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable traffic lanes in select geographic regions, and attempt to develop and expand our customer base around each of our terminal operations. This operating strategy allows us to take advantage of the large amount of freight traffic transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, shorter hauls provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet to accelerate revenue growth and enhance our operating efficiencies. We employ technology in a cost-effective manner where it assists us in controlling operating costs and enhancing revenue. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

     Our operating strategy includes the following important elements:

     REGIONAL OPERATIONS. We presently operate nine regional facilities which are located in Phoenix, Arizona; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; and Memphis, Tennessee. We concentrate our freight operations in an approximately 750-mile radius around each of our terminals, with an average length of haul in 2002 of approximately 540 miles. We believe that these regional operations offer several advantages, including:

     * obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;

     * achieving higher revenue per mile by focusing on high-density traffic lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity; and

     * enhancing safety and driver recruitment and retention, because our drivers travel familiar routes and return home more frequently.

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

     USING TECHNOLOGY THAT ENHANCES OUR BUSINESS. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, and to provide our customers with freight visibility. The majority of our trailers are equipped with Terion trailer-tacking technology that allows us to manage our trailers more effectively, reduce the number of trailers per tractor in our fleet, enhance revenue through detention fees, and minimize cargo loss. We have installed Qualcomm's satellite based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional terminals. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and reduce our costs.

GROWTH STRATEGY

     We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional operations create significant opportunities for us to grow. We intend to take advantage of these growth opportunities by focusing on three key areas:

     OPENING NEW REGIONS AND EXPANDING EXISTING REGIONAL OPERATIONS. We currently operate in nine regions. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening new regional operations, while expanding our existing regional operations. To take advantage of these opportunities, we are developing relationships with existing and new customers in regions that we believe will permit us to develop transportation lanes that allow us to achieve high equipment utilization and resulting operating efficiency.

     STRENGTHENING OUR CUSTOMER AND CORE CARRIER RELATIONSHIPS. We market our services to both existing and new customers in traffic lanes that complement our existing operations and will support high equipment utilization. We seek customers who will diversify our freight base; and our marketing targets include financially-stable high volume shippers for whom we are not currently providing services. We also offer a high level of service to customers who use us as a core carrier.

     OPPORTUNITIES TO MAKE SELECTED ACQUISITIONS. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired two short-to-medium haul truckload carriers - (i) Knight Transportation Gulf Coast, Inc., formerly John Fayard Fast Freight, Inc., now merged with and into Knight Transportation, Inc., and (ii) Action Delivery Service, Inc. We believe economic trends will lead to further consolidation in our industry, and we will consider additional acquisitions that meet our financial and operating criteria.

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

     We have a diversified customer base. For the year ended December 31, 2002, our top 25 customers represented 47% of operating revenue; our top 10 customers represented 28% of operating revenue; and our top 5 customers represented 17% of operating revenue. We believe that a substantial majority of our top 25 customers regard us as a preferred or core carrier. Most of our truckload carriage contracts are cancelable on 30 days notice.

     We seek to provide consistent, timely, flexible and cost efficient service to shippers. Our objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We seek to obtain a competitive advantage by providing high quality and consistent capacity to customers at competitive prices. To be responsive to customers' and drivers' needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

     Our dedicated fleet services may also provide a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, we provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department. We furnish these services through Company-provided revenue equipment and employees, and independent contractors.

     Each of our nine regional facilities is linked to our Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit us to respond promptly and accurately to customer requests. The system also assists us in matching available equipment and loads. We also provide electronic data interchange ("EDI") and internet ("E") services to shippers requiring such service.

DRIVERS, OTHER EMPLOYEES, AND INDEPENDENT CONTRACTORS

     As of December 31, 2002, we employed 2,772 persons. None of our employees are represented by a labor union.

     The recruitment, training and retention of qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. Drivers are selected in accordance with specific, objective guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

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

     Our drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. Drivers are invited to participate in our 401(k) program and in Company-sponsored health, life and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our Stock Option Plan. As of December 31, 2002, a total of 557 of our current employees had participated in and received option grants under our Stock Option Plan.

     We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2002, we had agreements for 209 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver exclusively to transport, load and unload goods we haul. Competition for independent contractors among transportation companies is strong. Independent contractors are paid a fixed level of compensation based on the total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services for our independent contractors who desire such services for a charge. We provide financing at market interest rates to our independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2002, we had outstanding loans of approximately $2.4 million to independent contractors.

REVENUE EQUIPMENT

     As of December 31, 2002, we operated a fleet of 5,441, 53-foot long, high cube trailers, including 50 refrigerated trailers, with an average age of 3.7 years. As of December 31, 2002, we operated 1,916 Company tractors with an average age of 2.0 years. As of December 31, 2002, we also had under contract 209 tractors owned and operated by independent contractors.

     The efficiency and flexibility provided by our fleet configurations permit us to handle both high volume and high weight shipments. Our fleet configuration also allows us to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. We maintain a high trailer to tractor ratio, targeting a ratio of approximately 2.6 to 1. Management believes maintaining this ratio promotes efficiency and allows us to serve a large variety of customers' needs without significantly changing or modifying equipment.

     Growth of our tractor and trailer fleets is determined by market conditions, and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

     We have predominantly acquired standardized tractors manufactured by Freightliner or Volvo and trailers manufactured by Wabash. We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We use light weight tractors and high cube trailers to handle both high weight and high volume shipments. Standardization of our fleet allows us to operate with a minimum spare parts inventory, enhances our maintenance program and simplifies driver training. We adhere to a comprehensive maintenance program that minimizes downtime and optimizes the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. We have been upgrading our trailer fleet to use Wabash Duraplate(TM) trailers, which reduce wear and tear and increase the estimated useful life of our trailers. Our current policy is to replace most of our tractors within 38 to 44 months after purchase and to replace our trailers over a six to ten year period. This replacement policy enhances our ability to attract drivers, increases our fuel economy by capitalizing on improvements in both engine efficiency and vehicle aerodynamics, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, and difficult market conditions faced by tractor manufacturers may result in price increases that would cause us to retain our equipment for a longer period, which may result in increased operating expenses. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     In 2001, we installed Terion's trailer-tracking system in the majority of our trailers. We believe that this technology has generated operating efficiencies and allowed us to reduce the ratio of trailers to tractors in our fleet through better awareness of each trailer's location. We also have increased our revenue from customers by improving our ability to substantiate trailer detention charges.

     We have replaced our Terion in-cab communication units with Qualcomm's satellite-based mobile communication and position-tracking system in substantially all of our tractors. The Qualcomm in-cab communication system is a proven system that links drivers to regional terminals and corporate headquarters, allowing us to rapidly alter our routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading, or the need for emergency repairs, and provides shippers with supply chain visibility. We believe the Qualcomm communications system allows us to improve fleet control and the quality of customer service.

     We have financed our equipment acquisition through operating cash, lines of credit, and leasing agreements. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

TECHNOLOGY

     During 1998 and 1999, through a limited liability company subsidiary, we acquired a less than four percent interest in Terion, Inc. ("Terion"), a communications company that provides two-way digital wireless communication services which enabled us to communicate with manned and unmanned transportation assets via the Internet. Terion also manufactures and sells a trailer-tracking technology. While we have installed Terion trailer tracking technology in the majority of all of our trailers, we have replaced Terion technology with Qualcomm's satellite based tracking technology in substantially all of our tractors. SEE "REVENUE EQUIPMENT," above. During the third quarter of 2001, we recorded a non-recurring charge of $5.7 million to write-off our entire investment in Terion. We did not derive any revenue from our investment. As a result of Terion's decision to discontinue its in-cab communications business, we replaced the Terion in-cab units with Qualcomm in-cab satellite-based communications systems. In 2002, we abandoned our investment in Terion in order to take advantage of our tax loss and we are continuing to purchase trailer-tracking technology from Terion. Terion recently reorganized under Chapter 11 of the Federal Bankruptcy Code. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," below.

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

     Our Chief Financial Officer and our Vice President of Safety are responsible for securing appropriate insurance coverages at competitive rates. The primary claims arising in our business consist of cargo loss and physical damage and auto liability (personal injury and property damage). During 2002, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $1.75 million per occurrence. We were self-insured for worker's compensation up to a maximum limit of $500,000 per occurrence. Subsequent to December 31, 2002, we increased the self-insurance retention levels for personal injury and property damage liability, cargo liability, collision, comprehensive and worker's compensation to $2.0 million per occurrence. Our maximum self-retention for a separate worker's compensation claim remains $500,000 per occurrence. Also, our insurance policies now provide for excess personal injury and property damage liability up to a total of $35.0 million per occurrence, compared to $30.0 million per occurrence for 2002, and cargo liability, collision, comprehensive and worker's compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage primary policies also include coverage for punitive damages, subject to policy limits. We also maintain excess coverage for employee medical expenses and hospitalization. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet. We are currently establishing a captive insurer to assist in the management of insurance costs and claims.

COMPETITION

     The entire trucking industry is highly competitive and fragmented. We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by us is based on freight rates, service, efficiency, size and technology. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers' needs. In addressing our markets, we believe that our principal competitive strength is our ability to provide timely, flexible capacity and cost-efficient service to shippers.

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

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and equipment dimensions are also subject to federal and state regulation. The DOT requires national commercial drivers' licenses for interstate truck drivers.

     Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We have established programs to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. Our Phoenix, Arizona, Indianapolis, Indiana, and Katy, Texas, facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

     We believe we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations. SEE "LEGAL PROCEEDINGS," below, for additional information regarding certain regulatory matters.

OTHER INFORMATION

     We periodically examine investment opportunities in areas related to the truckload carrier business. Our investment strategy is to add to shareholder value by investing in industry related businesses that will assist us in strengthening our overall position in the transportation industry, minimize our exposure to start-up risk and provide us with an opportunity to realize a substantial return on our investment. We own a 17% interest in Concentrek, Inc., a logistics business, and a 19% interest in Knight Flight Services, LLC, which operates and leases a Cessna Citation 560 XL jet aircraft which we use in connection with our business. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OFF BALANCE SHEET ARRANGEMENTS," below, for a discussion of our investments in other businesses.

ITEM 2. PROPERTIES

     The following table provides information regarding the Company's facilities and/or offices:

COMPANY LOCATION                                      OWNED OR LEASED PROPERTIES
----------------                                      --------------------------
Phoenix, Arizona                                                Owned
Indianapolis, Indiana                                           Owned
Katy, Texas                                                     Owned
Charlotte, North Carolina                                       Owned
Kansas City, Kansas                                             Owned
Salt Lake City, Utah                                            Leased
Gulf Port, Mississippi                                          Leased
Portland, Oregon                                                Leased
Memphis, Tennessee                                              Leased
Mobile, Alabama                                                 Leased
Fontana, California                                             Owned
Oklahoma City, Oklahoma                                         Leased

     Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 65 acres. We own approximately 57 acres and approximately 8 acres are leased from Mr. Randy Knight, a director of the Company and one of our principal shareholders. SEE our Proxy Statement issued in connection with the May 21, 2003, Annual Meeting of Shareholders for additional information. We have constructed a bulk fuel storage facility and fueling islands based at our Phoenix headquarters to obtain greater operating efficiencies.

     We own and operate a 9.5-acre regional facility in Indianapolis, Indiana. The facility includes offices for operations and dispatching, maintenance services, as well as room for future expansion, and serves as a base for our operations in the Midwest and the East Coast. We completed our initial expansion of this facility in October 1998.

     We own and operate a 12-acre regional facility in Katy, Texas, near Houston, that was completed in June 2000. This facility includes offices for operations and dispatching, maintenance services, a bulk fuel storage facility and fuel island.

     We own and operate a 21-acre regional facility in Charlotte, North Carolina, that serves the East Coast and Southeast regions. This facility was acquired in February 2000, and includes offices for operations and dispatching and maintenance services.

     We own and operate a 15-acre regional facility in Kansas City, Kansas, that serves the Midwest region. This facility was acquired in May 2002, and includes offices for operations and dispatching, and maintenance services.

     In 1999, we opened a regional facility in Salt Lake City, Utah to serve the western, central and Rocky Mountain regions. We currently lease our Salt Lake City terminal facility. We also own approximately 14 acres of land that is being developed for a future operations and maintenance facility.

     We operate a regional facility in Gulfport, Mississippi, under a long-term lease agreement. This facility includes offices for operations and dispatching and maintenance services, and supports our operations in the South and Southeast regions.

     We operate a regional facility in Portland, Oregon, under a long-term lease agreement. This facility includes offices for operations and dispatching, a bulk fuel storage facility and fuel island. This facility supports our operations in the Northwest and West Coast regions.

     We operate a regional facility in Memphis, Tennessee, under a short-term lease agreement. This facility includes offices for operations and dispatching, and supports our operations in the Midwest region.

     We also lease office facilities in California and Oklahoma which we use for fleet maintenance, record keeping, and general operations. We purchased 14 acres of property in Fontana, California and in November 2000 completed construction of a facility to serve as a secure trailer drop facility to support our operations in California. The Company also leases excess trailer drop space to other carriers. We also lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary.

     As of December 31, 2002, our aggregate monthly rent for these terminals and/or offices was approximately $37,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded under the symbol KNGT on the NASDAQ National Market tier of The NASDAQ Stock Market. The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                              HIGH                       LOW
                                              ----                       ---
     2001
     ----
     First Quarter                            $11.31                    $ 8.22
     Second Quarter                           $14.05                    $10.40
     Third Quarter                            $16.39                    $10.97
     Fourth Quarter                           $20.73                    $12.42

     2002
     ----
     First Quarter                            $24.27                    $18.00
     Second Quarter                           $23.45                    $17.00
     Third Quarter                            $22.82                    $15.35
     Fourth Quarter                           $21.53                    $14.67

     As of February 26, 2003, we had 66 shareholders of record and approximately 3,793 beneficial owners in security position listings of our common stock.

     We have never paid cash dividends on our common stock, and it is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

     We incorporate by reference the Equity Compensation Plan Information contained under the heading "Executive Compensation - Securities Authorized For Issuance Under Equity Compensation Plans," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2002, are derived from our Consolidated Financial Statements, (including the notes thereto) contained elsewhere in this Annual Report. THE INFORMATION SET FORTH BELOW SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW, AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 8 OF THIS FORM 10-K. CERTAIN RISKS AND OTHER FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FUTURE PERFORMANCE RESULTS ARE SET FORTH BELOW. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                                                     YEARS ENDED DECEMBER 31
                                               -----------------------------------------------------------------
                                                  2002          2001          2000          1999          1998
                                               ---------     ---------     ---------     ---------     ---------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
STATEMENTS OF INCOME DATA:
  Revenue, before fuel surcharge               $ 279,360     $ 241,679     $ 207,406     $ 151,490     $ 125,030
  Operating expenses                             238,296       211,266       184,836       125,580       102,049
  Income from operations                          47,494        39,552        32,023        25,910        22,981
  Net interest expense and other                    (149)       (7,485)       (3,418)         (296)         (259)
  Income before income taxes                      47,345        32,067        28,605        25,614        22,722
  Net income                                      27,935        19,017        17,745        15,464        13,346
  Diluted earnings per share(1)                      .73           .54           .53           .45           .39

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital                              $  64,255     $  50,505     $  27,513     $  15,887     $   6,995
  Total assets                                   283,840       239,890       206,984       164,545       116,958
  Long-term obligations, net of current
    portion                                          -0-         2,715        14,885        11,736         7,920
  Shareholders' equity                           199,657       167,696       105,121        82,814        70,899

OPERATING DATA (UNAUDITED):
  Operating ratio(2)                                83.0%         83.6%         84.6%         82.9%         81.6%
  Average revenue per mile(3)                  $    1.24     $    1.23     $    1.23     $    1.23     $    1.24
  Average length of haul (miles)                     543           527           530           491           489
  Empty mile factor                                 10.7%         10.9%         10.5%         10.5%         10.0%
  Tractors operated at end of period(4)            2,125         1,897         1,694         1,212           933
  Trailers operated at end of period               5,441         4,898         4,627         3,350         2,809

PRO FORMA DATA (UNAUDITED):
   Income from operations                      $  47,494     $  39,552     $  32,023     $  25,910     $  22,981
   Net interest expense and other(5)                (149)       (1,806)       (3,418)         (296)         (259)
   Income before income taxes(5)                  47,345        37,745        28,605        25,614        22,722
   Net income(5)                                  27,935        22,400        17,745        15,464        13,346
   Diluted earnings per share(1)(5)                  .73           .64           .53           .45           .39

----------
(1) Diluted earnings per share for 2001, 2000, 1999 and 1998 has been restated to reflect the stock splits on December 28, 2001, June 1, 2001, and May 28, 1998.
(2) Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge.
(3) Average transportation revenue per mile based upon total revenue, exclusive of fuel surcharge.

(4)  Includes 209 independent  contract  operated vehicles at December 31, 2002;
     includes 200 independent contract operated vehicles at December 31, 2001; includes 239 independent contractor operated vehicles at December 31, 2000; includes 281 independent contractor operated vehicles at December 31, 1999; includes 231 independent contractor operated vehicles at December 31, 1998.
(5) Excluding a pre-tax write-off of $5.7 million ($3.4 million net of income taxes) in 2001 relating to an investment in Terion, Inc.

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

GENERAL

     The following discussion of our financial condition and results of operations for the three-year period ended December 31, 2002, should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report. Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

     We were incorporated in 1989 and commenced operations in July 1990. For the five-year period ended December 31, 2002, our operating revenue, before fuel surcharge, grew at a 23% compounded annual rate, while net income increased at a 23% compounded annual rate.

     We generate revenue by providing transportation services to customers in the short-to-medium haul dry-van market. Approximately 80% of all truckload freight moves in the short-to-medium haul market. We seek to operate primarily in high-density, predictable traffic lanes in select geographic regions. This strategy allows us to achieve a high level of equipment utilization, while maintaining strict cost controls and obtaining operating efficiencies.

     We offer our customers a range of services, including multiple pick ups and deliveries, dedicated fleet and personnel, specialized driver training, and other services. We seek to obtain freight rates commensurate with the services we offer. We have also enhanced revenue by charging for tractor and trailer detention, loading and unloading, and providing other services. By focusing our services in high density traffic lanes, we are able to minimize empty miles, increase equipment utilization, and offer customers a high level of service and consistent capacity.

     An important element of our profit strategy is to increase equipment utilization, improve rates and reduce our empty miles. We work continuously to improve our operations in these areas. Historically, the excess capacity in the transportation industry has limited our ability to improve rates. Over the past two years, the transportation industry has seen some reduction in capacity. We hope that in 2003, this change in capacity will provide us with better pricing power. Nevertheless, our ability to obtain higher rates may be restricted by the national level of economic activity, which has been somewhat sluggish and which could limit our ability to obtain better rates.

     An important source of our revenue growth has been our ability to open new regional facilities in certain geographic areas and operate these facilities at a profit. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria.

     As the discussion below indicates, controlling our expenses is also an important element of assuring profitability. We view any operating ratio, whether for the Company or any division, in excess of 85% as unacceptable performance. In 2003, we will begin to operate more tractors with engines that meet the October 2002 EPA emission guidelines. These tractors may result in slightly higher expenses due to engine design differences, but we believe that by continuing to focus on achieving and maintaining operating efficiencies, we should be able to manage these expenses. Fuel is also a significant element of our operating expense, and we continue to seek to obtain fuel surcharges, as fuel prices remain volatile. The ability to obtain fuel surcharges will become increasingly important if unrest continues in Venezuela or war breaks out in the Middle East. We have also experienced increases in the cost of insurance since 2000. We actively manage our safety and liability risk as a cost control measure. To manage the increases we have experienced in property and casualty insurance premiums we have increased self-retention risk and our emphasis on safety to help us manage that risk. SEE "BUSINESS - SAFETY AND RISK MANAGEMENT," above.

     The sales of our transportation services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the consumer products market and overall economy may have a significant impact on our business.

     We operate in an economic and legal environment that involves many different risks. These risks range from such unpredictable matters as the continued unrest and potential war with Iraq to general economic conditions and to the pace of overall economic growth. We have described below, a number of these risks. We expect that we will continue to be subject to these risks and to other risks that we have not anticipated. We will continue to rely upon our employees and upon our operating strategy to address these risks as best we can and we will continue to work towards delivering value to our shareholders. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     A discussion of the results of our operations for the periods 2002 to 2001 and 2001 to 2000 is set forth below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions.

     Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. These policies are described in the notes to our Consolidated Financial Statements contained elsewhere in this Report, and include revenue recognition, depreciation and amortization, reserves and estimates for claims, valuation of long-lived assets and accounting for income taxes.

     We recognize revenue when persuasive evidence and arrangement exists, delivery has occurred, the fee is fixed or determined and collectibility is probable. These conditions are met upon delivery.

     Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over five to ten years with salvage values ranging from 15% to 40%. We periodically evaluate the carrying value of long-lived assets held for use for possible impairment losses by analyzing the operating performance and future cash flows for those assets. If necessary, we would adjust the carrying value of the underlying assets if the sum of the undiscounted cash flows were less than the carrying value. Impairment could be impacted by our projection of future cash flows, the level of cash flows and salvage values or the methods of estimation used for determining fair values.

     We have assessed reporting unit goodwill for impairment by comparing the implied fair value of the goodwill with the carrying value. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with the guidance in SFAS No. 141, "Business Combinations." The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit has exceeded its carrying amount and we have not been required to recognize an impairment loss.

     Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, worker's compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims including adverse development of known claims as well as incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term.

     Accounting for long-lived assets involves the leasing of certain revenue equipment. We have obligations outstanding related to equipment and debt. As of December 31, 2002, we leased 494 tractors under noncancelable operating leases. In accordance with SFAS No. 13, "Accounting for Leases," the rental expense for these leases is recorded as "lease expense - revenue equipment." These operating leases are carried off balance sheet in accordance with SFAS No. 13. The total obligation outstanding under these agreements as of December 31, 2002, was $14.6 million, with $6.7 million due in the next 12 months. Long-term debt and the outstanding balance on our revolving line of credit are recorded at the carrying amount which represents the amount due at maturity.

     Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences as expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets such as certain tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We continually evaluate strategies that would allow for the future utilization of our deferred tax assets and currently believe we have the ability to enact strategies to fully realize our deferred tax assets should our earnings in future periods not support the full realization of the deferred tax assets.

     Estimates are involved in other aspects of our business. For example, in establishing reserves and estimates for claims, we rely upon our own claims experience and the experience of our third party administrator in assessing the amounts to be accrued as claims are incurred and the reserves to be established for those claims. We make similar types of estimates concerning the collectibility of our accounts receivable and the concentration of our credit exposure.

     We account for stock-based compensation, which is almost exclusively stock options, under Accounting Principles Board Opinion No. 25 ("APB No. 25"). In addition, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS Statement No. 123," we disclosed in the footnotes to our financial statements the pro forma effects on our earnings and earnings per share of the issuance of our stock options. We have historically spread our stock options widely over our employee group in order to align the interest of employees with those of the shareholders of the Company and to reward employees as the Company grows. As of December 31, 2002, shares of our common stock subject to options granted to our employees was approximately 4.8% of total issued and outstanding shares as of the same date. We believe that our method of using stock options has not been abusive or unduly expensive or dilutive to shareholders. For additional information concerning our Stock Option Plan, see our Proxy Statement issued in connection with the May 21, 2003, Annual Meeting of Shareholders.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of our expense items to revenue, before fuel surcharge, for the three-year periods indicated below:

                                                  2002        2001        2000
                                                 ------      ------      ------
REVENUE, BEFORE FUEL SURCHARGE                      100%        100%      100.0%
------------------------------                   ------      ------      ------
Operating expenses:
   Salaries, wages and benefits                    33.5        33.8        33.4
   Fuel (1)                                        13.6        12.3        12.9
   Operations and maintenance                       6.1         5.7         5.4
   Insurance and claims                             4.4         4.2         2.3
   Operating taxes and licenses                     2.6         2.9         3.6
   Communications                                   0.9         1.0         0.8
   Depreciation and amortization                    8.2         7.6         9.2
   Lease expense - revenue equipment                3.4         3.5         1.8
   Purchased transportation                         7.8         9.7        12.5
   Miscellaneous operating expenses                 2.5         2.9         2.7
                                                 ------      ------      ------
Total operating expenses                           83.0        83.6        84.6
                                                 ------      ------      ------
Income from operations                             17.0        16.4        15.4
Net interest and other expense                      0.1         3.1         1.6
                                                 ------      ------      ------
Income before income taxes                         16.9        13.3        13.8
Income taxes                                        6.9         5.4         5.2
                                                 ------      ------      ------
Net income                                         10.0%        7.9%        8.6%
                                                 ======      ======      ======
PRO FORMA DATA (UNAUDITED):
---------------------------
Income from operations                             17.0%       16.4%       15.4%
Net interest and other expense (2)                  0.1         0.7         1.6
                                                 ------      ------      ------
Income before income taxes (2)                     16.9        15.7        13.8
Income taxes (2)                                    6.9         6.3         5.2
                                                 ------      ------      ------
Net income (2)                                     10.0%        9.4%        8.6%
                                                 ======      ======      ======

(1)  Net of fuel surcharge.
(2) Excluding a pre-tax write-off of $5.7 million ($3.4 million net of income taxes) in 2001 relating to an investment in Terion, Inc.

FISCAL 2002 COMPARED TO FISCAL 2001

     Revenue, before fuel surcharge, increased by 15.6% to $279.4 million in 2002 from $241.7 million in 2001. This increase resulted from the expansion of our customer base and increased volume from existing customers, that was facilitated by a continued growth of our tractor and trailer fleet, which increased by 12.0% to 2,125 tractors (including 209 owned by independent contractors) as of December 31, 2002, from 1,897 tractors (including 200 owned by independent contractors) as of December 31, 2001. Average revenue per mile (exclusive of fuel surcharge) increased to $1.239 per mile for 2002, from $1.227 per mile in 2001.

     Salaries, wages and benefits expense decreased as a percentage of revenue, before fuel surcharge, to 33.5% in 2002 from 33.8% in 2001, primarily due to the improved efficiencies in the Company's personnel operations, improved utilization of revenue equipment, and improved revenue per mile. As of December 31, 2002, 90.2% of our fleet was operated by Company drivers, compared to 89.5% as of December 31, 2001. For our drivers, we record accruals for worker's compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased, as a percentage of revenue before fuel surcharge, to 13.6% for 2002 from 12.3% in 2001, due mainly to higher average fuel prices during 2002 compared to 2001, along with the increase in the ratio of Company vehicles to independent contractors, from 89.5% in 2001 to 90.2% in 2002. We believe that higher fuel prices may continue to adversely affect operating expenses throughout 2003. Continued unrest or war in the Middle East could have a significantly material adverse effect on fuel prices. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below. We have entered into fuel hedging agreements as a means of managing the cost of our fuel. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OFF BALANCE SHEET ARRANGEMENTS," and Item 7A "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK - COMMODITY PRICE RISK," below.

     The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2002, fuel surcharge was $6.4 million, compared to $9.1 million for the same period in 2001. This decrease was primarily the result of overall lower average fuel prices in 2002 compared to 2001.

     Operations and maintenance expense increased, as a percentage of revenue before fuel surcharge, to 6.1% for 2002 from 5.7% in 2001. This increase was primarily due to a slight aging of the Company's fleet, along with the increase in the ratio of Company operated vehicles to independent contractor operated vehicles. Independent contractors pay for the maintenance on their own vehicles.

     Insurance and claims expense increased, as a percentage of revenue before fuel surcharge, to 4.4% for 2002, compared to 4.2% for 2001, primarily as a result of the increase in insurance premiums and an increase in the frequency of claims by the Company. We anticipate that casualty insurance rates will continue to increase in the future and for 2003 we have retained a larger portion of our claims risks, in order to manage our insurance expense. SEE "BUSINESS-SAFETY RISK MANAGEMENT," above.

     Operating taxes and license expense, as a percentage of revenue before fuel surcharge, decreased to 2.6% for 2002 from 2.9% for 2001. The decrease resulted primarily from a relative increase in miles run in lower tax rate states, an increase in equipment utilization for 2002 and increased revenue per mile.

     Communications expenses, as a percentage of revenue before fuel surcharge, decreased to 0.9% for 2002 from 1.0% for 2001. This decrease was primarily due to increased utilization of the Company's revenue equipment along with increased revenue per mile.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 8.2% for 2002 from 7.6% in 2001. This increase was primarily related to the adoption in 2000 of lower salvage values due to changes in the used tractor market and the increase in the relative percentage of Company owned vehicles to independent contractor owned vehicles from 89.5% in 2001 to 90.2% in 2002. Lease expense, which is the expense for leased revenue equipment as a percentage of revenue, before fuel surcharge, was 3.4% for 2002, compared to 3.5% for 2001. Several lease agreements have variable payment terms that are amortized on a straight-line basis.

     Purchased transportation expense, as a percentage of revenue before fuel surcharge, decreased to 7.8% in 2002 from 9.7% in 2001, primarily as a result of a decrease in the ratio of independent contractors to Company drivers. As of December 31, 2002, 9.8% of our fleet was operated by independent contractors, compared to 10.5% at December 31, 2001. We have utilized independent contractors as part of our fleet expansion because independent contractors provide their own tractors. As of December 31, 2002, the Company had 209 tractors owned and operated by independent contractors. As our Company-owned fleet has expanded, purchased transportation has decreased as a percentage of revenue, before fuel surcharge. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed per-mile basis. To assist us in continuing to attract independent contractors, we provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2002, we had $2.4 million in loans outstanding to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses, as a percentage of revenue before fuel surcharge, decreased to 2.5% for 2002 from 2.9% in 2001, primarily due to decreased travel expenses, increases in equipment utilization and increased revenue per mile.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 83.0% for 2002, compared to 83.6% for 2001.

     Net interest and other expense, as a percentage of revenue before fuel surcharge, decreased to 0.1% for 2002 from 0.7% for 2001, excluding the write-off of our $5.7 million investment in Terion, Inc. This decrease was primarily the result of the Company's ability to reduce its outstanding debt to approximately $14.9 million at December 31, 2002, compared to $18.1 million at December 31, 2001. Debt reduction was facilitated, in part, by proceeds obtained from the offering of our Common Stock that closed November 7, 2001. Also, our interest income was higher in 2002 compared to 2001 due to a higher average cash balance in 2002.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense, as a percentage of revenue before fuel surcharge, increased to 6.9% for 2002, from 5.4% for 2001, primarily due to the recording of the non-recurring charge of our investment in Terion in 2001, as discussed above, along with a change in the mix of State tax liabilities.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 10.0% for 2002, compared to 7.9% in 2001. This percentage was 9.4% for 2001, excluding the write-off of our investment in Terion, as discussed below.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue, before fuel surcharge, increased by 16.5% to $241.7 million in 2001 from $207.4 million in 2000. This increase resulted from expansion of our customer base and increased volume from existing customers, that was facilitated by a continued growth of our tractor and trailer fleet, which increased by 12.0% to 1,897 tractors (including 200 owned by independent contractors) as of December 31, 2001, from 1,694 tractors (including 239 owned by independent contractors) as of December 31, 2000. The April 2000 acquisition of John Fayard Fast Freight, Inc., renamed Knight Transportation Gulf Coast, Inc., and now merged with and into Knight Transportation, Inc., which then operated approximately 225 tractors, contributed to the increase in revenue for 2001, compared to 2000. Average revenue per mile (exclusive of fuel surcharge) increased slightly to $1.227 per mile for the year ended December 31, 2001, from $1.225 per mile for 2000.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.8% in 2001 from 33.4% in 2000, primarily due to the increase in the ratio of Company drivers to independent contractors. As of December 31, 2001, 89.5% of our fleet was operated by Company drivers, compared to 85.9% as of December 31, 2000. For our drivers, we record accruals for worker's compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue before fuel surcharge, to 12.3% for 2001 from 12.9% in 2000, due mainly to lower average fuel prices during 2001 compared to 2000. We believe that higher fuel prices may continue to adversely impact operations throughout 2002. SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

     During 2000, we implemented a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2001, fuel surcharge was $9.1 million, compared to $9.5 million for 2000.

     Operations and maintenance expense increased, as a percentage of revenue before fuel surcharge, to 5.7% for 2001 from 5.4% in 2000. This increase was primarily the result of the increase in the ratio of Company operated vehicles to independent contractor operated vehicles. Independent contractors pay for the maintenance on their own vehicles.

     Insurance and claims expense increased, as a percentage of revenue before fuel surcharge, to 4.2% for 2001, compared to 2.3% for 2000, primarily as a result of the increase in insurance premiums and the higher self-insurance retention levels assumed by the Company. We anticipate that casualty insurance rates will continue to increase in the future and for 2002 we will retain a larger portion of our claims risks, in response to the increased insurance premiums. SEE "BUSINESS-SAFETY RISK MANAGEMENT," above.

     Operating taxes and license expense, as a percentage of revenue before fuel surcharge, decreased to 2.9% for 2001 from 3.6% for 2000. The decrease resulted primarily from a relative increase in miles run in lower tax rate states for 2001.

     Communications expenses increased slightly as a percentage of revenue before fuel surcharge, in 2001 compared to 2000, primarily due to the purchase and utilization of new tractor and trailer communication technology. During 2000 we purchased new Qualcomm in-cab communications systems to replace the in-cab communication system that was discontinued by Terion. (SEE non-recurring charge below).

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, decreased to 7.6% for 2001 from 9.2% in 2000. This decrease was primarily related to the increase in lease expenses incurred for revenue equipment under operating lease agreements. Lease expense, which is the expense for leased revenue equipment as a percentage of revenue, before fuel surcharge, was 3.5% for 2001, compared to 1.8% for 2000. Several lease agreements have variable payment terms which are amortized on a straight-line basis.

     Purchased transportation expense, as a percentage of revenue before fuel surcharge, decreased to 9.7% in 2001 from 12.5% in 2000, primarily as a result of a decrease in the ratio of independent contractors to Company drivers. As of December 31, 2001, 10.5% of our fleet was operated by independent contractors, compared to 14.1% at December 31, 2000. We have utilized independent contractors as part of our fleet expansion because independent contractors provide their own tractors. As of December 31, 2001, the Company had 200 tractors owned and operated by independent contractors. As our Company-owned fleet has expanded, purchased transportation has decreased as a percentage of revenue, before fuel surcharge. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed per-mile basis. To assist us in continuing to attract independent contractors, we provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2001, we had $3.9 million in loans outstanding to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses, as a percentage of revenue before fuel surcharge, increased to 2.9% for 2001 from 2.7% in 2000, primarily due to increases in bad debt reserves and increased travel expenses.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 83.6% for 2001, compared to 84.6% for 2000.

     Net interest and other expense, as a percentage of revenue before fuel surcharge, decreased to 0.7% for 2001, excluding the write-off of $5.7 million of our investment in Terion, Inc., from 1.6% for 2000. This decrease was primarily the result of the Company's ability to reduce its outstanding debt to approximately $18.1 million at December 31, 2001, compared to $54.4 million at December 31, 2000. Debt reduction was facilitated, in part, by proceeds obtained from the offering of our Common Stock that closed November 7, 2001.

     During the third quarter of 2001, we recorded a pre-tax non-recurring charge of $5.7 million to record the write-off of our entire investment in Terion, Inc. ("Terion"), a communications technology company made during 1998 and 1999. We owned less than four percent of Terion and did not derive any revenue from our investment. We elected to write-off our investment for financial accounting purposes after Terion announced that it would cease operating its on-cab communications system. In January, 2002, Terion filed for protection under Chapter 11 of the federal bankruptcy laws. The impact on earnings per diluted share was $0.10 for the year ended December 31, 2001. This write-off resulted in a reduction of net income, as a percentage of revenue before fuel surcharge, of 1.5% for the fiscal year ended December 31, 2001.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences in income for tax purposes.

     Income tax expense, as a percentage of revenue before fuel surcharge, increased to 5.4% for 2001, from 5.2% for 2000, primarily due to a change in the mix of State tax liabilities.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 7.9% for 2001, compared to 8.6% in 2000. This percentage was 9.4% for 2001, excluding the write-off of our investment in Terion, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The growth of our business has required a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations and our line of credit with our primary lenders. During the fourth quarter of 2001, we registered with the Securities and Exchange Commission and sold 2,678,907 shares of our common stock through a secondary public offering, that resulted in net proceeds to us of $41,249,460. SEE our Registration Statements on Form S-3 filed with the SEC on October 24, 2001 (File No. 333-72130), and November 2, 2001 (File No. 333-72688). The proceeds we received from this offering were used for the repayment of indebtedness and for general corporate purposes.

     Net cash provided by operating activities was approximately $55.5 million, $46.2 million, and $34.6 million for 2002, 2001 and 2000, respectively.

     Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, land and leasehold improvements, totaled $41.8 million, $30.4 million and $34.0 million for the years ended December 31, 2002,

2001 and 2000, respectively. We expect capital expenditures, net of trade-ins, of approximately $55 million for 2003, that will be applied primarily to acquire new revenue equipment.

     Net cash used for financing activities was approximately $1.1 million for 2002. Net cash provided by financing activities was approximately $5.9 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively. The change for the periods presented was the result of the proceeds from the sale of common stock discussed previously, which were used primarily to reduce outstanding debt.

     We maintain a line of credit totaling $50.0 million with our lenders and use this line to finance the acquisition of revenue equipment and other corporate purposes to the extent our need for capital is not provided by funds from operations or otherwise. Under the line of credit, we are obligated to comply with certain financial covenants. The rate of interest on borrowings against the line of credit varies depending upon the interest rate election made by us, based on either the London Interbank Offered Rate ("LIBOR") plus an adjustment factor, or the prime rate. At December 31, 2002, and February 27, 2003, we had $12.2 million in borrowings under our revolving line of credit. The line of credit expires in June 2004.

     In October 1998, we entered into a $10 million term loan with our primary lender that matures in September 2003. The interest rate is fixed at 5.75%. The note is unsecured and had an outstanding balance of $2.7 million as of December 31, 2002, all of which is due in 2003.

     Through our subsidiaries, we entered into operating lease agreements under which we lease revenue equipment. The total remaining amount due under these agreements as of December 31, 2002, was $14.6 million with effective annual interest rates from 5.2% to 6.6%, with $6.7 million due in the next 12 months.

     As of December 31, 2002, we held $36.2 million in cash and cash equivalents. Management believes we have adequate liquidity to meet our current needs. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations.

OFF BALANCE SHEET ARRANGEMENTS

     Our liquidity has not depended on off balance sheet transactions. Our off-balance sheet investments relate either to the truckload carrier business or provide us access to an asset (an aircraft) we use in our business.

     In April 1999, we acquired a 17% interest in Concentrek, Inc. ("Concentrek"), with the intent of acquiring an interest in a logistics business. We have loaned $3.4 million to Concentrek to fund start-up costs. Through a limited liability company, we have loaned $824,500 evidenced by a promissory note that is convertible into Concentrek's Class A Preferred Stock. The additional $2.6 million is evidenced by a promissory note, and Kevin Knight, Gary Knight, Keith Knight and Randy Knight, who collectively own 34% of our issued and outstanding stock, and who are also investors in Concentrek, along with other unrelated Concentrek shareholders, have personally guaranteed repayment of this note. Both loans are secured by a lien on Concentrek's assets. These loans are on parity with respect to their security.

     During 2000, Concentrek filed suit against the Descartes Systems Group, Inc., a Canadian corporation ("Descartes"), seeking damages for breach of contract, in connection with an agreement to provide Concentrek with certain logistics software. On August 1, 2002, an arbitrator awarded Concentrek $1.1 million on its breach of contract claim against Descartes. By an award entered October 29, 2002, Concentrek was awarded interest at the rate of 7% per annum from November 22, 2000, through June 26, 2002. The arbitrator has since awarded Concentrek $300,000 for attorney's fees and expenses. Concentrek has applied to the United States District Court for the Eastern District of Michigan to reduce the award to a judgment. SEE our Proxy Statement "Other Investments and Transactions with Affiliates," to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003, for more information on Concentrek.

     In November 2000, we acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which purchased and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unaffiliated entity, which leases the aircraft on behalf of Knight Flight. The cost of the aircraft to Knight Flight was $8.9 million. We invested $1.7 million in Knight Flight in order to assure access to charter air travel for the Company's employees. We have no further financial commitments to Knight Flight. The remaining 81% interest in Knight Flight is owned by Randy, Kevin, Gary and Keith Knight. We have a priority use right for the aircraft. We believe that our interest in Knight Flight allows us to obtain any access to needed charter air services for Company business at prices equal to or less than is available from unrelated charter companies. Knight Flight also makes the aircraft available for charter to third parties through a licensed aircraft charter company. SEE our Proxy Statement "Other Investments and Transactions with Affiliates," to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003, for more information on Knight Flight.

     In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we are obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we were obligated to purchase 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we are obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.0 million. SEE "QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK - COMMODITY PRICE RISK," below.

     We lease 494 tractors under non-cancelable operating leases with varying termination dates ranging from 2005 to 2006. Rent expense related to these leases was $8.4 million for 2002, compared to $8.5 million for 2001.

     The following table sets forth our contractual obligations and payments due by corresponding period for our short and long term operating expenses, including operating leases and other commitments.

                                                                           PAYMENTS DUE BY PERIOD
                                                        ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                           LESS THAN                              MORE THAN 5
    (IN THOUSANDS)                                      TOTAL       1 YEAR     1-3 YEARS     3-5 YEARS      YEARS
    --------------                                      -----       ------     ---------     ---------      -----
Long-Term Debt Obligations(1)                           14,915       2,715      12,200

Operating Lease Obligations(2)                          14,596       6,658       7,938

Purchase Obligations (Revenue Equipment, net)(3)        27,000      27,000

Total                                                   56,511      36,373      20,138

(1) Long-Term Debt Obligations consists of a $50.0 million line of credit with principal due at maturity, June 2004, and interest payable monthly, a note payable to a financial institution with monthly principal and interest payments due through October 2003, and notes payable to third party due in 2003.
(2) Operating Lease Obligations consists of amounts due under non-cancelable operating leases for the leasing of certain revenue equipment.
(3) Purchase Obligations for Revenue Equipment includes purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $27.0 million for delivery throughout 2003.

SEASONALITY

     In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season.

     To date, our revenue has not shown any significant seasonal pattern. Because we have significant operations in Arizona, California and the western United States, winter weather generally has not adversely affected our business. Expansion of our operations in the Midwest, Rocky Mountain area, East Coast, and the Southeast could expose us to greater operating variances due to seasonal weather in these regions. Recent shortages of energy and related issues in California, and elsewhere in the western United States, could result in an adverse effect on our operations and demand for our services if these shortages continue or increase. This risk may also exist in other regions in which we operate, depending upon availability of energy.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited information about our revenue and results of operations on a quarterly basis for 2002 and 2001 (in thousands, except per share data):

                                                       2002
                                  ----------------------------------------------
                                  Mar 31       June 30      Sept 30      Dec 31
                                  -------      -------      -------      -------
Revenue, before fuel surcharge    $61,890      $68,307      $72,777      $76,386
Income from operations              9,410       11,315       12,498       14,271
Net income                          5,553        6,704        7,437        8,241
Earnings per common share:
     Basic                        $  0.15      $  0.18      $  0.20      $  0.22
                                  -------      -------      -------      -------
     Diluted                      $  0.15      $  0.18      $  0.20      $  0.22
                                  -------      -------      -------      -------

                                                       2001
                                  ----------------------------------------------
                                   Mar 31      June 30      Sept 30      Dec 31
                                  -------      -------      -------      -------
Revenue, before fuel surcharge    $54,048      $58,698      $63,785      $65,148
Income from operations              7,808        9,086       10,963       11,694
Net income                          4,237        5,060        2,886        6,834
Earnings per common share:
     Basic                        $  0.12      $  0.15      $  0.08(1)   $  0.19
                                  -------      -------      -------      -------
     Diluted                      $  0.12      $  0.15      $  0.08(1)   $  0.19
                                  -------      -------      -------      -------

(1) Includes a pre-tax write-off of $5.7 million ($3.4 million net of income taxes) relating to an investment in Terion, Inc.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets and to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt SFAS No. 143 on January 1, 2003. SFAS No. 143 is not expected to have a material impact on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 is not expected to have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified alter December 31, 2002, and are not expected to have a material effect on our consolidated financial statements. The disclosure requirement, are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the consolidated financial statements contained elsewhere in this report.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on our consolidated financial statements. This interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities when this interpretation becomes effective.

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

     OUR GROWTH MAY NOT CONTINUE AT HISTORIC RATES

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

     ONGOING  INSURANCE  AND  CLAIMS  EXPENSES  COULD  SIGNIFICANTLY  REDUCE OUR
EARNINGS

     Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2002, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $1.75 million per occurrence. We were self-insured for worker's compensation up to a maximum limit of $500,000 per occurrence. Subsequent to December 31, 2002, we increased the self-insurance retention levels for personal injury and property damage liability, cargo liability, collision, comprehensive and worker's compensation to $2.0 million per occurrence. Our maximum self-retention for a separate worker's compensation claim remains $500,000 per occurrence. Also, our insurance policies now provide for excess personal injury and property damage liability up to a total of $35.0 million per occurrence, compared to $30.0 million per occurrence for 2002, and cargo liability, collision, comprehensive and worker's compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage policies also include coverage for punitive damages. If the number of claims for which we are self-insured increases, our operating results could be adversely affected. After several years of aggressive pricing, insurance carriers have raised premiums which have increased our insurance and claims expense. The terrorist attacks of September 11, 2001, in the United States, and conditions in the insurance market have resulted in additional increases in our insurance expenses. If these expenses continue to increase, or if the severity or number of claims increase or exceed our self-retention limits, and if we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

     In the past, we have acquired new tractors and trailers at favorable prices, including agreements with the manufacturers to repurchase the tractors at agreed prices. Current developments in the secondary tractor resale market have resulted in a large supply of used tractors on the market. This has depressed the market value of used equipment to levels below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement. Some tractor manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed, effective October 1, 2002, by the EPA and eliminate or sharply reduce the price of repurchase commitments.

     Our business plan and current contract take into account new equipment price increases due to new engine design requirements imposed effective October 1, 2002, by the EPA. The cost of operating new engines is expected to be somewhat higher than the cost of operating older engines. If new equipment prices were to increase, or the price of repurchase commitments were to decrease or fail to be honored by the manufacturer, we may be required to increase our depreciation and financing costs, write down the value of used equipment, and/or retain some of our equipment longer, with a resulting increase in operating expenses. If our resulting cost of revenue equipment were to increase and/or the prices of used revenue equipment were to decline, our operating costs could increase, which could materially and adversely affect our earnings and cash flow, if we are unable to obtain commensurate rate increases or cost savings.

     FUEL PRICES MAY INCREASE SIGNIFICANTLY, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     We are also subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. The political events in the Middle East, Venezuela and elsewhere may also cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel.

     IF THE GROWTH IN OUR REGIONAL OPERATIONS THROUGHOUT THE UNITED STATES SLOWS OR STAGNATES, OR IF WE ARE UNABLE TO COMMIT SUFFICIENT RESOURCES TO OUR REGIONAL OPERATIONS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Currently, a significant portion of our business is concentrated in the Arizona and California markets. A general economic decline or a natural disaster in either of these markets could have a material adverse effect on our growth and profitability. If we do not continue to be successful in deriving a more significant portion of our revenues from markets in the Midwest, South Central, Southeastern and Southern regions, and on the East Coast, our growth and profitability could be materially adversely affected by general economic declines or natural disasters in those markets.

     In  addition  to  the  regional  facility  in  Phoenix,  Arizona,  we  have established regional operations in: Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; and Memphis, Tennessee, in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, can be duplicated successfully in throughout the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

     DIFFICULTY IN DRIVER AND INDEPENDENT CONTRACTOR RETENTION MAY HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS.

     Although our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, significant increases in these costs could cause them to seek higher compensation from us or seek other contractual opportunities. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands, could also have a materially adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates. We have experienced the effects of fuel and driver wage increases and are seeking to recover such charges through rate increases and a fuel surcharge. By increasing rates and imposing a fuel surcharge, we could lose customers who are unwilling to pay these increases.

     WE ARE HIGHLY DEPENDENT ON A FEW MAJOR CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

     A significant portion of our revenue is generated from a few major customers. For the year ended December 31, 2002, our top 25 customers, based on revenue, accounted for approximately 47% of our revenue; our top 10 customers, approximately 28% of our revenue; and our top 5 customers, approximately 17% of our revenue. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

     TERION TRAILER-TRACKING TECHNOLOGY MAY NOT BE AVAILABLE TO US, WHICH COULD REQUIRE US TO INCUR THE COST OF REPLACEMENT TECHNOLOGY, ADVERSELY AFFECT OUR TRAILER UTILIZATION AND OUR ABILITY TO ASSESS DETENTION CHARGES.

     We utilize Terion's trailer-tracking technology to assist with monitoring the majority of our trailers. Terion has emerged from a Chapter 11 bankruptcy and a plan of reorganization has been approved by the Bankruptcy Court. If Terion ceases operations or abandons that trailer-tracking technology, we would be required to incur the cost of replacing that technology or could be forced to operate without this technology, which could adversely affect our trailer utilization and our ability to assess detention charges.

     OUR INVESTMENT IN CONCENTREK MAY NOT BE SUCCESSFUL AND WE MAY BE FORCED TO WRITE OFF PART OR ALL OF OUR INVESTMENT.

     We have also invested and/or loaned a total of approximately $3.6 million to Concentrek, Inc., ("Concentrek") a transportation logistics company on a secured basis. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of that investment. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OFF BALANCE SHEET ARRANGEMENTS," above.

     OUR STOCK PRICE IS VOLATILE, WHICH COULD CAUSE OUR SHAREHOLDERS TO LOSE A SIGNIFICANT PORTION OF THEIR INVESTMENT.

     The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in our anticipated or actual results of operations or other companies in the transportation industry, changes in conditions affecting the economy generally, including incidents of terrorism, analyst reports, general trends in the industry, sales of common stock by insiders, as well as other factors unrelated to our operating results. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares.

     WE MAY NOT BE SUCCESSFUL IN OUR ACQUISITION STRATEGY, WHICH COULD LIMIT OUR GROWTH PROSPECTS.

     We may grow by acquiring other trucking companies or trucking assets. Acquisitions could involve the dilutive issuance of equity securities and/or our incurring of additional debt. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations; the diversion of our management's attention from other business concerns; the risks of entering into markets in which we have had no or only limited direct experience; and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we were to make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

     OUR OPERATIONS ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND REGULATIONS, THE VIOLATION OF WHICH COULD RESULT IN SUBSTANTIAL FINES OR PENALTIES.

     We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our terminal facilities are located adjacent to environmental "superfund" sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our facilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk changes in interest rate on debt and from changes in commodity prices.

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

     INTEREST RATE RISK

     We are subject to interest rate risk to the extent the Company borrows against its line of credit or incurs debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We have entered into an interest rate swap agreement with our primary lender to protect us against interest rate risk. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition if our debt levels increase and if the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us. We have not issued corporate debt instruments.

     COMMODITY PRICE RISK

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel. For the fiscal year ended December 31, 2002, fuel expense, net of fuel surcharge, represented 16.4% of our total operating expenses, net of fuel surcharge, compared to 14.7% for the same period ending in 2001.

     In August and September 2000, we entered into two agreements to obtain price protection to reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we purchased 1,000,000 gallons of diesel fuel, per month, for a period of six months from October 1, 2000 through March 31, 2001. If during the 48 months following March 31, 2001, the price of heating oil on the New York Mercantile Exchange (NY MX HO) falls below $.58 per gallon, we are obligated to pay, for a maximum of 12 different months as selected by the contract holder during the 48-month period beginning after March 31, 2001, the difference between $.58 per gallon and NY MX HO average price for the minimum volume commitment. In July 2001, we entered into a similar agreement. Under this agreement, we were obligated to purchase 750,000 gallons of diesel fuel, per month, for a period of six months beginning September 1, 2001 through February 28, 2002. If during the 12-month period commencing January 2005 through December 2005, the price index discussed above falls below $.58 per gallon, we are obligated to pay the difference between $.58 and the stated index. Management estimates that any potential future payment under any of these agreements would be less than the amount of our savings for reduced fuel costs. For example, management estimates that a further reduction of $0.10 in the NY MX HO average price would result in a net savings, after making a payment on this agreement, to our total fuel expenses of approximately $1.0 million. Future increases in the NY MX HO average price would result in our not having to make payments under these agreements. Management's current valuation of the fuel purchase agreements indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position and we have valued these items at fair value by recording accrued liabilities for these in the accompanying December 31, 2002, financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Balance Sheets of Knight Transportation, Inc. and Subsidiaries, as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2002, together with the related notes and report of KPMG LLP, independent public accountants for the year ended December 31, 2002, and related notes and report of Arthur Andersen LLP, independent public accountants for the years ended December 31, 2001 and 2000, respectively, are set forth at pages F-1 through F-21, below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in our Report on Form 8-K filed on May 3, 2002, with the Securities and Exchange Commission, on April 29, 2002, we elected to replace our independent auditor, Arthur Andersen LLP ("Arthur Andersen") with KPMG LLP ("KPMG") as our new independent auditor, effective immediately. These actions were approved by our Board of Directors upon the recommendation of our Audit Committee. KPMG audited the consolidated financial statements of the Company for the year ending December 31, 2002.

     The reports issued by Arthur Andersen in connection with our financial statements for the fiscal years ended December 31, 2001, and December 31, 2000, respectively, did not contain an adverse opinion or disclaimer of opinion, nor were these reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two fiscal years ended December 31, 2001, and December 31, 2000, and the subsequent interim periods through the date of Arthur Andersen's dismissal, there was no disagreement between us and Arthur Andersen, as defined in Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with its reports, and there occurred no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

     During our two most recent fiscal years ended December 31, 2001 and 2000, through the date of Arthur Andersen's dismissal, neither us nor anyone on our behalf consulted with KPMG regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

     We have provided Arthur Andersen with a copy of the foregoing statements. Attached to this Form 10-K as Exhibit 16 is a copy of Arthur Andersen's letter to the Securities and Exchange Commission dated May 3, 2002, stating its agreement with the foregoing statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     We incorporate by reference the information contained under the heading "Election of Directors" from our definitive Proxy Statement to be delivered to our in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     We incorporate by reference the information contained under the heading "Executive Compensation" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation - Securities Authorized For Issuance Under Equity Compensation
Plans" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information contained under the heading "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2003 Annual Meeting of Shareholders to be held May 21, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are effective. There have been no significant changes in the

Company's internal controls or in other factors that could significantly  affect
internal  controls   subsequent  to  the  date  the  Company  carried  out  this evaluation.

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

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls, or our internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that we are subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-21, below.

     1.   Consolidated Financial Statements:

          KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
          Report of KPMG LLP, Independent Public Accountants
          Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

     2.   Consolidated  Financial  Statement  Schedules  required to be filed by
          Item 8 and Paragraph (d) of Item 14:

          Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

     Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     3.   Exhibits:

     The Exhibits required by Item 601 of Regulation S-K are listed at paragraph
(c), below, and at the Exhibit Index beginning at page 34.

(b)  Reports on Form 8-K:

1. Form 8-K filed November 14, 2002, announcing filing of certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.1.3*         Third  Amendment  to Restated  Articles of  Incorporation  of the
               Company.

3.2 Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130).

3.2.1*         First Amendment to Restated Bylaws of the Company.

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

10.6.1 Indemnification Agreement between the Company and Matt Salmon, dated as of May 9, 2001.

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

10.14 Credit Agreement by and among Knight Transportation, Inc., Wells Fargo Bank and Northern Trust Bank, dated April 6, 2001.
               (Incorporated by reference to Exhibit 10(a) to the Company's report on Form 10-Q for the period ending June 30, 2001.)

10.14.1* Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated February 13, 2003.

16 Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated May 3, 2002. (Incorporated by reference to
               Exhibit 16 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2002.)

21.1*          Subsidiaries of the Company.

23.1*          Consent of KPMG LLP

23.2*          Notice Regarding Consent of Arthur Andersen LLP

----------
*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Knight Transportation, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KNIGHT TRANSPORTATION, INC.

                                        By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight,
Date: February 27, 2003                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                           DATE
         -------------------                                           ----

/s/ Kevin P. Knight                                            February 27, 2003
--------------------------------------------
Kevin P. Knight, Chairman of the Board,
Chief Executive Officer, Director

/s/ Gary J. Knight                                             February 27, 2003
--------------------------------------------
Gary J. Knight, President, Director

/s/ Keith T. Knight                                            February 27, 2003
--------------------------------------------
Keith T. Knight,
Executive Vice President, Director

/s/ Timothy M. Kohl                                            February 27, 2003
--------------------------------------------
Timothy M. Kohl,
Chief Financial Officer, Secretary, Director

/s/ Randy Knight                                               February 27, 2003
--------------------------------------------
Randy Knight, Director

/s/ Mark Scudder                                               February 27, 2003
--------------------------------------------
Mark Scudder, Director

/s/ Donald A. Bliss                                            February 27, 2003
--------------------------------------------
Donald A. Bliss, Director

/s/ G.D. Madden                                                February 27, 2003
--------------------------------------------
G.D. Madden, Director

/s/ Matt Salmon                                                February 27, 2003
--------------------------------------------
Matt Salmon, Director

                                  CERTIFICATION

     I, Kevin P. Knight, Chief Executive Officer, certify that:

     1.  I  have   reviewed   this   annual   report  on  Form  10-K  of  Knight
Transportation, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 27, 2003                       /s/ Kevin P. Knight
                                        ----------------------------------------
                                        Kevin P. Knight
                                        Chief Executive Officer

                                  CERTIFICATION

     I, Timothy M. Kohl, Chief Financial Officer, certify that:

     1)  I  have   reviewed   this   annual   report  on  Form  10-K  of  Knight
Transportation, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003                       /s/ Timothy M. Kohl
                                        ----------------------------------------
                                        Timothy M. Kohl
                                        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Knight Transportation, Inc.:

We have audited the accompanying consolidated balance sheet of Knight Transportation, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement
Schedule II for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Knight Transportation, Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 16, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Knight Transportation, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Knight Transportation, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Phoenix, Arizona
January 22, 2003, except as to paragraph 1
of Note 3, which is as of February 13, 2003

THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS' REPORT OF ARTHUR ANDERSEN LLP, THE FORMER AUDITOR FOR KNIGHT TRANSPORTATION, INC. ISSUED ON JANUARY 16, 2002. ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT. ADDITIONALLY THE OPINION PRESENTED BELOW COVERS THE BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE STATEMENTS OF INCOME, COMPREHENSIVE INCOME, SHAREHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH STATEMENTS ARE NOT INCLUDED IN THIS REPORT ON FORM 10-K.

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

/s/ Arthur Andersen LLP

Phoenix, Arizona
January 16, 2002

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands)

                                                          2002          2001
                                                       ----------    ----------
                                     Assets

Current Assets:
  Cash and cash equivalents                            $   36,198    $   24,136
  Trade receivables, net of allowance for doubtful
    accounts of $1,325 and $1,132, respectively            40,356        31,693
  Notes receivable, net of allowance for doubtful
    notes receivable of $142 and $66, respectively            956           777
  Inventories and supplies                                  1,345         1,906
  Prepaid expenses                                          9,653         7,964
  Deferred tax assets                                       3,428         4,857
                                                       ----------    ----------

                                                           91,936        71,333
                                                       ----------    ----------
Property and Equipment:
  Land and land improvements                               14,158        13,112
  Buildings and improvements                               12,898        12,457
  Furniture and fixtures                                    6,134         6,298
  Shop and service equipment                                1,975         1,790
  Revenue equipment                                       211,184       169,630
  Leasehold improvements                                    1,049           667
                                                       ----------    ----------
                                                          247,398       203,954
  Less: accumulated depreciation                          (70,505)      (50,259)
                                                       ----------    ----------

          Property and Equipment, net                     176,893       153,695
                                                       ----------    ----------

Notes Receivable, net of current portion                    1,487         3,108
                                                       ----------    ----------

Other Assets, net of accumulated amortization of
  $930 and $930, respectively                              13,524        11,754
                                                       ----------    ----------

                                                       $  283,840    $  239,890
                                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands, except par value)

                                                          2002          2001
                                                       ----------    ----------

                      Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                     $    7,749    $    3,838
  Accrued payroll                                           3,571         1,540
  Accrued liabilities                                       3,227         4,782
  Current portion of long-term debt                         2,715         3,159
  Claims accrual                                           10,419         7,509
                                                       ----------    ----------

                                                           27,681        20,828

Line of Credit                                             12,200        12,200
Long-Term Debt, net of current portion                         --         2,715
Deferred Tax Liabilities                                   44,302        36,451
                                                       ----------    ----------

                                                           84,183        72,194
                                                       ----------    ----------
Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 50,000 shares
    authorized; none issued                                    --            --
  Common stock, $.01 par value; 100,000 shares
    authorized; 37,145 and 36,834 shares issued
    and outstanding at December 31, 2002 and 2001,
    respectively                                              371           368
  Additional paid-in capital                               73,521        69,847
  Accumulated other comprehensive loss                       (383)         (732)
  Retained earnings                                       126,148        98,213
                                                       ----------    ----------

                                                          199,657       167,696
                                                       ----------    ----------

                                                       $  283,840    $  239,890
                                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

                                            2002          2001          2000
                                         ----------    ----------    ----------
Revenue:
  Revenue, before fuel surcharge         $  279,360    $  241,679    $  207,406
  Fuel surcharge                              6,430         9,139         9,453
                                         ----------    ----------    ----------

          Total revenue                     285,790       250,818       216,859
                                         ----------    ----------    ----------

Operating Expenses:
  Salaries, wages and benefits               93,596        81,779        69,193
  Fuel                                       44,389        38,934        36,257
  Operations and maintenance                 17,150        13,892        11,237
  Insurance and claims                       12,377        10,230         4,869
  Operating taxes and licenses                7,383         7,038         7,515
  Communications                              2,407         2,057         1,510
  Depreciation and amortization              22,887        18,417        19,131
  Lease expense - revenue equipment           9,370         8,511         3,717
  Purchased transportation                   21,797        23,495        25,857
  Miscellaneous operating expenses            6,940         6,913         5,550
                                         ----------    ----------    ----------
                                            238,296       211,266       184,836
                                         ----------    ----------    ----------
          Income from operations             47,494        39,552        32,023
                                         ----------    ----------    ----------

Other Income (Expense):
  Interest income                               935           708           918
  Other expense                                  --        (5,679)         (287)
  Interest expense                           (1,084)       (2,514)       (4,049)
                                         ----------    ----------    ----------
                                               (149)       (7,485)       (3,418)
                                         ----------    ----------    ----------

          Income before income taxes         47,345        32,067        28,605

Income Taxes                                (19,410)      (13,050)      (10,860)
                                         ----------    ----------    ----------

          Net income                     $   27,935    $   19,017    $   17,745
                                         ==========    ==========    ==========

Basic Earnings Per Share                 $     0.75    $     0.55    $     0.53
                                         ==========    ==========    ==========

Diluted Earnings Per Share               $     0.73    $     0.54    $     0.53
                                         ==========    ==========    ==========

Weighted Average Shares
  Outstanding - Basic                        37,012        34,275        33,410
                                         ==========    ==========    ==========

Weighted Average Shares
  Outstanding - Diluted                      38,029        35,145        33,770
                                         ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

                                                                 2002          2001          2000
                                                              ----------    ----------    ----------
Net Income                                                    $   27,935    $   19,017    $   17,745

Other Comprehensive Income (Loss):
  Interest rate swap agreement fair market value adjustment          349          (732)           --
                                                              ----------    ----------    ----------

Comprehensive Income                                          $   28,284    $   18,285    $   17,745
                                                              ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

                                                                                       Accumulated
                                                Common Stock             Additional       Other
                                         ---------------------------      Paid-in     Comprehensive     Retained
                                         Shares Issued      Amount        Capital         Income        Earnings        Total
                                         -------------    ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1999                     32,893     $      329     $   21,034     $       --     $   61,451     $   82,814
  Exercise of stock options                       322              3          1,215             --             --          1,218
  Issuance of shares for business
    acquisition                                   515              5          2,944             --             --          2,949
  Issuance of common stock                          2             --             15             --             --             15
  Tax benefit on stock option exercises            --             --            379             --             --            379
  Net income                                       --             --             --             --         17,745         17,745
                                           ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 2000                     33,732            337         25,587             --         79,196        105,120
  Exercise of stock options                       422              4          1,994             --             --          1,998
  Issuance of shares in stock offering,
    net of offering costs of $2,517             2,679             27         41,203             --             --         41,230
  Issuance of common stock                          1             --             15             --             --             15
  Tax benefit on stock option exercises            --             --          1,048             --             --          1,048
  Other comprehensive loss                         --             --             --           (732)            --           (732)
  Net income                                       --             --             --             --         19,017         19,017
                                           ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 2001                     36,834            368         69,847           (732)        98,213        167,696
  Exercise of stock options                       310              3          2,021             --             --          2,024
  Issuance of common stock                          1             --             15             --             --             15
  Tax benefit on stock option exercises            --             --          1,638             --             --          1,638
  Other comprehensive loss                         --             --             --            349             --            349
  Net income                                       --             --             --             --         27,935         27,935
                                           ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 2002                     37,145     $      371     $   73,521     $     (383)    $  126,148     $  199,657
                                           ==========     ==========     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

                                                                   2002          2001          2000
                                                                ----------    ----------    ----------
Cash Flows From Operating Activities:
  Net income                                                    $   27,935    $   19,017    $   17,745
  Adjustments to reconcile net income to net cash provided
    by operating activities-
      Depreciation and amortization                                 22,887        18,417        19,131
      Write-off of investment in communications company                 --         5,679            --
      Non-cash compensation expense for issuance of
        common stock to certain members of board of directors           15            15            15
      Provision for allowance for doubtful accounts and
        notes receivable                                               613           470           668
      Deferred income taxes                                          9,280         3,225         5,815
      Interest rate swap agreement - fair value change                 349            --            --
      Tax benefit on stock option exercises                          1,638         1,048           379
      Changes in assets and liabilities:
        (Increase) decrease in trade receivables                    (9,200)        1,775        (4,954)
        Decrease (increase) in inventories and supplies                561        (1,113)         (151)
        Increase in prepaid expenses                                (1,689)       (2,946)       (3,449)
        Decrease (increase) in other assets                             75          (272)       (2,029)
        (Decrease) increase in accounts payable                       (363)       (2,287)          319
        Increase in accrued liabilities and claims accrual           3,386         3,138         1,059
                                                                ----------    ----------    ----------
               Net cash provided by operating activities            55,487        46,166        34,550
                                                                ----------    ----------    ----------
Cash Flows From Investing Activities:
  Purchases of property and equipment, net                         (41,811)      (30,378)      (33,965)
  Investment in communications company                                  --            --            --
  Investment in/advances to other companies                         (1,845)       (1,334)       (1,720)
  Cash received from business acquired                                  --            --         2,528
  Decrease (increase) in notes receivable                            1,366        (2,357)       (1,735)
                                                                ----------    ----------    ----------
               Net cash used in investing activities               (42,290)      (34,069)      (34,892)
                                                                ----------    ----------    ----------
Cash Flows From Financing Activities:
  (Payments) borrowings on line of credit, net                          --       (21,800)        4,963
  Proceeds from sale of notes receivable                                --            --        10,091
   Payments of long-term debt                                       (3,159)      (14,489)       (9,863)
  Payments of accounts payable - equipment                              --        (1,051)       (3,211)
  Proceeds from issuance of common stock                                --        43,747            --
  Payment of stock offering costs                                       --        (2,517)           --
  Proceeds from exercise of stock options                            2,024         1,998         1,218
                                                                ----------    ----------    ----------
               Net cash provided by (used in)
                 financing activities                               (1,135)        5,888         3,198
                                                                ----------    ----------    ----------

Net Increase in Cash and Cash Equivalents                           12,062        17,985         2,856

Cash and Cash Equivalents, beginning of year                        24,136         6,151         3,295
                                                                ----------    ----------    ----------

Cash and Cash Equivalents, end of year                          $   36,198    $   24,136    $    6,151
                                                                ==========    ==========    ==========
Supplemental Disclosures:
  Noncash investing and financing transactions:
    Equipment acquired included in accounts payable             $    4,274    $       --    $    1,051

  Cash flow information:
    Income taxes paid                                           $    8,581    $    7,482    $    6,264
    Interest paid                                                      996         2,489         4,037

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

     Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah; Gulfport, Mississippi; Kansas City, Kansas; Portland, Oregon and Memphis, Tennessee. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2002, 2001, and 2000, repairs and maintenance expense totaled approximately $9.8 million, $8.9 million and $6.1 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

     OTHER ASSETS - Other assets include:

                                                       2002            2001
                                                    ----------      ----------
                                                  (In thousands)  (In thousands)
     Investment in and related advances
       to Concentrek, Inc.                          $    3,620      $    1,774
     Investment in Knight Flight, LLC                    1,718           1,718
     Goodwill                                            8,434           8,434
     Other                                                 682             758
     Accumulated amortization                             (930)           (930)
                                                    ----------      ----------

                                                    $   13,524      $   11,754
                                                    ==========      ==========

     In April 1999, the Company acquired a 17% interest in Concentrek, Inc. ("Concentrek"). Through a limited liability company, the Company has loaned and invested a total of $3.6 million to Concentrek to fund start-up costs. Of the total loan amounts, $824,500 million is evidenced by a promissory note that is convertible into Concentrek's Class A Preferred Stock, and $2.6 million is evidenced by a promissory note which is personally guaranteed by Concentrek shareholders. Both loans are secured by a lien on Concentrek's assets. These loans are on parity with respect to their security. This investment is recorded at cost and Company's ownership percentage in this investment is less than 20% at December 31, 2002 and 2001 and the Company does not have significant influence over the operating decisions of that entity.

     In 1998 and 1999 the Company invested in a communications technology company. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. In August 2001, the investee announced changes to its strategic operations which caused the Company to evaluate the investment for impairment. During 2001, the Company elected to write-off this investment in accordance with its policy on evaluating the impairment of long-lived assets. The investee, subsequent to the Company writing-off the investment, filed for bankruptcy protection. This charge is reflected in other expense for the year-ended December 31, 2001, in the accompanying consolidated financial statements.

     In November 2000, the Company acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which purchased and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air

     Charter, L.L.C., an unaffiliated entity, which leases the aircraft on behalf of Knight Flight. The cost of the aircraft to Knight Flight was $8.9 million. The Company invested $1.7 million in Knight Flight to obtain a 19% interest in order to assure access to charter air travel for the Company's employees. The Company has no further financial commitments to Knight Flight. The remaining 81% interest in Knight Flight is owned by Randy, Kevin, Gary and Keith Knight, who have personally guaranteed the balance of the purchase price and to contribute any capital required to meet any cash short falls. The Company has a priority use right for the aircraft. This investment is accounted for on the equity method. According to terms under an operating agreement with Knight Flight, losses are first allocated to those members with the 81% ownership interest. Since Knight Flight has incurred losses to date, no adjustment has been made to the investment under the equity method of accounting.

     IMPAIRMENT OF LONG-LIVED ASSETS - SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be covered over the period of benefit.

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

     STOCK-BASED COMPENSATION - At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in
     Note 9. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as well all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31 (in thousands, except per share data):

                                                   2002       2001       2000
                                                 --------   --------   --------
     Net income, as reported                     $ 27,935     19,017     17,745
     Deduct total stock-based employee
     compensation expense determined under
     fair-value-based method for all rewards,
     net of tax                                      (682)       134       (417)
                                                 --------   --------   --------

     Pro forma net income                        $ 27,253     19,151     17,328
                                                 ========   ========   ========

     Diluted earnings per share - as reported    $   0.73       0.54       0.53
                                                 ========   ========   ========
     Diluted earnings per share - pro forma      $   0.72       0.54       0.51
                                                 ========   ========   ========

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

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company's three largest customers for each of the years 2002, 2001 and 2000, aggregated approximately 11%, 11% and 15% of revenues, respectively. Revenue from the Company's single largest customer represents approximately 4%, 4% and 7% of revenues for the years 2002, 2001, and 2000, respectively.

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

     EARNINGS PER SHARE - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computations for 2002, 2001, and 2000, are as follows (In thousands, except per share data):

                                 2002                                    2001                                 2000
                ------------------------------------   ------------------------------------   ------------------------------------
                Net Income      Shares     Per Share   Net Income      Shares     Per Share   Net Income      Shares     Per Share
                (numerator)  (denominator)   Amount    (numerator)  (denominator)   Amount    (numerator)  (denominator)   Amount
                -----------  -------------   -------   -----------  -------------   -------   -----------  -------------   -------
Basic EPS         $27,935        37,012      $   .75     $19,017        34,275      $   .55     $17,745        33,410      $   .53
                                             =======                                =======                                =======

Effect of stock
options                --         1,017                       --           870                       --           360
                  -------       -------                  -------       -------                  -------       -------

Diluted EPS       $27,935        38,029      $   .73     $19,017        35,145      $   .54     $17,745        33,770      $   .53
                  =======       =======      =======     =======       =======      =======     =======       =======      =======

     SEGMENT INFORMATION - Although the Company has ten operating segments, it has determined that it has one reportable segment. Nine of the segments are managed based on the regions of the United States in which each operates. Each of these segments have similar economic characteristics as they all provide short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in SFAS No. 131. As a result, the Company has determined that it is appropriate to aggregate its operating segments into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating segments as the Company's consolidated financial statements present its one reportable segment.

     DERVIATIVE AND HEDGING INFORMATION - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, " Accounting for Certain Derivative Instruments and Hedging Activities." This statement, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

     On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), on a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

     As of December 31, 2002 and 2001, the three agreements described above are stated at their fair market value, based on an option provided by the issuer of the agreements to dissolve the agreements for $750,000, which expires on April 10, 2003, and are included in accrued liabilities in the accompanying consolidated financial statements.

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144).

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS 142.

     Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets identified as having indefinite useful lives, the Company was required to test those intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment was measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. The results of this analysis did not require the Company to recognize an impairment loss.

     The Company identified its reporting units to be at the same level as the operating segments as of January 1, 2002. As of January 1, 2002, the Company had eight operating segments, however, these operating segments have been aggregated and reported as one reportable segment in accordance with the aggregation provisions of SFAS No. 131. In applying this same aggregation criteria, the Company determined that it had one reporting unit as of January 1, 2002 under SFAS No. 142. At January 1, 2002, the carrying value of the reporting unit goodwill was $7.5 million. The Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No.
     141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit exceeded its carrying amount and the Company was not required to recognize an impairment loss.

     Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because goodwill is no longer being amortized. Thus, the following transitional disclosure presents prior period net income and earnings per share, adjusted as shown below (in thousands, except per share data):

                                                              2001        2000
                                                            --------    --------
     Net income                                             $ 19,017    $ 17,745

     Add Back: amortization of goodwill, net of taxes*           653         276
                                                            --------    --------
     Adjusted net income                                    $ 19,670    $ 18,021
                                                            ========    ========
     Basic earnings per share                               $   0.55    $   0.53
     Add back: amortization of goodwill, net of taxes*          0.02        0.01
                                                            --------    --------
     Adjusted basic net earnings per share                  $   0.57    $   0.54
                                                            ========    ========
     Diluted earnings per share                             $   0.54    $   0.53
     Add back: amortization of goodwill, net of taxes*          0.02        0.01
                                                            --------    --------
     Adjusted diluted earnings per share                    $   0.56    $   0.54
                                                            ========    ========

     * Amortization of goodwill was non-deductible for income tax purposes, therefore, the tax component of the adjustment for amortization of goodwill is $0.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds Statement 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, Statement 44 is no longer necessary. SFAS No. 145 also amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's consolidated financial statements.

     RECLASIFICATIONS   -  Certain  amounts   included  in  the  2001  and  2000
     consolidated financial statements have been reclassified to conform with the 2002 presentation.

2.   ACQUISITION

The Company acquired the stock of a Mississippi-based truckload carrier during the quarter ended June 30, 2000. The acquired assets and assumed liabilities were recorded at their estimated fair values at the acquisition date in accordance with APB No. 16, BUSINESS COMBINATIONS. In conjunction with the acquisition, the Company issued 514,773 shares (after effect of two stock splits discussed previously) of common stock. These shares were valued at fair market value less a discount due to the restricted nature of these shares. The Company has completed its allocation of the purchase price; adjustments to the purchase price allocations did not have a material impact on the accompanying consolidated financial statements. Terms of the purchase agreement set forth conditions upon which an earn-out adjustment to the purchase price based upon future earnings may be necessary over a two-year period. The first year earn-out period was from April 1, 2000 to March 31, 2001. At the end of that period, an adjustment in the form of additional shares of the Company's common stock up to a maximum of 45,000 shares was possible, but did not occur. Along with these shares of stock, a cash bonus up to $495,000 was possible, but did not occur. The second, and final, year for an earn-out was for the period of April 1, 2001 to March 31, 2002. At the end of this period, an adjustment in the form of additional shares of the Company's stock up to a maximum of 60,000 shares was possible, but did not occur. Along with those shares of stock, a cash bonus up to $660,000 was possible, but did not occur.

3.   LINE OF CREDIT AND LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

                                                         2002        2001
                                                       --------    --------
     Note payable to financial institution with
     monthly principal and interest payments of
     $193 through October 2003; the note is
     unsecured with interest at a fixed rate
     of 5.75%                                          $  1,876    $  4,009

     Notes payable to a third party with a
     payment totaling $839 due in 2003. The note
     is secured by real property of the Company
     and has an imputed interest rate of 7.0%               839       1,865
                                                       --------    --------
                                                          2,715       5,874
     Less - current portion                              (2,715)     (3,159)
                                                       --------    --------

                                                       $     --    $  2,715
                                                       ========    ========

The Company maintains a $50.0 million revolving line of credit (see Note 6) with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus .625%). On February 13, 2003, the Company amended the revolving line of credit agreement to extend the maturity date from June 2003 to June 2004. During 2001, the Company entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. On November 7, 2001, the Company paid $762,500 to settle this swap agreement. The amount paid is included in other comprehensive loss and is being amortized to interest expense over the original 36-month term of the swap agreement. The available credit at December 31, 2002 under this line of credit is $31.1 million.

Under the terms of the line of credit and certain notes payable, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2002.

4.   INCOME TAXES

Income tax expense consists of the following (in thousands):

                                               2002       2001       2000
                                             --------   --------   --------
     Current income taxes:
       Federal                               $  7,849   $  7,952   $  4,119
       State                                    2,281      1,872        926
                                             --------   --------   --------

                                               10,130      9,824      5,045
                                             --------   --------   --------
     Deferred income taxes:
       Federal                                  7,656      2,649      4,652
       State                                    1,624        577      1,163
                                             --------   --------   --------

                                                9,280      3,226      5,815
                                             --------   --------   --------

                                             $ 19,410   $ 13,050   $ 10,860
                                             ========   ========   ========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

                                               2002       2001       2000
                                             --------   --------   --------
     Tax at the statutory rate (35%)         $ 16,571   $ 11,223   $ 10,072
     State income taxes, net of
       federal benefit                          1,749        826        537
     Non-deductible expenses                    1,081        897         --
     Other, net                                     9        104        251
                                             --------   --------   --------

                                             $ 19,410   $ 13,050   $ 10,860
                                             ========   ========   ========

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are as follows (in thousands):

                                                          2002       2001
                                                        --------   --------
     Short-term deferred tax assets:
       Claims accrual                                   $  3,764   $  3,157
       Capital loss carryforward                              --      1,952
       Other                                               1,041        972
                                                        --------   --------

                                                        $  4,805   $  6,081
                                                        --------   --------
     Short -term deferred tax liabilities:
       Prepaid expenses deducted for tax purposes         (1,377)    (1,224)
                                                        --------   --------

          Short-term deferred tax assets, net           $  3,428   $  4,857
                                                        ========   ========

     Long-term deferred tax liabilities:
       Property and equipment depreciation              $ 43,934   $ 36,093
       Other                                                 368        358
                                                        --------   --------

                                                        $ 44,302   $ 36,451
                                                        ========   ========

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

5.   COMMITMENTS AND CONTINGENCIES

     a.   PURCHASE COMMITMENTS

     As of December 31, 2002, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price, net of estimated trade-in values, of approximately $27.0 million for delivery throughout 2003. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

     b.   OTHER

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     On July 31, 2002, the Company reached a resolution of our litigation with Freightliner, L.L.C. ("Freightliner") through successful mediation. The Company initiated suit to protect its contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made by Freightliner. Of the net benefits recognized under the settlement agreement, the majority has been recognized as an adjustment to the basis of the tractors acquired from Freightliner, which will be depreciated over the estimated lives of the underlying equipment. In addition, Freightliner agreed to deliver 250 tractors under the settlement agreement.

     c.   OPERATING LEASES

     The Company leases certain revenue equipment under non-cancelable operating leases. Rent expense related to these lease agreements totaled approximately $9.4 million, $8.5 million and $3.7 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future lease payments under non-cancelable operating leases are as follows (in thousands):

          Year Ending
          December 31,                                         Amount
          ------------                                        --------
              2003                                            $  6,658
              2004                                               4,305
              2005                                               3,202
              2006                                                 431
                                                              --------

                                                              $ 14,596
                                                              ========

6.   CLAIMS ACCRUAL

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and worker's compensation. The Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $1.75 million per occurrence. Subsequent to December 31, 2002, the Company increased the self-insurance retention levels for personal injury and property damage liability, cargo liability, collision, comprehensive and worker's compensation to $2.0 million per occurrence. The maximum self-retention for a separate worker's compensation claim remains at $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies were increased subsequent to December 31, 2002, to provide for excess personal injury and property damage liability up to a total of $35.0 million from $30.0 million per occurrence and cargo liability, collision, comprehensive and worker's compensation coverage up to a total of $10.0 million per occurrence. The Company also maintains excess coverage for
employee   medical  expenses  and   hospitalization,   and  damage  to  physical
properties.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $6.7 million. These letters of credit reduce the available borrowings under the Company's line of credit (see Note 3).

7.   RELATED PARTY TRANSACTIONS

The Company leases land and facilities from a shareholder and director (the Shareholder), with monthly payments of $6,700. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense paid to the Shareholder under this lease was approximately $83,000 during 2002 and $81,000 during each of 2001 and 2000, respectively.

The Company paid approximately $50,000, $90,000 and $90,000 for certain of its key employees' life insurance premiums during 2002, 2001, and 2000, respectively. A portion of the premiums paid is included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

During 2002, 2001, and 2000, the Company purchased approximately $250,000, $1.1 million and $2.1million, respectively, of communications equipment and services from the communications technology company in which it formerly had an investment (see Note 1). Additionally, the Company had a receivable included in trade receivables for approximately $0 and $27,000 at December 31, 2002 and 2001, respectively, related to reimbursement of expenses.

During 2002 and 2001, the Company paid approximately $22,000 and $64,500, respectively, for legal services to a firm that employs a member of the Company's Board of Directors.

During 2002 and 2001, the Company paid approximately $326,000 and $620,000, respectively, for travel services for its employees to an aircraft company in which the Company has an investment (see Note 1).

The Company has a consulting agreement with a former employee, shareholder and officer of the Company to provide services related to marketing and consulting and paid this former employee approximately $50,000 each for 2002, 2001 and 2000, respectively.

Total Warehousing, Inc. (Total), a company owned by a shareholder and director of the Company provided general warehousing services to the Company in the amount of approximately $15,000, $5,000 and $33,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.   SHAREHOLDERS' EQUITY

In November 2001, the Company issued 2,678,907 shares of common stock at $16.33 (the Offering). The Offering consisted of 4,928,907 shares of common stock comprised of 2,678,907 of newly issued Company shares and 2,250,000 shares from existing shareholders. The net proceeds from the offering were $41.2 million after deducting offering costs of $2.5 million.

During 2002, 2001 and 2000, certain non-employee Board of Director members received their director fees of $5,000 each through the issuance of common stock in equivalent shares. The Company issued a total of 798, 1,200 and 1,998 shares of common stock to certain directors during 2002, 2001 and 2000, respectively.

9.   EMPLOYEE BENEFIT PLANS

     a.   1994 STOCK OPTION PLAN

     The Company established the 1994 Stock Option Plan (the Plan) with 3,675,000 shares of common stock reserved for issuance thereunder. The Plan will terminate on August 31, 2004. The Compensation Committee of the Board of Directors administers the 1994 Plan and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

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

     At December 31, 2002, there were 1,793,008 options granted under the plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002; risk free interest rate of 3.36%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.92%. The following weighted average assumptions were used for grants in 2001; risk free interest rate of 5.25%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.83%. The following weighted average assumptions were used for grants in 2000; risk free interest rate of 7.25%, expected life of six years, expected volatility of 45%, expected dividend rate of zero, and expected forfeitures of 3.04%.

                                                  2002                   2001                   2000
                                          --------------------   --------------------   ---------------------
                                                      Weighted               Weighted                Weighted
                                                       Average                Average                 Average
                                                      Exercise               Exercise                Exercise
                                           Options      Price     Options      Price     Options       Price
                                          ---------    -------   ---------    -------   ---------     -------
     Outstanding at beginning of year     1,940,570    $  7.52   1,922,022    $  6.16   1,822,918     $  5.72
       Granted                              313,750      19.01     643,573       9.89     495,900        6.42
       Exercised                           (303,725)      6.35    (421,576)      5.02    (322,553)       3.92
       Forfeited                           (157,587)      9.52    (203,449)      7.25     (74,243)       6.74
                                          ---------    -------   ---------    -------   ---------     -------

     Outstanding at end of year           1,793,008    $  9.58   1,940,570    $  7.52   1,922,022     $  6.16
                                          =========    =======   =========    =======   =========     =======

     Exercisable at end of year             599,932    $  6.39     385,704    $  8.55     591,485        4.69
                                          =========    =======   =========    =======   =========     =======

     Weighted average fair value of
       options granted during the period               $ 11.35                $  5.49                 $  3.50
                                                       =======                =======                 =======

     Options outstanding at December 31, 2002, have exercise prices between $3.56 and $22.87. There are 1,068,923 options outstanding with exercise prices ranging from $3.56 to $7.65 with weighted average exercise prices of $6.38 and weighted average remaining contractual lives of 6.8 years. There are 424,186 options outstanding with exercise prices ranging from $8.47 to $15.29 with weighted average exercise prices of $10.94 and weighted average contractual lives of 9.6 years. There are 299,899 options outstanding with exercise prices ranging from $16.07 to $22.87 with weighted average exercise prices of $19.06 and weighted average contractual lives of 9.4 years.

     b.   401(k) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2002, 2001, and 2000, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $150,000, $125,000 and $136,000 in 2002, 2001 and 2000,
     respectively.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

                                          Balance at                             Balance at
                                          Beginning    Expense                      End
                                          of Period    Recorded   Deductions     of Period
                                          ---------    --------   ----------     ---------
Allowance for doubtful accounts:
  Year ended December 31, 2002             $  1,132    $    537    $   (344)(1)   $  1,325
  Year ended December 31, 2001                1,121         456        (445)(1)      1,132
  Year ended December 31, 2000                  688         582        (149)(1)      1,121

Allowance for doubtful notes receivable:
  Year ended December 31, 2002                   66          76          --            142
  Year ended December 31, 2001                   81          14         (29)(1)         66
  Year ended December 31, 2000                  101          86        (106)(1)         81

Claims accrual:
  Year ended December 31, 2002                7,509      12,377      (9,467)(2)     10,419
  Year ended December 31, 2001                5,554      10,230      (8,275)(2)      7,509
  Year ended December 31, 2000                4,640       4,869      (3,955)(2)      5,554

(1)  Write-off of bad debts

(2)  Cash paid for claims and premiums