Form 10-Q
period 2003-03-31
KNIGHT TRANSPORTATION INC
filed 2003-05-14
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number: 0-24946

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 23, 2003 was 37,330,294 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of March 31, 2003
          and December 31, 2002                                                1

        Condensed Consolidated Statements of Income for the three
          months ended March 31, 2003 and March 31, 2002                       3

        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2003 and March 31, 2002                 4

        Notes to Condensed Consolidated Financial Statements                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            17

ITEM 4. CONTROLS AND PROCEDURES                                               18

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

ITEM 5. OTHER INFORMATION                                                     19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      19

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                     March 31,     December 31,
                                                       2003            2002
                                                     ---------      ---------
                                                    (unaudited)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $  33,584      $  36,198
   Accounts receivable, net                             39,798         40,356
   Notes receivable, net                                   952            956
   Inventories and supplies                              1,500          1,345
   Prepaid expenses                                     12,167          9,653
   Deferred tax asset                                    3,071          3,428
                                                     ---------      ---------

         Total current assets                           91,072         91,936
                                                     ---------      ---------
PROPERTY AND EQUIPMENT:
   Land and improvements                                14,626         14,158
   Buildings and improvements                           12,912         12,898
   Furniture and fixtures                                6,195          6,134
   Shop and service equipment                            2,065          1,975
   Revenue equipment                                   231,711        211,184
   Leasehold improvements                                1,127          1,049
                                                     ---------      ---------

                                                       268,636        247,398
   Less: Accumulated depreciation
           and amortization                            (74,964)       (70,505)
                                                     ---------      ---------

PROPERTY AND EQUIPMENT, net                            193,672        176,893
                                                     ---------      ---------
NOTES RECEIVABLE - long-term                             1,206          1,487
                                                     ---------      ---------
OTHER ASSETS                                            13,690         13,524
                                                     ---------      ---------

                                                     $ 299,640      $ 283,840
                                                     =========      =========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                     March 31,     December 31,
                                                       2003            2002
                                                     ---------      ---------
                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  11,120      $   7,749
  Accrued payroll                                        2,622          3,571
  Accrued liabilities                                    6,665          3,227
  Current portion of long-term debt                      1,322          2,715
  Claims accrual                                        11,626         10,419
                                                     ---------      ---------

    Total current liabilities                           33,355         27,681

LINE OF CREDIT                                          12,200         12,200
DEFERRED INCOME TAXES                                   46,088         44,302
                                                     ---------      ---------

    Total liabilities                                   91,643         84,183
                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 50,000 shares;
    none issued and outstanding                             --             --
  Common stock, $0.01 par value; authorized
    100,000 shares; 37,245 and 37,145 issued
    and outstanding at March 31, 2003 and
    December 31, 2002, respectively                        373            371
  Additional paid-in capital                            74,698         73,521
  Retained earnings                                    133,225        126,148
  Accumulated other comprehensive loss                    (299)          (383)
                                                     ---------      ---------

    Total shareholders' equity                         207,997        199,657
                                                     ---------      ---------

                                                     $ 299,640      $ 283,840
                                                     =========      =========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
REVENUE:
  Revenue, before fuel surcharge                           $ 73,551    $ 61,890
  Fuel surcharge                                              3,658         461
                                                           --------    --------

    Total revenue                                            77,209      62,351
                                                           --------    --------

OPERATING EXPENSES:
  Salaries, wages and benefits                               23,791      21,263
  Fuel                                                       14,228       8,980
  Operations and maintenance                                  4,688       3,402
  Insurance and claims                                        3,827       2,657
  Operating taxes and licenses                                2,126       1,871
  Communications                                                720         616
  Depreciation and amortization                               6,786       5,355
  Lease expense - revenue Equipment                           1,975       2,296
  Purchased transportation                                    5,512       4,879
  Miscellaneous operating Expenses                            1,703       1,622
                                                           --------    --------
                                                             65,356      52,941
                                                           --------    --------
  Income from operations                                     11,853       9,410
                                                           --------    --------
OTHER INCOME (EXPENSE):
  Interest income                                               136         219
  Interest expense                                             (202)       (266)
                                                           --------    --------
                                                                (66)        (47)
                                                           --------    --------
  Income before taxes                                        11,787       9,363

INCOME TAXES                                                 (4,710)     (3,810)
                                                           --------    --------
  Net income                                               $  7,077    $  5,553
                                                           ========    ========
Net income per common share and
  common share equivalent:
  Basic                                                    $   0.19    $   0.15
                                                           ========    ========
  Diluted                                                  $   0.19    $   0.15
                                                           ========    ========
Weighted average number of common shares
and common share equivalents outstanding:
  Basic                                                      37,192      36,894
                                                           ========    ========
  Diluted                                                    38,087      38,082
                                                           ========    ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $  7,077    $  5,553
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             6,786       5,355
    Non-cash compensation expense for issuance of
      common stock to certain members of board of
      directors                                                  18          10
    Provision for allowance for doubtful accounts
      and notes receivable                                      136          77
    Interest rate swap agreement - fair value change             84          89
    Tax benefit on stock option exercises                       567         135
    Deferred income taxes                                     2,143         661
Changes in assets and liabilities:
    Decrease (increase) in trade receivables                    426        (206)
    (Increase) decrease in inventories and supplies            (155)        121
    Increase in prepaid expenses                             (2,514)     (2,309)
    (Increase) decrease in other assets                         (66)         61
    Increase in accounts payable                                304         608
    Increase in accrued liabilities and claims accrual        3,696       3,623
                                                           --------    --------

    Net cash provided by operating activities                18,502      13,778
                                                           --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of property and equipment, net                 (20,498)     (2,244)
    Investment in/advances to other companies                  (100)       (350)
    Decrease in notes receivable, net                           281         297
                                                           --------    --------

    Net cash used in investing activities                   (20,317)     (2,297)
                                                           --------    --------

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:

  Payments on long-term debt                                 (1,393)     (1,548)
  Proceeds from exercise of stock options                       594         770
                                                           --------    --------

  Net cash used in financing activities                        (799)       (778)
                                                           --------    --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                           (2,614)     10,703
CASH AND CASH EQUIVALENTS,
  beginning of period                                        36,198      24,135
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $ 33,584    $ 34,838
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES:

  Noncash investing and financing transactions:
    Equipment acquired in accounts payable                 $  7,341    $     --

  Cash flow information:
    Income taxes paid                                      $    216    $    132
    Interest paid                                               169         218

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries, Knight Transportation Services, Inc. (formerly Knight Administrative Services, Inc.); Quad-K Leasing, Inc.; KTTE Holdings, Inc., QKTE Holdings, Inc.; Knight Management Services, Inc.; Knight Transportation South Central Ltd.; and KTeCom, L.L.C. All material inter-company items and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 2. STOCK-BASED COMPENSATION

Stock-Based Compensation - At March 31, 2003, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three month periods ended March 31 (in thousands, except per share data):

                                                          2003       2002
                                                        -------    -------
     Net income, as reported                            $ 7,077    $ 5,553
     Deduct total stock-based employee compensation
     expense determined under fair-value-based method
     for all rewards, net of tax                           (147)      (137)
                                                        -------    -------
     Pro forma net income                               $ 6,930    $ 5,416
                                                        =======    =======

     Diluted earnings per share - as reported           $  0.19    $  0.15
                                                        =======    =======
     Diluted earnings per share - pro forma             $  0.18    $  0.14
                                                        =======    =======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002; risk free interest rate 3.36%; expected life of six years; expected volatility of 52%; expected dividend yield rate of zero, and expected forfeitures of 3.92%.

NOTE 3. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002, is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Weighted average common
  shares outstanding - basic                                   37,192     36,894

Effect of stock options                                           895      1,188
                                                             --------   --------
Weighted average common
  share and common share
  equivalents outstanding - diluted                            38,087     38,082
                                                             ========   ========

Net income                                                   $  7,077   $  5,553
                                                             ========   ========
  Net income per common share and
  common share equivalent
    Basic                                                    $   0.19   $   0.15
                                                             ========   ========
    Diluted                                                  $   0.19   $   0.15
                                                             ========   ========

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income for the period was as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Net income                                                   $  7,077   $  5,553

Other comprehensive income:
Interest rate swap agreement - fair
market value adjustment                                            84         89
                                                             --------   --------

Comprehensive income                                         $  7,161   $  5,642
                                                             ========   ========

NOTE 5. SEGMENT INFORMATION

Although we have ten operating segments, we have determined that we have one reportable segment. Nine of the segments are managed based on regions in the United States in which we operate. Each of these segments have similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in Statement of Financial Accounting Standards (SFAS) No. 131. As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

In August and September 2000, and in July 2001, we entered into three agreements, respectively, which are designated as derivative contracts. These three contracts relate to the price of heating oil on the New York Merchantile Exchange ("NYMX") and were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. The three agreements described above are stated at their fair market value, based on an option provided by the issuer of the agreements to dissolve the agreements for $750,000, which expires on July 7, 2003.

During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding on our line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount is included in other comprehensive income and is being amortized to interest expense over the original 36-month term of the swap agreement.

NOTE 7. RECENTLY ADOPTED AND TO BE ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, recognition of costs to consolidate facilities or relocate employees and recognition of costs for termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The application of this interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation did not have a material effect on our consolidated financial statements.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for certain historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new strategies or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could" "expects," "anticipates'" and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed in the section entitled "Factors That May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K, which is by this reference incorporated herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

OVERVIEW

We are a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul in our ten operating regions. Over the past five years we have achieved substantial growth from $125.0 million in revenue, before fuel surcharge, and $13.3 million in net income in 1998 to $279.3 million in revenue, before fuel surcharge, and $27.9 million in net income in 2002. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

For the quarter ended March 31, 2003, our revenue, before fuel surcharge, increased 18.8% to $73.6 million from $61.9 million for the same quarter of 2002. Net income increased 27.4% to $7.1 million from $5.6 million, and net income per diluted share increased 26.7% to $0.19 from $0.15. The main factors contributing to the improvement were a 13.8% increase in average tractors and a 4.8% increase in revenue per tractor versus the 2002 quarter. We expanded our business geographically and increased our volume in existing territories. These factors more than offset higher costs of insurance, maintenance and fuel. We ended the quarter with $33.6 million in cash and $13.5 million in borrowings. Our shareholders' equity was $208.0 million.

NOTE REGARDING REVENUE AND EXPENSES

Our total revenue for the three months ended March 31, 2003, increased to $77.2 million from $62.4 million for the same period in 2002. Total revenue included $3.7 million of fuel surcharge revenue in the 2003 period and $461,000 of fuel surcharge revenue in the 2002 period. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge,) because we believe that eliminating this sometimes volatile source of revenue and expense affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute changes.

RESULTS OF OPERATIONS

Our revenue, before fuel surcharge, for the three months ended March 31, 2003, increased by 18.8% to $73.6 million from $61.9 million for the same period in 2002. The increase in revenue, before fuel surcharge, resulted primarily from a 13.7% increase in average tractors as we expanded our geographic coverage and increased our business in existing territories, as well as a 4.5% increase in revenue per average tractor. A significant increase in our revenue per tractor was accomplished from increased revenue per mile resulting from our sales efforts, a market that was more receptive to rate increases, and a lower percentage of non-revenue miles was partially offset by lower miles per tractor. Although it is our goal to improve revenue per mile over time, we do not expect our improvement in revenue per mile versus the same period last year to continue at the same level because we believe revenue per mile for the first half of 2002 was at a low base.

Salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 32.3% for the three months ended March 31, 2003, from 34.4% for the same period in 2002. This decrease was primarily the result of an increase in revenue per mile, which increased the revenue generated per tractor without an increase in the miles for which our drivers were compensated. Our cost of health and workers' compensation programs, which are included in salaries, wages, and benefits, remained relatively constant as a percentage of revenue between the two periods.

Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 14.4% for the three months ended March 31, 2003, from 13.8% for the same period in 2002. This increase was primarily the result of higher fuel costs per gallon. Independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.4% for the three months ended March 31, 2003 from 5.5% for the same period in 2002. This increase resulted from increased tire expenses and increased maintenance expenses due to the aging of our fleet, along with the increase in the ratio of Company operated vehicles to independent contractor operated vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.2% for the three months ended March 31, 2003, from 4.3% for the same period in 2002. The primary reasons for these increases were higher insurance premiums and an increase in our self-insurance retention level. Based on our current insurance policies and experience, and excluding any catastrophic events, we expect our insurance and claims expense to be approximately 4.7% to 5.3% of revenue, before fuel surcharge, for the next several quarters.

Operating taxes and licenses as a percentage of revenue, before fuel surcharge, for the three months ended March 31, 2003, remained essentially constant at 2.9% compared to 3.0% for the same period in 2002.

Communications expense as a percentage of revenue, before fuel surcharge, remained at 1.0% for the three months ended March 31, 2003 and for the same period in 2002.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 9.2% for the three months ended March 31, 2003, from 8.7% for the same period in 2002. This increase was primarily related to the increase in the ratio of purchased vehicles as a percentage of total vehicles in our fleet. Our total fleet includes purchased vehicles, vehicles acquired under operating lease agreements, and vehicles provided by independent contractors.

Lease expense - revenue equipment as a percentage of revenue, before fuel surcharge, was 2.7% for the three months ended March 31, 2003 compared to 3.7% for the same period in 2002. This decrease was primarily due to the increase in purchased vehicles as a percentage of total vehicles in our fleet, as discussed above.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 7.5% for the three months ended March 31, 2003, from 7.9% for the same period in 2002. This decrease was primarily due to the growth of our Company fleet. Our independent contractors provided 9.8% of our total fleet at March 31, 2003, compared to 10.3% for the same period in 2002. Independent contractors pay their own expenses and are compensated at a fixed rate per mile.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.3% for the three months ending March 31, 2003 compared to 2.6% for the same period in 2002. The decrease was primarily the result of increased revenue.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the three months ended March 31, 2003, was 83.9% compared to 84.8% for the same period in 2002.

For the three months ended March 31, 2003, and for the same period in 2002, net interest expense remained at 0.1% as a percentage of revenue, before fuel surcharge.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 9.6% for the three months ended March 31, 2003, compared to 9.0% for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations and our line of credit. Net cash provided by operating activities was approximately $18.5 million for the first three months of 2003, compared to $13.8 million for the corresponding period in 2002.

Net cash used in investing activities totaled 20.3 million for the first three months of 2003 compared to $2.3 million for the same period in 2002. The increase was the result of an increase in delivery or payment for revenue equipment in the 2003 period, compared to the 2002 period. The 2002 period was an unusually low period for deliveries for us.

Net cash used in financing activities remained consistent at approximately $0.8 million for the first three months of 2003 and for the same period in 2002. Net cash used in financing activities during the first three months of 2003 and 2002 was primarily for the payment of long-term debt.

We maintain a line of credit totaling $50.0 million. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at March 31, 2003. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an applicable margin, or the prime rate. Borrowings under the line of credit amounted to $12.2 million at March 31, 2003. The line of credit expires in July 2004. The line of credit contains a letter of credit subfacility that directly reduces available borrowing. At March 31, 2003, the letter of credit subfacility was $10.0 million.

Through our subsidiaries, we have entered into lease agreements under which we lease revenue equipment. The total amount outstanding under these agreements as of March 31, 2003, was $10.9 million, with $5.1 million due in the next 12 months.

As of March 31, 2003, we held $33.6 million in cash and cash equivalents. We believe we will be able to finance our near term needs for working capital, as well as acquisitions of revenue equipment, with cash flows from operations, borrowings available under the line of credit, and operating lease financing believed to be available to finance revenue equipment. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and several other factors over which we have limited control, as well as our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies include revenue recognition, insurance and claims reserves, depreciation and amortization, valuation of long-lived assets and accounting for income taxes. For additional information, please refer to the discussion of Critical Accounting Policies contained in our most recent annual report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and in the footnotes to our consolidated financial statements, particularly note 1. There have been no significant changes in our Company's critical accounting policies during the first quarter of 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by fuel surcharges and increases in freight rates, and the resale value of revenue equipment, could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

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

INSURANCE. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2002, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $1.75 million per occurrence. We were self-insured for workers' compensation up to a maximum limit of $500,000 per occurrence. In the first quarter of 2003, we amended our self-insurance retention levels to a combined $2.0 million for personal injury and property damage liability, cargo liability, collision, comprehensive and worker's compensation per occurrence. Our maximum self-retention for workers' compensation where a traffic accident is not involved remains $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Following changes made in the first quarter of 2003, our insurance policies now provide for excess personal injury and property damage liability up to a total of $35.0 million per occurrence, compared to $30.0 million per occurrence for 2002, and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage policies also include coverage for punitive damages where such coverage is allowed.

If the number of claims for which we are self-insured increases, our operating results could be adversely affected. After several years of aggressive pricing in the 1990s, insurance carriers raised premiums which increased our insurance and claims expense. The terrorist attacks of September 11, 2001, exacerbated already difficult conditions in the United States insurance market resulting in additional increases in our insurance expenses. If these expenses continue to increase, or if the severity or number of claims increase or exceed our self-retention limits, and if we are unable to offset the resulting increases with higher freight rates, our earnings could be materially and adversely affected.

REVENUE EQUIPMENT. Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

In the past we have acquired new tractors and trailers at favorable prices, including agreements with the manufacturers to repurchase the tractors from us at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed, effective October 1, 2002, by the EPA and eliminate or sharply reduce the price of repurchase commitments.

Our business plan and current contract take into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the EPA. The cost of operating new engines is expected to be somewhat higher than the cost of operating older engines. If new equipment prices were to increase more than anticipated, or if the price of repurchase commitments were to decrease or fail to be honored by equipment manufacturers, we may be required to increase our depreciation and financing costs, write down the value of used equipment, and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. If our resulting cost of revenue equipment were to increase, and/or prices of used revenue equipment were to decline, our operating costs could increase, which could materially and adversely affect our earnings and cash flows, if we are unable to obtain commensurate rate increases or cost savings.

REGIONAL OPERATIONS. Currently, a significant portion of our business is concentrated in the Arizona and California markets and a general economic decline or a natural disaster in either of these markets could have a materially adverse effect on our growth and profitability. If we do not continue to be successful at deriving a more significant portion of our revenues from markets throughout the United States, our growth and profitability could be materially and adversely affected by general economic declines or natural disasters in those markets.

In addition to our headquarters in Phoenix, Arizona, we have established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; and Memphis, Tennessee, in order to serve markets in these regions. Additionally, we established operations in Atlanta, Georgia, subsequent to March 31, 2003. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth of our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

INFLATION. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2002 and the first three months of 2003, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We also have periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation could continue during 2003 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges.

DRIVER RETENTION. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a materially adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

SEASONALITY. In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, our revenue has not shown any significant seasonal pattern. Because we have significant operations in Arizona, California and the western United States, winter weather generally has not adversely affected our business. The continued expansion of our operations throughout the United States could expose us to greater operating variances due to seasonal weather in these regions. Shortage of energy issues in California and elsewhere in the Western United States could result in an adverse effect on our operations and demand for our services should these shortages continue or increase. This risk may exist in the other regions in which we operate, depending upon availability of energy.

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

STOCK PRICE VOLATILITY. The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in our anticipated or actual results of operations or in the anticipated or actual results of operations of other companies in the transportation industry, changes in conditions affecting the economy generally, including incidents of military action or terrorism, analyst reports, general trends in the industry, sales of common stock by insiders, as well as other factors unrelated to our operating results. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares.

INVESTMENTS. We have invested in and/or loaned to Concentrek, Inc., ("Concentrek") a transportation logistics company $3.7 million on a secured basis. Of this $3.7 million, $2.6 million is personally guaranteed by members of the Knight family. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. If Concentrek's financial position does not continue to improve, or if it is unable to raise additional capital, we could be forced to write down all or part of this investment.

For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and from changes in commodity prices. Under Financial Accounting Reporting Release Number 48, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have determined that market risk for interest rates and currency fluctuations are not material because of our low level of debt and because all of our transactions are in Unites States dollars. We have not used derivative instruments for speculation or trading. We have elected to make the disclosures concerning commodity price risk using a sensitivity analysis approach, based on hypothetical changes in commodity prices.

COMMODITY PRICE RISK. We are subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always offset the increase in the cost of diesel fuel.

We are party to three contracts relating to the price of heating oil on the New York Merchantile Exchange ("NYMX") that we entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any twelve months between April 1, 2003 and March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At May 5, 2003, the price of heating oil on the NYMX was $0.70 for June 2003 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the contracts would be approximately $1.0 million. However, our net savings on fuel costs from lower contracts would be approximately $700,000 after taking the loss on the contracts into consideration. We have valued these items at fair value in the accompanying March 31, 2003, condensed consolidated financial statements.

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

The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------

     Exhibit 3      Articles of Incorporation and Bylaws

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

          (3.21) Amendment to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 6, 2003.)

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

     Exhibit 11     Schedule   of   Computation   of  Net   Income   Per   Share
                    (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended March 31, 2003.)

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2003, the Company filed with, or furnished to, the Securities and Exchange Commission (the "Commission") the following Current Reports on Form 8-K:

Current Report on Form 8-K dated February 6, 2003 (filed with the Commission on February 10, 2003) reporting an adoption of an amendment to the Company's Bylaws and announcing the date of the Company's Annual Meeting of Shareholders;

Current Report on Form 8-K dated March 14, 2003 (filed with the Commission on March 14, 2003) reporting that the Company's President and Chief Executive Officer and Chief Financial Officer had provided to the Commission the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the filing of the Company's Annual Report on Form 10-K;

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: May 12, 2003                      By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer, in his
                                            capacity as such and on behalf of
                                            the registrant


Date: May 12, 2003                      By: /s/ Timothy Kohl
                                            ------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer, in his
                                            capacity as such and on behalf of
                                            the registrant

                                 CERTIFICATIONS

I, Kevin P. Knight, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                      /s/ Kevin P. Knight
                                        ----------------------------------------
                                        Kevin P. Knight
                                        Chief Executive Officer

I, Timothy M. Kohl, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                      /s/ Timothy M. Kohl
                                        ----------------------------------------
                                        Timothy M. Kohl
                                        Chief Financial Officer