Form 10-Q
period 2003-06-30
KNIGHT TRANSPORTATION INC
filed 2003-07-29
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________


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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 11, 2003 was 37,373,650 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2003
            and December 31, 2002                                          1

          Condensed Consolidated Statements of Income for the Three
            Months and Six Months Ended June 30, 2003 and June 30, 2002    3

          Condensed Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2003 and June 30, 2002                   4

          Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      18

ITEM 4.   CONTROLS AND PROCEDURES                                         19

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                       20

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                 20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             20

ITEM 5.   OTHER INFORMATION                                               21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                21

SIGNATURES                                                                24

CERTIFICATIONS                                                            25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
                                                   (unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                        $     37,190    $     36,198
  Accounts receivable, net of allowance
    for doubtful accounts of $1,659 and
    $1,325, respectively                                 41,658          40,356
  Notes receivable, net                                     976             956
  Inventories and supplies                                1,360           1,345
  Prepaid expenses                                       10,005           9,653
  Deferred tax asset                                      4,701           3,428
                                                   ------------    ------------

        Total current assets                             95,890          91,936
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Land and improvements                                  14,626          14,158
  Buildings and improvements                             12,917          12,898
  Furniture and fixtures                                  6,289           6,134
  Shop and service equipment                              2,088           1,975
  Revenue equipment                                     236,258         211,184
  Leasehold improvements                                  1,162           1,049
                                                   ------------    ------------

                                                        273,340         247,398
  Less: Accumulated depreciation
          and amortization                              (75,715)        (70,505)
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net                             197,625         176,893
                                                   ------------    ------------
NOTES RECEIVABLE - long-term                                602           1,487
                                                   ------------    ------------
OTHER ASSETS                                             13,062          13,524
                                                   ------------    ------------

                                                   $    307,179    $    283,840
                                                   ============    ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                    June 30,       December 31,
                                                      2003             2002
                                                   ------------    ------------
                                                   (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $      6,578    $      7,749
  Accrued payroll                                         3,099           3,571
  Accrued liabilities                                     5,158           3,227
  Line of credit                                         12,200              --
  Current portion of long-term debt                         761           2,715
  Claims accrual                                         13,286          10,419
                                                   ------------    ------------

  Total current liabilities                              41,082          27,681

LINE OF CREDIT                                               --          12,200
DEFERRED INCOME TAXES                                    47,381          44,302
                                                   ------------    ------------

  Total liabilities                                      88,463          84,183
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
    authorized 50,000 shares,
    none issued and outstanding                              --              --
  Common stock, $0.01 par value;
    authorized 100,000 shares;
    37,373 and 37,145 shares issued
    and outstanding at June 30, 2003 and
    and December 31, 2002, respectively                     374             371
  Additional paid-in capital                             76,383          73,521
  Retained earnings
  Accumulated other comprehensive loss                  142,175         126,148
                                                           (216)           (383)
                                                   ------------    ------------

         Total shareholders' equity                     218,716         199,657
                                                   ------------    ------------

                                                   $    307,179    $    283,840
                                                   ============    ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                         ------------------------    ------------------------
                                            2003          2002          2003          2002
                                         ----------    ----------    ----------    ----------
REVENUE
  Revenue, before fuel surcharge         $   81,790    $   68,307    $  155,341    $  130,197
  Fuel surcharge                              3,319         1,509         6,977         1,970
                                         ----------    ----------    ----------    ----------

     Total revenue                           85,109        69,816       162,318       132,167
                                         ----------    ----------    ----------    ----------
OPERATING EXPENSES:
     Salaries, wages and benefits            26,398        22,938        50,189        44,200
     Fuel                                    13,638        10,729        27,866        19,709
     Operations and maintenance               5,033         4,083         9,721         7,485
     Insurance and claims                     4,274         3,017         8,101         5,674
     Operating taxes and licenses             2,289         1,914         4,415         3,784
     Communications                             747           557         1,467         1,173
     Depreciation and amortization            7,266         5,523        14,052        10,878
     Lease expense - revenue equipment        1,948         2,304         3,923         4,600
     Purchased transportation                 6,542         5,648        12,054        10,528
     Miscellaneous operating expenses         2,016         1,788         3,719         3,410
                                         ----------    ----------    ----------    ----------
                                             70,151        58,501       135,507       111,441
                                         ----------    ----------    ----------    ----------

     Income from operations                  14,958        11,315        26,811        20,726
                                         ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSE):
     Interest income                            173           236           309           455
     Interest expense                          (181)         (247)         (383)         (513)
                                         ----------    ----------    ----------    ----------

                                                 (8)          (11)          (74)          (58)
                                         ----------    ----------    ----------    ----------

     Income before taxes                     14,950        11,304        26,737        20,668

INCOME TAXES                                 (6,000)       (4,600)      (10,710)       (8,410)
                                         ----------    ----------    ----------    ----------

     Net income                          $    8,950    $    6,704    $   16,027    $   12,258
                                         ==========    ==========    ==========    ==========
Net income per common share and
common share equivalent:
          Basic                          $     0.24    $     0.18    $     0.43    $     0.33
                                         ==========    ==========    ==========    ==========
          Diluted                        $     0.23    $     0.18    $     0.42    $     0.32
                                         ==========    ==========    ==========    ==========
Weighted average number of common
shares and common share equivalents
outstanding:
          Basic                              37,334        36,975        37,263        36,948
                                         ==========    ==========    ==========    ==========
          Diluted                            38,228        38,060        38,165        38,082
                                         ==========    ==========    ==========    ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                             $   16,027    $   12,258
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation and amortization
  Non-cash compensation expense for issuance of            14,052        10,878
    stock to certain members of board of directors             18            10
  Allowance for doubtful accounts                             314           190
  Interest rate swap agreement - fair value change            167           177
  Tax benefit from exercise of stock options                1,400           497
  Deferred income taxes                                     1,806          (346)
Changes in assets and liabilities:
  Increase in trade receivables                            (1,636)       (2,144)
  (Increase) decrease in inventories and supplies             (15)          551
  Increase in prepaid expenses                               (352)         (862)
  (Increase) decrease in other assets                        (925)           37
  Increase in accounts payable                              1,970           321
  Increase in accrued liabilities and claims accrual        4,326         7,212
                                                       ----------    ----------

  Net cash provided by operating activities                37,152        28,779
                                                       ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of property and equipment, net                 (37,925)      (12,725)
  Investment in/advances to other companies                  (213)         (650)
  Cash received from advance to other company               1,600            --
  Decrease in notes receivable, net                           885            29
                                                       ----------    ----------

  Net cash used in investing activities                   (35,653)      (13,346)
                                                       ----------    ----------

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                 (IN THOUSANDS)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES:

  Payments on long-term debt                               (1,954)       (2,077)
  Proceeds from exercise of stock options                   1,447         1,345
                                                       ----------    ----------

  Net cash used in financing activities                      (507)         (732)
                                                       ----------    ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                            992        14,701
CASH AND CASH EQUIVALENTS,
  Beginning of period                                      36,198        24,136
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, end of period               $   37,190    $   38,837
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURES:

  Noncash investing and financing transactions:
    Equipment acquired in accounts payable             $    1,133    $      -0-

  Cash Flow Information:
    Income taxes paid                                  $    6,593    $    3,995
    Interest paid                                             214           453

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material inter-company balances and transactions have been eliminated in consolidation.

The condensed  consolidated  financial  statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 2. STOCK BASED COMPENSATION

Stock-Based Compensation - At June 30, 2003, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                              ------------------------    ------------------------
                                                 2003          2002          2003          2002
                                              ----------    ----------    ----------    ----------
Net income, as reported                       $    8,950    $    6,704    $   16,027    $   12,258

Deduct total stock-based compensation
  expense determined under fair-value
  based method for all rewards, net of tax          (151)         (165)         (302)         (330)
                                              ----------    ----------    ----------    ----------

Pro forma net income                          $    8,799    $    6,539    $   15,725    $   11,928
                                              ==========    ==========    ==========    ==========

  Diluted earnings per share:
          As reported                         $     0.23    $     0.18    $     0.42    $     0.32
                                              ==========    ==========    ==========    ==========
          Pro forma                           $     0.23    $     0.17    $     0.41    $     0.31
                                              ==========    ==========    ==========    ==========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003; risk free interest rate 3.36%; expected life of six years; expected volatility of 51%; expected dividend yield rate of zero, and expected forfeitures of 4.27%. The following weighted average assumptions were used for grants in 2002; risk free interest rate 3.36%; expected life of six years; expected volatility of 52%; expected dividend yield rate of zero, and expected forfeitures of 3.04%.

NOTE 3. NET INCOME PER SHARE

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2003 and 2002 was as follows: (in thousands, except per share data)

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------
Weighted average common
  shares outstanding - Basic              37,334        36,975        37,263        36,948

Effect of stock options                      894         1,085           902         1,134
                                      ----------    ----------    ----------    ----------

Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                                 38,228        38,060        38,165        38,082
                                      ==========    ==========    ==========    ==========

Net income                            $    8,950    $    6,704    $   16,027    $   12,258
                                      ==========    ==========    ==========    ==========

  Net income per common share and
  common share equivalent
          Basic                       $     0.24    $     0.18    $     0.43    $     0.33
                                      ==========    ==========    ==========    ==========
          Diluted                     $     0.23    $     0.18    $     0.42    $     0.32
                                      ==========    ==========    ==========    ==========

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 was as follows (in thousands):

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------
Net Income                            $    8,950    $    6,704    $   16,027    $   12,258

Other comprehensive income:
Interest rate swap agreement - fair
  market value adjustment                     83            88           167           177
                                      ----------    ----------    ----------    ----------

Comprehensive income                  $    9,033    $    6,792    $   16,194    $   12,435
                                      ==========    ==========    ==========    ==========

NOTE 5. SEGMENT INFORMATION

Although we have eleven operating segments, we have determined that we have one reportable segment. Ten of the segments are managed based on regions in the United States in which we operate. Each of these segments has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each segment exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining segment is not reported because it does not meet the materiality thresholds in Statement of Financial Accounting Standards (SFAS) No. 131. As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, we discontinue hedge accounting prospectively.

In August and September 2000, and in July 2001, we entered into three agreements, respectively, which are designated as derivative contracts. These three contracts relate to the price of heating oil on the New York Merchantile Exchange ("NYMX") and were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. The three agreements described above are stated at their fair market value in the accompanying condensed consolidated financial statements.

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

In April, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. We do not expect this statement to have a material effect on our consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. We did not enter into any financial instruments within the scope of the SFAS No. 150 during June 2003.

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

For the quarter ended June 30, 2003, our revenue, before fuel surcharge, increased 19.7% to $81.8 million from $68.3 million for the same quarter of 2002. Net income increased 33.5% to $8.9 million from $6.7 million, and net income per diluted share increased to $0.23 from $0.18. The main factors contributing to the improvement were a 15.9% increase in average tractors and a 3.3% increase in revenue per tractor versus the 2002 quarter. We expanded our business geographically and increased our volume in existing territories. These factors more than offset higher costs of insurance, maintenance and fuel. We ended the quarter with $37.2 million in cash and $13.0 million in borrowings. Our shareholders' equity was $218.7 million.

NOTE REGARDING REVENUE AND EXPENSES

Our total revenue for the three months ended June 30, 2003, increased to $85.1 million from $69.8 million for the same period in 2002. Total revenue included $3.3 million of fuel surcharge revenue in the 2003 period and $1.5 million of fuel surcharge revenue in the 2002 period. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge,) because we believe that eliminating this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute changes.

RESULTS OF OPERATIONS

Our revenue, before fuel surcharge, for the six months ended June 30, 2003, increased by 19.3% to $155.3 million from $130.2 million for the same period in 2002. For the three months ended June 30, 2003, revenue, before fuel surcharge, increased by 19.7% to $81.8 million from $68.3 million for the same period in 2002. The increase in revenue, before fuel surcharge, for the first six months of 2003 resulted primarily from a 14.9% increase in average tractors as we expanded our geographic coverage and increased our business in existing territories, as well as a 3.8% increase in revenue per average tractor. A significant increase in our revenue per tractor was accomplished from increased revenue per mile resulting from our sales efforts and a market that was more receptive to rate increases. Although it is our goal to improve revenue per mile over time, we do not expect our improvement in revenue per mile versus the same period last year to continue at the same level because we believe revenue per mile for the first half of 2002 was at a low base.

Salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 32.3% for the six months ended June 30, 2003, from 33.9% for the same period in 2002. For the three months ended June 30, 2003, salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 32.3% from 33.6% for the same period in 2002. These decreases were primarily the result of increased revenue per mile, which increased the revenue generated per tractor without an increase in the miles for which our drivers were compensated. Our cost of health insurance and worker's compensation programs, which are included in salaries, wages and benefits, remained relatively constant as a percentage of revenue between the two periods.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue, before fuel surcharge, to 13.4% for the six months ended June 30, 2003, compared to 13.6% for the same period in 2002. For the three months ended June 30, 2003, fuel expense as a percentage of revenue, before fuel surcharge, decreased to 12.6% from 13.5% for the same period in 2002. These decreases were primarily the result of increases in revenue per mile. Independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.3% for the six months ended June 30, 2003 from 5.7% for the same period in 2002. For the three months ended June 30, 2003, operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.2% compared to 6.0% for the same period in 2002. These increases were primarily due to increased tire expenses and increased maintenance expenses due to the aging of our fleet.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.2% for the six months ended June 30, 2003, from 4.4% for the same period in 2002. For the three months ended June 30, 2003, insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.2% from 4.4% for the same period in 2002. The primary reasons for these increases were higher insurance premiums and an increase in our self-insurance retention level. Based on our current insurance policies and experience, and assuming the absence of any catastrophic events, we expect our insurance and claims expense to be approximately 4.7% to 5.3% of revenue, before fuel surcharge, for the next several quarters.

Operating taxes and licenses decreased as a percentage of revenue, before fuel surcharge, to 2.8% for the six months ended June 30, 2003, from 2.9% for the same period in 2002. These decreases were primarily due to increase in revenue per mile. For the three months ended June 30, 2003, operating taxes and licenses as a percentage of revenue, before fuel surcharge, remained relatively consistent at 2.8% for both the 2003 and 2002 periods.

Communications expense as a percentage of revenue, before fuel surcharge, for both the six months and three months ended June 30, 2003, remained relatively consistent with the same periods in 2002, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 9.0% for the six month period ended June 30, 2003, from 8.4% for the same period in 2002. For the three months ended June 30, 2003, depreciation and amortization increased as a percentage of revenue, before fuel surcharge, to 8.9% from 8.1% for the same period in 2002. These increases were primarily related to the increase in the ratio of purchased vehicles as a percentage of total vehicles in our fleet. Our total fleet includes purchased vehicles, vehicles acquired under operating lease agreements, and vehicles provided by independent contractors.

Lease Expense - revenue equipment as percentage of revenue, before fuel surcharge, was 2.5% for the six months ended June 30, 2003, compared to 3.5% for the same period in 2002. For the three months ended June 30, 2003 Lease Expense
- revenue equipment as a percentage of revenue, before fuel surcharge, was 2.4% compared to 3.4% for the same period in 2002. These decreases were primarily due to the increase in purchased vehicles as a percentage of total vehicles in our fleet, as discussed above.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 7.8% for the six months ended June 30, 2003, from 8.1% for the same period in 2002. For the three months ended June 30, 2003, purchased transportation as a percentage of revenue, before fuel surcharge, decreased to 8.0% from 8.3% for the same period in 2002. These decreases were due to the increase in revenue per mile. Our independent contractors provided 10.3% of our total fleet at June 30, 2003, compared to 10.2% for the same period in 2002. Independent contractors pay their own expenses and are compensated at a fixed rate per mile.

Miscellaneous operating expenses decreased as a percentage of revenue, before fuel surcharge, to 2.4% for the six months ended June 30, 2003, from 2.6% for the same period in 2002. For the three months ended June 30, 2003, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.5% from 2.6% for the same period in 2002. These decreases as a percentage of revenue were attributable to higher revenue per tractor, which more efficiently spread these costs over greater revenue.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the six months ended June 30, 2003, decreased to 82.7% from 84.1% for the same period in 2002. Our operating ratio decreased to 81.7% for the three months ended June 30, 2003, compared to 83.4% for the same period in 2002.

For the six months and three months ended June 30, 2003, net interest expense as a percentage of revenue, before fuel surcharge, remained at less than 0.1%, consistent with net interest expense levels for the same periods in 2002.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting. Our effective tax rate declined from 40.7% to 40.0% from the 2002 periods to the 2003 periods as a result of certain tax management techniques.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 10.3% for the six months ended June 30, 2003, compared to 9.4% for the same period in 2002. For the three months ended June 30, 2003, net income as a percentage of revenue, before fuel surcharge, was 10.9%, compared to 9.8% for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations and our line of credit. Net cash provided by operating activities was approximately $37.2 million for the first six months of 2003, compared to $28.8 million for the corresponding period in 2002.

Net cash used in investing activities totaled $35.7 million for the first six months of 2003 compared to $13.3 million for the same period in 2002. The increase was the result of an increase in delivery and payment for revenue equipment in the 2003 period, compared to the 2002 period. The 2002 period was an unusually low period for us with respect to deliveries of revenue equipment. We expect our capital expenditures, net of dispositions, to be approximately $20.0 million for the remainder of 2003.

Net cash used in financing activities remained relatively consistent at approximately $0.5 million for the first six months of 2003, compared to $0.7 for the same period in 2002. Net cash used in financing activities during the first six months of 2003 and 2002 was primarily for the payment of long-term debt.

We maintain a line of credit totaling $50.0 million. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at June 30, 2003. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an applicable margin, or the prime rate. Borrowings under the line of credit amounted to $12.2 million at June 30, 2003. The line of credit expires in June 2004. The line of credit contains a letter of credit subfacility of $10.0 million that directly reduces available borrowing. At June 30, 2003, the total amount of issued but unused letters of credit was $8.4 million.

Through our subsidiaries, we have entered into lease agreements under which we lease revenue equipment. The total amount outstanding under these agreements as of June 30, 2003, was $9.7 million, with $4.9 million due in the next 12 months.

As of June 30, 2003, we held $37.2 million in cash and cash equivalents. We believe we will be able to finance our near term needs for working capital, as well as acquisitions of revenue equipment, with cash flows from operations, borrowings available under our line of credit or other sources, and operating lease financing believed to be available to finance revenue equipment. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and several other factors over which we have limited control, as well as our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies include revenue recognition, insurance and claims reserves, depreciation and amortization, valuation of long-lived assets and accounting for income taxes. For additional information, please refer to the discussion of Critical Accounting Policies contained in our most recent annual report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and in the footnotes to our consolidated financial statements, particularly note 1. There were no significant changes in our critical accounting policies during the first six months of 2003.

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

INSURANCE. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2002, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $1.75 million per occurrence. We were self-insured for workers' compensation up to a maximum limit of $500,000 per occurrence. In the first quarter of 2003, we amended our self-insurance retention levels to a combined $2.0 million for personal injury and property damage liability, cargo liability, collision, comprehensive and workers'
compensation per occurrence. Our maximum self-retention for workers' compensation where a traffic accident is not involved remains $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Following changes made in the first quarter of 2003, our insurance policies now provide for excess personal injury and property damage liability up to a total of $35.0 million per occurrence, compared to $30.0 million per occurrence for 2002, and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage policies also include coverage for punitive damages where such coverage is allowed.

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

In the past we have acquired new tractors and trailers at favorable prices, including agreements with the manufacturers to repurchase the tractors from us at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to the terms of our agreements with them. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements imposed, effective October 1, 2002, by the EPA, and have eliminated or sharply reduced the price of repurchase commitments.

Our business plan takes into account new equipment price increases due to engine design requirements imposed effective October 1, 2002, by the EPA, and potentially lower equipment repurchase prices. If new equipment prices were to increase more than anticipated, or if the price of repurchase commitments were to decrease or fail to be honored by equipment manufacturers, we may be required to increase our depreciation and financing costs, write down the value of used equipment, and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. If our resulting cost of revenue equipment were to increase, and/or prices of used revenue equipment were to decline, our operating costs could increase, which could materially and adversely affect our earnings and cash flows, if we are unable to obtain commensurate rate increases or cost savings. Additionally, the cost of operating new engines is expected to be somewhat higher than the cost of operating older engines, due primarily to lower anticipated fuel efficiency and higher anticipated maintenance expenses. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected.

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

In addition to our headquarters in Phoenix, Arizona, we have established regional operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; Memphis, Tennessee; and Atlanta, Georgia in order to serve markets in these regions. Additionally, we established operations in Denver, Colorado, subsequent to June 30, 2003. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth of our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

INFLATION. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2002 and the first six months of 2003, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We also have periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation could continue during 2003 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges.

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

In addition, substantially all of our tractors are equipped with the Qualcomm tracking and communications system. If the Qualcomm system were to fail or experience significant disruptions in service, our tractor utilization might suffer, we may be forced to incur the expense of implementing a new satellite tracking and communications system or to operate without this technology, and our driver turnover could increase as a result of dissatisfaction with the level or quality of satellite communications service available in our trucks.

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

INVESTMENTS. We have invested in and/or loaned to Concentrek, Inc., ("Concentrek") a transportation logistics company $2.2 million on a secured basis. Of this $2.2 million, $1.2 million is personally guaranteed by members of the Knight family. We own approximately 17% of Concentrek, and the remainder is owned by members of the Knight family and Concentrek's management. If Concentrek's financial position does not continue to improve, or if it is unable to raise additional capital, we could be forced to write down all or part of this investment.

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

We are party to three contracts relating to the price of heating oil on the New York Merchantile Exchange ("NYMX") that we entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any twelve months between April 1, 2003 and March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At July 4, 2003, the price of heating oil on the NYMX was $0.79 for October 2003 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the contracts would be approximately $1.0 million. However, our net savings on fuel costs from lower contracts would be approximately $700,000 after taking the loss on the contracts into consideration. We have valued these items at fair value in the accompanying June 30, 2003, condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 21, 2003. At the Annual Meeting, the shareholders elected Gary Knight, G.D. Madden, and Matt Salmon to serve as Class II Directors for three-year terms. Kevin Knight, Keith Knight, Timothy Kohl, Donald Bliss, Randy Knight, and Mark Scudder also continued as Directors of the Company after the Annual Meeting. Additionally, at the Annual Meeting, the shareholders (i) approved the adoption of the Knight Transportation, Inc. 2003 Stock Option Plan, and (ii) approved and ratified the selection of KPMG LLP as the Company's independent public accountants for 2003.

Shareholders representing 33,499,530 shares, or 90%, of the outstanding shares of the Company's Common Stock were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each nominee and the other proposals follows:

                                                                     ABSTENTIONS
                            VOTES                    VOTES AGAINST   AND BROKER
                             CAST       VOTES FOR     OR WITHHELD     NON-VOTES
                          ----------    ----------    -----------     ---------
Gary Knight               33,499,530    31,935,941     1,563,589           -0-

G.D. Madden               33,499,530    25,558,461     7,941,069           -0-

Matt Salmon               33,499,530    24,940,211     8,559,319           -0-

Adoption of 2003 Stock
Option Plan               33,499,530    28,415,990     4,938,341       145,199

Selection of KMPG LLP
as Independent Public
Accountants               33,499,530    25,452,529     7,918,316       128,685

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

                         (3.2) Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the period ending December 31, 1996.) (3.2.1) Amendment to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 6, 2003.)

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

          Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements on Form 10-Q, for the quarter ended June 30, 2003.)

          Exhibit 99               Additional Exhibits

(99.1) Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer

(99.2) Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Company's Chief Financial Officer

(99.3) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer

(99.4) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Timothy M. Kohl, the Company's Chief Financial Officer

     (b)  Reports on Form 8-K

          During the quarter  ended June 30, 2003,  the Company  filed with,  or
          furnished   to,  the   Securities   and   Exchange   Commission   (the
          "Commission") the following Current Reports on Form 8-K:

          Current Report on Form 8-K dated April 14, 2003 (filed with the Commission on April 14, 2003) reporting the dates on which the Company planned to (i) issue a press release to report its earnings for the first quarter of 2003 and (ii) hold a conference call to discuss first quarter earnings;

          Current Report on Form 8-K dated April 16, 2003 (filed with the Commission on April 18, 2003) reporting (i) the issuance of a press release to report the Company's first quarter earnings and (ii) comments regarding mean earnings per share estimates of securities analysts for the quarter ended June 30, 2003 and the year ended December 31, 2003 made by the Company's Chief Executive Officer during the Company's first quarter conference call; and

          Current Report on Form 8-K dated May 12, 2003 (filed with the Commission on May 14, 2003) reporting that the Company's President and Chief Executive Officer and Chief Financial Officer had provided to the Commission the certifications required by Section 906 of the Sarbanes-Oxley Act in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KNIGHT TRANSPORTATION, INC.


Date: July 25, 2003                     By: /s/ Kevin P. Knight
                                            ------------------------------------
                                            Kevin P. Knight
                                            Chief Executive Officer, in his
                                            capacity as such and on behalf of
                                            the registrant


Date: July 25, 2003                     By: /s/ Timothy Kohl
                                            ------------------------------------
                                            Timothy Kohl
                                            Chief Financial Officer and
                                            Principal Financial Officer, in his
                                            capacity as such and on behalf of
                                            the registrant