Form 10-Q
period 2003-09-30
KNIGHT TRANSPORTATION INC
filed 2003-11-04
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
  [X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2003

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

                         X  Yes        No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  [X] Yes   [ ] No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 16, 2003 was 37,430,866 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                       Page Number
Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 2003                         1
                     and December 31, 2002

                   Condensed Consolidated Statements of Income for the Three                              3
                     Months and Nine Months Ended September 30, 2003
                     and September 30, 2002

                   Condensed Consolidated Statements of Cash Flows for the Nine                           4
                     Months ended September 30, 2003 and September 30, 2002

                   Notes to Condensed Consolidated Financial Statements                                   6

Item 2.            Management's Discussion and Analysis of Financial Condition                           10
                   And Results of Operations

Item 3.            Quantitative and Qualitative Disclosures about Market Risk                            18

Item 4.            Controls and Procedures                                                               18

Part II - OTHER INFORMATION

Item 1.            Legal Proceedings                                                                     20

Item 2.            Changes in Securities and Use of Proceeds                                             20

Item 3             Defaults Upon Senior Securities                                                       20

Item 4.            Submission of Matters to a Vote of Security Holders                                   20

Item 5.            Other Information                                                                     20

Item 6.            Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                               23

Part I - Financial Information

Item 1.  Financial Statements

                                            KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)

                                                     September 30, 2003              December 31, 2002
                                                   ------------------------        -----------------------
                                                         (unaudited)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                       $           44,814              $          36,198
   Accounts receivable, net of allowance
     for doubtful accounts of $1,740 and
     $1,325, respectively                                      40,914                         40,356
   Notes receivable, net                                          628                            956
   Inventories and supplies                                     1,348                          1,345
   Prepaid expenses                                             9,103                          9,653
   Deferred tax asset                                           4,838                          3,428
                                                   ------------------------        -----------------------

         Total current assets                                 101,645                         91,936
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                       13,860                         14,158
   Buildings and improvements                                  14,579                         12,898
   Furniture and fixtures                                       6,329                          6,134
   Shop and service equipment                                   2,351                          1,975
   Revenue equipment                                          249,152                        211,184
   Leasehold improvements                                       1,303                          1,049
                                                   ------------------------        -----------------------

                                                              287,574                        247,398
   Less:  Accumulated depreciation
           and amortization                                   (79,211)                       (70,505)
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT, net                                   208,363                        176,893
                                                   ------------------------        -----------------------
NOTES RECEIVABLE - long-term, net                                 524                          1,487
                                                   ------------------------        -----------------------
OTHER ASSETS                                                   12,578                         13,524
                                                   ------------------------        -----------------------

                                                   $          323,110              $         283,840
                                                   ========================        =======================


The  accompanying  notes  are an  integral  part of  these  unaudited  condensed consolidated financial statements.

                                            KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                          Condensed Consolidated Balance Sheets (continued)
                                                  (In thousands, except par values)

                                                                        September 30, 2003            December 31, 2002
                                                                      ------------------------    --------------------------
                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                                               $ 9,555                        $ 7,749
    Accrued payroll                                                                  3,909                          3,571
    Accrued liabilities                                                              5,287                          3,227
    Current portion of long-term debt                                                    -                          2,715
    Claims accrual                                                                  13,541                         10,419
                                                                      ------------------------    ---------------------------

    Total current liabilities                                                       32,292                         27,681

LINE OF CREDIT                                                                      12,200                         12,200
DEFERRED INCOME TAXES                                                               49,934                         44,302
                                                                      ------------------------    ---------------------------
    Total liabilities                                                               94,426                         84,183
                                                                      ------------------------    ---------------------------

COMMITMENTS AND CONTINGENCIES (note 8)

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value;
        authorized 50,000 shares,
        none issued and outstanding                                                      -                              -
     Common stock, $0.01 par value;
        authorized 100,000 shares;
        37,401 and 37,145 shares issued
        and outstanding at September 30, 2003
        and December 31, 2002, respectively                                            374                            371
        Additional paid-in capital                                                  76,806                         73,521
        Retained earnings                                                          151,638                        126,148
        Accumulated other comprehensive loss                                         (134)                          (383)
                                                                      ------------------------    ---------------------------

        Total shareholders' equity                                                 228,684                        199,657
                                                                      ------------------------    ---------------------------

                                                                                  $323,110                       $283,840
                                                                      ========================    ===========================

The  accompanying  notes are an integral  part of these  unaudited condensed consolidated financial statements.

                                          KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Income (unaudited)
                                              (In thousands, except per share data)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                      2003                 2002                 2003                  2002
                                                      ----                 ----                 ----                  ----
REVENUE
  Revenue, before fuel surcharge                      $84,445            $72,777             $239,786              $202,974
   Fuel surcharge                                       3,194              1,785               10,171                 3,756
                                                 ----------------    -----------------    ------------------    ------------------

      Total revenue                                    87,639             74,562              249,957               206,730
                                                 ----------------    -----------------    ------------------    ------------------
OPERATING EXPENSES:
      Salaries, wages and benefits                     26,908             24,506               77,097                68,706
      Fuel                                             14,277             11,633               42,142                31,343
      Operations and maintenance                        5,444              4,743               15,165                12,228
      Insurance and claims                              4,136              3,196               12,237                 8,870
      Operating taxes and licenses                      2,342              1,921                6,758                 5,705
      Communications                                      769                577                2,236                 1,750
      Depreciation and amortization                     7,744              5,793               21,796                16,672
      Lease expense - revenue
       equipment                                        1,920              2,304                5,843                 6,904
      Purchased transportation                          6,465              5,607               18,519                16,134
      Miscellaneous operating
       expenses                                         1,816              1,784                5,535                 5,195
                                                 ----------------    -----------------    ------------------    ------------------
                                                       71,821             62,064              207,328               173,507
                                                 ----------------    -----------------    ------------------    ------------------

      Income from operations                           15,818             12,498               42,629                33,223
                                                 ----------------    -----------------    ------------------    ------------------

OTHER INCOME (EXPENSE):
     Interest income                                      110                276                  419                   731
     Interest expense                                    (165)              (237)                (548)                 (750)
                                                 ----------------    -----------------    ------------------    ------------------

                                                          (55)                39                 (129)                  (19)
                                                 ----------------    -----------------    ------------------    ------------------

      Income before taxes                              15,763             12,537               42,500                33,204

INCOME TAXES                                           (6,300)            (5,100)             (17,010)              (13,510)
                                                 ----------------    -----------------    ------------------    ------------------

      Net income                                       $9,463             $7,437             $ 25,490              $ 19,694
                                                 ================    =================    ==================    ==================

Net income per common share and
common share equivalent:
                      Basic                             $0.25              $0.20                $0.68                 $0.53
                                                 ================    =================    ==================    ==================
                      Diluted                           $0.25              $0.20                $0.67                 $0.52
                                                 ================    =================    ==================    ==================

Weighted  average number of common
shares and common share equivalents
outstanding:
                      Basic                            37,388             37,047               37,305                36,981
                                                 ================    =================    ==================    ==================
                      Diluted                          38,335             38,001               38,230                38,059
                                                 ================    =================    ==================    ==================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                            KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows (unaudited)
                                                           (In thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,

                                                                                    2003                      2002
                                                                                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   25,490                 $    19,694
Adjustments to reconcile net income to net cash
Provided by operating activities:
       Depreciation and amortization                                                   21,796                      16,672
       Non-cash compensation expense for issuance of                                       23                          --
        stock to certain members of board of directors
       Allowance for doubtful accounts                                                    401                         330
       Interest rate swap agreement - fair value change                                   249                         264
       Tax benefit from exercise of stock options                                       1,638                         974
       Deferred income taxes                                                            4,222                       3,705
Changes in assets and liabilities:
       Increase in trade receivables                                                     (973)                     (5,802)
       (Increase) decrease in inventories and supplies                                     (3)                        728
       Decrease (increase) in prepaid expenses                                            550                      (1,153)
       Increase in other assets                                                          (441)                         --
       Increase in accounts payable                                                     1,604                       1,256
       Increase in accrued liabilities and claims accrual                               5,520                       6,428
                                                                            ---------------------       ------------------

       Net cash provided by operating activities                                       60,076                      43,096
                                                                            ---------------------       ------------------

CASH FLOW FROM INVESTING ACTIVITIES:

       Purchase of property and equipment, net                                        (53,064)                    (23,297)
       Investment in/advances to other companies                                         (213)                       (925)
       Cash received from advance to other company                                      1,600                           -
       Decrease in notes receivable, net                                                1,305                         683
                                                                            ---------------------       ------------------

       Net cash used in investing activities                                          (50,372)                    (23,539)
                                                                            ---------------------       ------------------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                            KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
                                                           (In thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,

                                                                             2003                          2002
                                                                             ----                          ----
CASH FLOW FROM FINANCING ACTIVITIES:

     Payments on long-term debt                                                (2,715)                       (2,614)
     Proceeds from exercise of stock options                                    1,627                         1,624
                                                                     ----------------------        ---------------------

     Net cash used in financing activities                                     (1,088)                         (990)
                                                                     ----------------------        ---------------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                           8,616                        18,567
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                       36,198                        24,136
                                                                     ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                                   $   44,814                    $   42,703
                                                                     ======================        =====================


SUPPLEMENTAL DISCLOSURES:

     Noncash investing and financing transactions:
       Equipment acquired in accounts payable                              $    4,476                    $      -0-

     Cash Flow Information:
       Income taxes paid                                                   $    9,911                     $   5,700
       Interest paid                                                              297                           589



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

Note 2.  Stock Based Compensation

Stock-Based   Compensation  -  At  September  30,  2003,  the  Company  had  one
stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2003                2002                2003               2002
                                                ----                ----                ----               ----
Net income, as reported                            $ 9,463             $ 7,437           $ 25,490            $ 19,694

Deduct total stock-based
compensation expense determined
under fair-value based method for
all rewards, net of tax                              (256)               (165)              (767)               (494)
                                           ----------------    ----------------    ---------------    ----------------

Pro forma net income                               $ 9,207             $ 7,272          $  24,723            $ 19,200
                                           ================    ================    ===============    ================

  Diluted earnings per share:
                As reported                          $0.25               $0.20              $0.67               $0.52
                                           ================    ================    ===============    ================
                Pro forma                            $0.24               $0.19              $0.65               $0.50
                                           ================    ================    ===============    ================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: risk free interest rate 3.36%; expected life of six years; expected volatility of 51%; expected dividend yield rate of zero; and expected forfeitures of 3.51%. The following weighted average assumptions were used for grants in 2002: risk free interest rate 3.36%; expected life of six years; expected volatility of 52%; expected dividend yield rate of zero; and expected forfeitures of 3.92%.

Note 3.  Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2003 and 2002 was as follows: (in thousands, except per share data)

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2003                2002                2003               2002
                                                ----                ----                ----               ----
Weighted average common
  shares outstanding - Basic                        37,388              37,047             37,305              36,981

Effect of stock options                                947                 954                925               1,078
                                           ----------------    ----------------    ---------------    ----------------

Weighted average common
  share and common share
  equivalents outstanding -
  Diluted                                           38,335              38,001             38,230              38,059
                                           ================    ================    ===============    ================

Net income                                         $ 9,463             $ 7,437          $  25,490            $ 19,694
                                           ================    ================    ===============    ================

 Net income per common share
 and common share equivalent
            Basic                                    $0.25               $0.20              $0.68               $0.53
                                           ================    ================    ===============    ================
            Diluted                                  $0.25               $0.20              $0.67               $0.52
                                           ================    ================    ===============    ================

Note 4.  Comprehensive Income

Comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 was as follows (in thousands):

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2003                2002                2003               2002
                                                ----                ----                ----               ----
Net Income                                          $9,463              $7,437            $25,490             $19,694

Other comprehensive income:
Interest rate swap agreement - fair
 market value adjustment                                82                  86                249                 263
                                           ----------------    ----------------    ---------------    ----------------

Comprehensive income                                $9,545              $7,523            $25,739             $19,957
                                           ================    ================    ===============    ================

Note 5.  Segment Information

Although we have fifteen operating divisions, we have determined that we have one reportable segment. Fourteen of the divisions are managed based on regions in the United States in which we operate. Each of these divisions has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information". As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

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

Note 7.  Recently Adopted and to be Adopted Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, recognition of costs to consolidate facilities or relocate employees and recognition of costs for termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The application of this interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation is not expected to have a material effect on our consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

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

Overview

We are a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul in our eleven operating centers. Over the past five years we have achieved substantial growth from $125.0 million in revenue, before fuel surcharge, and $13.3 million in net income in 1998 to $279.3 million in revenue, before fuel surcharge, and $27.9 million in net income in 2002. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

For the quarter ended September 30, 2003, our revenue, before fuel surcharge, increased 16.0% to $84.4 million from $72.8 million for the same quarter of 2002. Net income increased 28.4% to $9.5 million from $7.4 million, and net income per diluted share increased to $0.25 from $0.20. The main factors contributing to the improvement were a 14.8% increase in average tractors and a 1.0% increase in revenue per tractor versus the 2002 quarter. We expanded our business geographically and increased our volume in existing territories. These factors more than offset higher costs of insurance, maintenance and fuel. We ended the quarter with $44.8 million in cash and $12.2 million in borrowings. Our shareholders' equity was $228.7 million.

Note Regarding Revenue and Expenses

Our total revenue for the three months ended September 30, 2003, increased to $87.7 million from $74.6 million for the same period in 2002. Total revenue included $3.2 million of fuel surcharge revenue in the 2003 period and $1.8 million of fuel surcharge revenue in the 2002 period. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because we believe that eliminating this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute changes.

Results of Operations

Our revenue, before fuel surcharge, for the nine months ended September 30, 2003, increased by 18.1% to $240.0 million from $203.0 million for the same period in 2002. For the three months ended September 30, 2003, revenue, before fuel surcharge, increased by 16.0% to $84.4 million from $72.8 million for the same period in 2002. The increase in revenue, before fuel surcharge, for the first nine months of 2003 resulted primarily from a 14.8% increase in average tractors as we expanded our geographic coverage and increased our business in existing territories, as well as a 1.0% increase in revenue per average tractor. The increase in our revenue per tractor primarily was attributable to increased revenue per mile resulting from our sales efforts and a market that was more receptive to rate increases.

Salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 32.2% for the nine months ended September 30, 2003, from 33.8% for the same period in 2002. For the three months ended September 30, 2003, salaries, wages and benefits decreased as a percentage of revenue, before fuel surcharge, to 31.9% from 33.7% for the same period in 2002. These decreases were primarily the result of increased revenue per mile, which increased the revenue generated per tractor without an increase in the miles for which our drivers were compensated, along with continued efforts at improving efficiencies throughout back-office functions. During this quarter we increased our driver pay scale by $0.01 per mile, and plan to make an additional $0.01 per mile available for our higher performing driving associates by the end of the first quarter of 2004. Our cost of health insurance and worker's compensation programs, which are included in salaries, wages and benefits, remained relatively constant as a percentage of revenue between the two periods.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue, before fuel surcharge, to 13.3% for the nine months ended September 30, 2003, compared to 13.6% for the same period in 2002. For the three months ended September 30, 2003, fuel expense, net of fuel surcharges, as a percentage of revenue, before fuel surcharge, decreased to 13.1% from 13.5% for the same period in 2002. These decreases were primarily the result of increases in revenue per mile. Our independent contractors pay their own fuel costs.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.3% for the nine months ended September 30, 2003 from 6.0% for the same period in 2002. These increases were primarily due to increased tire expenses and increased maintenance expenses due to the aging of our fleet. For the three months ended September 30, 2003, operations and maintenance expense remained relatively unchanged as a percentage of revenue, before fuel surcharge, at 6.4% compared to 6.5% for the same period in 2002.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.1% for the nine months ended September 30, 2003, from 4.4% for the same period in 2002. For the three months ended September 30, 2003, insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.9% from 4.4% for the same period in 2002. The primary reasons for these increases were higher insurance premiums and an increase in our self-insurance retention level. Based on our current insurance policies and experience, and assuming the absence of any catastrophic events, we expect our insurance and claims expense to be approximately 4.7% to 5.3% of revenue, before fuel surcharge, for the next several quarters.

Operating taxes and licenses remained constant as a percentage of revenue, before fuel surcharge, at 2.8% for the nine months ended September 30, 2003 and for the same period in 2002. For the three months ended September 30, 2003, operating taxes and licenses as a percentage of revenue, before fuel surcharge, increased slightly to 2.8% from 2.6% for the same period of 2002.

Communications expense as a percentage of revenue, before fuel surcharge, for both the nine months and three months ended September 30, 2003, remained relatively consistent with the same periods in 2002, at less than 1.0% of revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 9.1% for the nine month period ended September 30, 2003, from 8.2% for the same period in 2002. For the three months ended September 30, 2003, depreciation and amortization increased as a percentage of revenue, before fuel surcharge, to 9.2% from 8.0% for the same period in 2002. These increases were primarily related to an increase in the percentage of our company fleet comprised of purchased vehicles. Our company fleet includes purchased vehicles and vehicles acquired under operating lease agreements, while our total fleet includes vehicles in our company fleet and vehicles provided by independent contractors.

Lease expense for revenue equipment as percentage of revenue, before fuel surcharge, was 2.4% for the nine months ended September 30, 2003, compared to 3.4% for the same period in 2002. For the three months ended September 30, 2003, lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, was 2.3% compared to 3.2% for the same period in 2002. These decreases were primarily due to the increase in purchased vehicles, and the associated decrease in operating lease vehicles, as a percentage of our company fleet, as discussed above.

Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 7.7% for the nine months ended September 30, 2003, from 7.9% for the same period in 2002. This decrease was primarily due to the increase in revenue per mile. For the three months ended September 30, 2003, and for the same period of 2002, purchased transportation as a percentage of revenue, before fuel surcharge, remained constant at 7.7%. Our independent contractors provided 9.8% of our total fleet at September

30, 2003, compared to 9.4% for the same period in 2002. Independent contractors pay their own operating expenses and are compensated at a fixed rate per mile.

Miscellaneous operating expenses decreased as a percentage of revenue, before fuel surcharge, to 2.3% for the nine months ended September 30, 2003, from 2.6% for the same period in 2002. For the three months ended September 30, 2003, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.2% from 2.5% for the same period in 2002. These decreases as a percentage of revenue were attributable to higher revenue per mile, which more efficiently spread these costs over greater revenue.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge) for the nine months ended September 30, 2003, decreased to 82.2% from 83.6% for the same period in 2002. Our operating ratio decreased to 81.3% for the three months ended September 30, 2003, compared to 82.8% for the same period in 2002.

For the nine months and three months ended September 30, 2003, net interest expense as a percentage of revenue, before fuel surcharge, remained at less than 0.1%, consistent with net interest expense levels for the same periods in 2002.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting. Our effective tax rate declined from 40.7% to 40.0% from the 2002 periods to the 2003 periods as a result of certain tax management techniques.

As a result of the preceding changes, our net income as a percentage of revenue, before fuel surcharge, was 10.6% for the nine months ended September 30, 2003, compared to 9.7% for the same period in 2002. For the three months ended September 30, 2003, net income as a percentage of revenue, before fuel surcharge, was 11.2%, compared to 10.2% for the same period in 2002.

Liquidity and Capital Resources

The growth of our business has required significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations and our line of credit. Net cash provided by operating activities was approximately $60.1 million for the first nine months of 2003, compared to $43.1 million for the corresponding period in 2002.

Net cash used in investing activities totaled $50.4 million for the first nine months of 2003 compared to $23.5 million for the same period in 2002. The increase was the result of an increase in delivery and payment for revenue equipment in the 2003 period, compared to the 2002 period. The 2002 period was an unusually low period for us with respect to deliveries of revenue equipment. We expect our capital expenditures, net of dispositions, to be approximately $10.0 million for the remainder of 2003.

Net cash used in financing activities remained relatively consistent at approximately $1.1 million for the first nine months of 2003, compared to $1.0 million for the same period in 2002. Net cash used in financing activities during the first nine months of 2003 and 2002 was primarily for the payment of interest on long-term debt.

We currently maintain a line of credit totaling $22.2 million. Historically this line of credit had been maintained at $50.0 million. Due to our continued strong positive cash position, and in an effort to minimize bank fees, we feel it is currently only necessary to maintain a line of credit equal to our current outstanding balance on that line, along with the letter of credit subfacility. We believe any necessary increase in our line of credit could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at

September 30, 2003. The rate of interest on borrowings against the line of credit will vary depending upon the interest rate election made by us, based upon either the London Interbank Offered Rate ("Libor") plus an applicable margin, or the prime rate. Borrowings under the line of credit amounted to $12.2 million at September 30, 2003. The line of credit expires in September 2005. The line of credit contains a letter of credit subfacility of $10.0 million that directly reduces available borrowing. At September 30, 2003, the total amount of issued but unused letters of credit was $7.7 million.

Through our subsidiaries, we have entered into lease agreements under which we lease revenue equipment. The total amount outstanding under these off-balance sheet operating leases as of September 30, 2003, was $8.7 million, with $4.3 million due in the next 12 months.

As of September 30, 2003, we held $44.8 million in cash and cash equivalents. We believe we will be able to finance our near term needs for working capital, as well as acquisitions of revenue equipment, with cash flows from operations, borrowings available under our line of credit or other sources, and operating lease financing believed to be available to finance revenue equipment. We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability of this capital will depend upon prevailing market conditions, the market price of the common stock and several other factors over which we have limited control, as well as our financial condition and results of operations.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies include revenue recognition, insurance and claims reserves, depreciation and amortization, valuation of long-lived assets and accounting for income taxes. For additional information, please refer to the discussion of Critical Accounting Policies contained in our most recent annual report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" and in the footnotes to our consolidated financial statements, particularly note 1. There were no significant changes in our critical accounting policies during the first nine months of 2003.

Factors That May Affect Future Results

Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, liability claims, regulating requirements that may increase costs or decrease efficiency, including revised hours-of-service requirements for drivers, the availability of qualified drivers, interest rates, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, and increases in costs of compliance with, or decreases in efficiency resulting from, regulatory requirements, to the extent not offset by fuel surcharges and increases in freight rates, as well as downward changes in the resale value of revenue equipment, could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

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

Regulatory Requirements. The United States Department of Transportation (the "DOT") and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT adopted revised hours-of-service regulations for drivers on April 28, 2003. Although the regulations have been adopted, motor carriers are not required to comply until January 4, 2004. The revised regulations could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist in managing the drivers' non-driving activities, such as loading, unloading, and waiting. If the revised regulations increase our costs and we cannot pass the additional costs through to shippers, our operating results could be materially and adversely affected. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. We also may become subject to new or more restrictive regulations relating to ergonomics or other matters. In addition to direct regulation by the DOT and other agencies, our business also is subject to the effects of new tractor engine design requirements implemented by the Environmental Protection Agency (the "EPA") effective October 1, 2002, which are discussed below in the paragraph entitled "Revenue Equipment." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

In addition to our headquarters in Phoenix, Arizona, we have established regional operating centers in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Salt Lake City, Utah; Kansas City, Kansas; Portland, Oregon; Memphis, Tennessee; Atlanta, Georgia; and Denver, Colorado in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth of our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

Inflation. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2002 and the first nine months of 2003, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We also have periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation could continue during 2003 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases or fuel surcharges. We have initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing a substantial amount of fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges.

Driver Retention. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a materially adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates. During this quarter we increased our driver pay scale by $0.01 per mile, and plan to make an additional $0.01 available for our higher performing driving associates by the end of the first quarter of 2004.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on debt and from changes in commodity prices. We have determined that market risk for interest rates and currency fluctuations are not material because of our low level of debt and because all of our transactions are in United States dollars. We have not used derivative instruments for speculation or trading. We have elected to make the disclosures concerning commodity price risk using a sensitivity analysis approach, based on hypothetical changes in commodity prices.

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

We are party to three contracts relating to the price of heating oil on the New York Merchantile Exchange ("NYMX") that we entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At October 10, 2003, the price of heating oil on the NYMX was $0.89 for January 2004 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the contracts would be approximately $1.0 million. However, our net savings on fuel costs from lower contracts would be approximately $700,000 after taking the loss on the contracts into consideration. We have valued these items at fair value in the accompanying September 30, 2003, condensed consolidated financial statements.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

         Exhibit No.          Description
         Exhibit 3            Articles of Incorporation and Bylaws

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


         Exhibit 11           Schedule of Computation of Net Income Per Share (Incorporated
                              by reference from Note 3, Net Income Per Share, in the Notes To
                              Consolidated Financial Statements on Form 10-Q, for the quarter ended September 30, 2003.)


         Exhibit 31           Section 302 Certifications

                       (31.1) Certification  pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                              2002, by Kevin P. Knight, the Company's Chief Executive
                              Officer

                       (31.2) Certification pursuant to Item 601(b)(31) of Regulation S-K,  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                              2002, by Timothy M. Kohl, the Company's Chief Financial
                              Officer


         Exhibit 32           Section 906 Certifications

                       (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                              Kevin P. Knight, the Company's Chief Executive Officer

                       (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                              Timothy M. Kohl, the Company's Chief Financial Officer

         (b)                  Reports on Form 8-K

                              During the quarter ended September 30, 2003, the Company
          filed with, or furnished to, the Securities and Exchange Commission (the  "Commission")
          the following Current Reports on Form 8-K:


          Current Report on Form 8-K dated July 16, 2003 (furnished to the Commission on
          July 17, 2003) regarding the issuance of a press release to report the Company's financial results for the quarter and six months ended June 30, 2003; and

          Current Report on Form 8-K dated September 19, 2003 (filed with the Commission on
          September 23, 2003) regarding the appointment of Mr. Michael Garnreiter to the
          Company's Board of Directors, as a Class III director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KNIGHT TRANSPORTATION, INC.



Date: October 31, 2003   By: /s/ Kevin P. Knight
                            -----------------------------------
                           Kevin P. Knight
                           Chief Executive Officer, in his capacity as such and on behalf of the registrant




Date: October 31, 2003   By: /s/ Timothy Kohl
                            -----------------------------------
                           Timothy Kohl
                           Chief Financial Officer and
                           Principal Financial Officer, in his capacity as such and on behalf of the registrant