Form 10-K
period 2003-12-31
KNIGHT TRANSPORTATION INC
filed 2004-02-25
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-K


[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 2003
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from         to

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

Common Stock, $0.01 par value                    Nasdaq - National Market System

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X] NO [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003, was $927,600,044 (based upon $24.82 per share being the closing sale price on that date as reported by the National Association of Securities Dealers Automated Quotation System - National Market
System. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

     The number of shares outstanding of the registrant's common stock as of February 23, 2004 was 37,512,966.

     Materials from the registrant's Notice and Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held on May 21, 2004 have been incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

     Except for certain historical information contained herein, this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

     Our headquarters are located at 5601 West Buckeye Road, Phoenix, Arizona 85043 and our website address is www.knighttrans.com. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be obtained free of charge by visiting our website.

References in this Annual Report to "we," "us," "our" or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General

     We are a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services throughout the U.S. from our 12 facilities located in Phoenix, Arizona; Salt Lake City, Utah; Portland, Oregon; Denver, Colorado; Kansas City, Kansas; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Memphis, Tennessee; Atlanta, Georgia; and Las Vegas, Nevada. We opened our Atlanta and Denver facilities during 2003, and our Las Vegas facility in February 2004. Our stock has been publicly traded since October 1994. Over the past five years we have achieved substantial growth from $125.0 million in revenue, before fuel surcharge, and $13.3 million in net income in 1998 to $326.9 million in revenue, before fuel surcharge, and $35.5 million in net income in 2003. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operations

     Our operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable traffic lanes in select geographic regions, and attempt to develop and expand our customer base around each of our terminal facilities. This operating strategy allows us to take advantage of the large amount of freight traffic transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, shorter hauls provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet to accelerate revenue growth and enhance our operating efficiencies. We employ technology in a cost-effective manner where it assists us in controlling operating costs and enhancing revenue. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

     Our operating strategy includes the following important elements:

     Regional Operations. We presently operate 15 operating divisions from our 12 facilities which are located in Phoenix, Arizona; Salt Lake City, Utah; Portland, Oregon; Denver, Colorado; Kansas City, Kansas; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Memphis, Tennessee; Atlanta, Georgia; and Las Vegas, Nevada. We concentrate our freight operations in an approximately 750-mile radius around each of our terminals, with an average length of haul in 2003 of approximately 532 miles. We believe that regional operations offer several advantages, including:

     o obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;

     o achieving higher revenue per mile by focusing on high-density traffic lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity; and

     o enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently.

     Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We maintain a simplified operation that focuses on operating dry-vans in particular geographical and shipping markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas and to achieve higher equipment utilization in dense traffic lanes. We maintain a modern tractor and trailer fleet in order to obtain fuel and other operating efficiencies and attract and retain drivers. A generally compatible fleet of tractors and trailers simplifies our maintenance procedures, reduces parts supplies, and facilitates our ability to serve a broad range of customer needs, thereby maximizing equipment utilization and available freight capacity. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and minimize claims expenses.

     Customer Service. We offer a high level of service to customers in lanes and regions that complement our other operations, and we seek to establish ourselves as a preferred or "core carrier" for many of our customers. By concentrating revenue equipment close to customers in high-density lanes and regions, we can provide shippers with a consistent supply of capacity and are better able to match our equipment to customer needs. Our services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services tailored to meet our customers' needs. We price our services commensurately with the level of service our customers require. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

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

Growth Strategy

     We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional terminals create significant opportunities for us to grow. We intend to take advantage of these growth opportunities by focusing on three key areas:

     Opening new regions and expanding existing regional divisions. We currently have 15 operating divisions , having established presences in Atlanta, Georgia and Denver, Colorado during 2003 and in Las Vegas, Nevada in February 2004. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening new regional divisions, while expanding our existing regional divisions. To take advantage of these opportunities, we are developing relationships with existing and new customers in regions that we believe will permit us to develop transportation lanes that allow us to achieve high equipment utilization and resulting operating efficiency.

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

     Opportunities to make selected acquisitions. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired two short-to-medium haul truckload carriers: Gulfport, Mississippi-based John Fayard Fast Freight, Inc. and Corsicana, Texas-based Action Delivery Service, Inc. We believe economic trends will lead to further consolidation in our industry, and we will consider additional acquisitions that meet our financial and operating criteria.

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

     We have a diversified customer base. For the year ended December 31, 2003, our top 25 customers represented 49% of revenue; our top 10 customers represented 29% of revenue; and our top 5 customers represented 18% of revenue. We believe that a substantial majority of our top 25 customers regard us as a preferred or core carrier. Most of our truckload carriage contracts are cancelable on 30 days notice.

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

     Our dedicated fleet services may also provide a significant part of a customer's transportation requirements. Under a dedicated carriage service agreement, we provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department. We furnish these services through Company-provided revenue equipment and employees, and independent contractors.

     Each of our regional divisions is linked to our Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit us to respond promptly and accurately to customer requests. The system also assists us in matching available equipment with loads. We also provide electronic data interchange ("EDI") and internet ("E") services to shippers requiring such service.

Drivers, Other Employees, and Independent Contractors

     As of December 31, 2003, we employed 3,005 persons. None of our employees is subject to a union contract.

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

     Our drivers are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. During the fourth quarter of 2003 we increased our driver compensation rates one cent per mile, and increased rates by an additional one cent per mile in January 2004 in connection with the effectiveness of revised hours-of-service regulations. Drivers are invited to participate in our 401(k) program and in Company-sponsored health, life and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. As of December 31, 2003, a total of 653 of our current employees had participated in and received option grants under our current and former stock option plans.

     We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2003, we had agreements covering 253 tractors owned and operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver exclusively to transport, load and unload goods we haul. Competition for independent contractors among transportation companies is strong. Independent contractors are paid a fixed level of compensation based on the total of trip-loaded and empty miles and are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services for our independent contractors who desire such services for a charge. We provide financing at market interest rates to our independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2003, we had outstanding loans of approximately $877,000 to independent contractors.

Revenue Equipment

     As of December 31, 2003, we operated 2,165 Company tractors with an average age of 2.1 years. We also had under contract 253 tractors owned and operated by independent contractors. Our trailer fleet consisted of 6,212, 53-foot long, high cube trailers, including 50 refrigerated trailers, with an average age of
4.1 years.

     The efficiency and flexibility provided by our fleet configurations permit us to handle both high volume and high weight shipments. Our fleet configuration also allows us to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. We maintain a high trailer to tractor ratio, targeting a ratio of approximately 2.5 to 1. Management believes maintaining this ratio promotes efficiency and allows us to serve a large variety of customers' needs without significantly changing or modifying equipment.

     Growth of our tractor and trailer fleets is determined by market conditions, and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

     We have predominantly acquired standardized tractors manufactured by Freightliner or Volvo and trailers manufactured by Wabash. We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We use light weight tractors and high cube trailers to handle both high weight and high volume shipments. Standardization of our fleet allows us to operate with a minimum spare parts inventory and simplifies driver training and equipment maintenance. We adhere to a comprehensive maintenance program that minimizes downtime and optimizes the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. We have been upgrading our trailer fleet through the purchase of Wabash Duraplate(TM) trailers, which have a considerably longer estimated useful life than the older model trailers that they replace. Our current policy is to replace most of our tractors within 38 to 44 months after purchase and to replace our trailers over a six to ten year period. We believe this replacement policy enhances our ability to attract drivers, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, and difficult market conditions faced by tractor manufacturers, may result in price increases that would cause us to retain our equipment for a longer period, which may result in increased operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Increased prices for, or increased costs of operating, new revenue equipment and decreases in the value of used revenue equipment may materially and adversely affect our earnings and cash flow," below.

     The Environmental Protection Agency (the "EPA") implemented new tractor engine design requirements effective October 1, 2002 in an effort to reduce emissions. In response to these new requirements, some manufacturers recently have adopted significant price increases for new tractors. In addition, the cost of operating tractors containing the new, EPA-compliant engines is expected to be somewhat higher than the cost of operating tractors containing engines manufactured prior to October 1, 2002, due primarily to lower anticipated fuel efficiency and higher anticipated maintenance expenses. If our cost of new equipment, or fuel or maintenance expenses, were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher rates, our results of operations would be adversely affected.

     We have installed Terion's trailer-tracking system in the majority of our trailers. We believe that this technology has generated operating efficiencies and allowed us to reduce the ratio of trailers to tractors in our fleet by improving our awareness of each trailer's location. This technology also enhances our ability to substantiate trailer detention charges, leading to improved collection rates on such charges.

     We have Qualcomm's satellite-based mobile communication and position-tracking system in substantially all of our tractors. The Qualcomm in-cab communication system is a proven system that links drivers to regional terminals and corporate headquarters, allowing us to rapidly alter our routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading, or the need for emergency repairs, and provides shippers with supply chain visibility. We believe the Qualcomm communications system allows us to improve fleet control and the quality of customer service, as well as enhancing our ability to collect revenue for detention of our tractors.

     We historically have financed our equipment acquisitions through cash generated from operations, lines of credit, and leasing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below.

Technology

     We previously utilized two-way digital wireless communications services provided by Terion, Inc. ("Terion") to communicate with our tractors via the Internet. As a result of Terion's decision in 2001 to discontinue its in-cab communications business, we have replaced the Terion in-cab units with Qualcomm in-cab satellite-based communications systems. Terion continues to manufacture and sell a trailer-tracking technology, and we have installed this technology in a majority of our trailers. Terion has reorganized under Chapter 11 of the Federal Bankruptcy Code. See "Revenue Equipment," above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Terion trailer tracking technology may not be available to us, which could require us to incur the cost of replacement technology, and adversely affect our trailer utilization and our ability to assess detention charges," below.

Safety and Risk Management

     We are committed to ensuring the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through Company media and safety review sessions. We conduct weekly safety training meetings for our drivers and independent contractors. In addition, we have an innovative recognition program for driver safety performance, and emphasize safety through our equipment specifications and maintenance programs. Our Vice President of Safety is involved in the review of all accidents.

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

     Within our Company, our President, Chief Financial Officer, and Vice President of Safety are responsible for securing appropriate insurance coverages at competitive rates. The primary claims arising in our business consist of cargo loss and physical damage and auto liability (personal injury and property damage). We are self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence. We are self-insured for workers' compensation up to a maximum limit of $500,000 per occurrence.

     Our insurance policies for 2003 provided for excess personal injury and property damage liability up to a total of $35.0 million per occurrence and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Subsequent to December 31, 2003, the $35.0 million in excess coverage per occurrence for personal injury and property damage has been increased to $40.0 million. Our personal injury and property damage primary policies also include coverage for punitive damages, subject to the policy limits outlined above. We also maintain primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

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

Regulation

     The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. In 2003, the DOT adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004. These revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years.

     There are several hours of service changes that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted under prior regulations, subject to the new 14-hour on-duty maximum described below. The rules will require a driver's off-duty period to be 10 hours, compared to 8 hours under prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to not being permitted to drive after 15 hours on-duty under the prior rules. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time, that did not count against the 15-hour period. There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock by taking at least 34 consecutive hours off duty.

     While we believe the 11-hour and the 34-hour restart rules may have a slight positive effect on driving hours, we anticipate that the 15-hour to 14-hour rule change likely will have a more significant negative impact on driving hours for the truckload industry. The prior 15-hour rule worked like a stopwatch and allowed drivers to stop and start their on-duty time as they chose. The new 14-hour rule is like a running clock. Once the driver goes on-duty and the clock starts, the driver is limited to one timeout, or the clock keeps running. As a result of this change, issues that cause driver delays such as multiple stop shipments, unloading/loading delays, and equipment maintenance could result in a reduction in driver miles.

     We expect that the new rules could initially reduce our and other truckload carrier's average miles per truck. As time goes on, and the Company and its drivers gain more experience with the new rules, we anticipate that we will be able to gradually reduce any decline in average miles per truck. We believe that we are well equipped to minimize the economic impact of the new hours-of-service rules on our business. We believe that historically we have been one of the more successful carriers in identifying, assessing, and collecting charges for additional services that our drivers perform for our customers. In addition, we conducted intensive training programs for our driver and non-driver personnel regarding the new hours-of-service requirements in anticipation of their effectiveness. Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers' non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we expect to assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations. Although it is still too early to ascertain the ultimate effect of these rules, based on our initial experience, our preliminary expectation is that the rules will not significantly disrupt our operations or materially affect our results of operations.

     Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. Our Phoenix, Arizona, Indianapolis, Indiana, and Katy, Texas, facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

     In addition to environmental regulations directly affecting our business, we are also subject to the effects of new tractor engine design requirements implemented by the EPA effective October 1, 2002. See "Revenue Equipment,"above.

Other Information

     We periodically examine investment opportunities in areas related to the transportation business. Our investment strategy is to add to shareholder value by investing in industry related businesses that will assist us in strengthening our overall position in the transportation industry, minimize our exposure to start-up risk and provide us with an opportunity to realize a substantial return on our investment. We own a 17% interest in Concentrek, Inc., a logistics business and a 19% interest in Knight Flight Services, LLC (which operates and leases a Cessna Citation 560 XL jet aircraft which we use in connection with our business). See the notes to our consolidated financial statements beginning on page F-9 of this report for additional information regarding these investments.



Item 2. Properties

     Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 65 acres. We own approximately 57 acres and approximately 8 acres are leased from Mr. Randy Knight, a director of the Company and one of our principal shareholders. See the section of our Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on May 21, 2004 entitled "Certain Relationships and Related Transactions - Lease of Property from Affiliate" for additional information. The following table provides information regarding the Company's facilities and/or offices:

Company Location                       Office         Shop         Fuel           Owned or Leased           Acres
----------------                       ------         ----         ----           ---------------           -----
Phoenix, Arizona                         Yes          Yes           Yes                Owned*                65*
Salt Lake City, Utah                     Yes          Yes           No                 Owned                  14
Portland, Oregon                         Yes          Yes           Yes                Leased                 5
Denver, Colorado                         Yes           No           No                 Leased                 6
Kansas City, Kansas                      Yes          Yes           Yes                Owned                  15
Katy, Texas                              Yes          Yes           Yes                Owned                  12
Indianapolis, Indiana                    Yes          Yes           Yes                Owned                  9
Charlotte, North Carolina                Yes          Yes           No                 Owned                  21
Gulfport, Mississippi                    Yes          Yes           No                 Leased                 8
Memphis, Tennessee                       Yes          Yes           Yes                Owned                  18
Atlanta, Georgia                         Yes           No           No                 Leased                 7
Las Vegas, Nevada                        Yes           No           No                 Leased                 2
Fontana, California                      Yes           No           No                 Owned                  14
Mobile, Alabama                          Yes           No           No                 Leased                 4
------------------
*8 acres are leased from Mr. Randy Knight, a director and principal shareholder of the Company.

     In addition, we lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary. The Company also leases excess trailer drop space at its facilities to other carriers.

     We believe that our facilities are suitable and adequate for our present needs. We periodically seek to improve our facilities or identify new favorable locations. We have not encountered any significant impediments to the location or addition of new facilities.



Item 3. Legal Proceedings

     We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions. See "Business - Safety and Risk Management." It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance.



Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Company's Common Equity and Related Shareholder Matters

     Our common stock is traded under the symbol KNGT on the The NASDAQ Stock Market - National Market System ("NASDAQ-NMS"). The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as quoted through the NASDAQ-NMS. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

                                                            High                       Low
                  2002
                  First Quarter                            $24.27                    $18.00
                  Second Quarter                           $23.45                    $17.00
                  Third Quarter                            $22.82                    $15.35
                  Fourth Quarter                           $21.53                    $14.67

                  2003
                  First Quarter                            $22.25                    $18.35
                  Second Quarter                           $25.75                    $19.30
                  Third Quarter                            $28.36                    $24.66
                  Fourth Quarter                           $27.55                    $23.00

     As of February 23, 2004, we had 69 shareholders of record. However, we believe that many additional holders of our stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

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

     See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2003, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Certain risks and other factors that may affect our results of operations and future performance results are set forth below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                         2003           2002            2001           2000           1999
                                                         ----           ----            ----           ----           ----
                                                 (Dollar amounts in thousands, except per share amounts and operating data)
                                                  ------------------------------------------------------------------------
Statements of Income Data:
         Revenue, before fuel surcharge               $ 326,856       $ 279,360      $ 241,679      $ 207,406      $ 151,490
         Fuel surcharge                                  13,213           6,430          9,139          9,453            969
         Total revenue                                  340,069         285,790        250,818        216,859        152,459
         Operating expenses                             280,620         238,296        211,266        184,836        126,548
         Income from operations                          59,449          47,494         39,552         32,023         25,910
         Net interest expense and other                   (651)           (149)         (7,485)(2)     (3,418)          (296)
         Income before income taxes                      58,798          47,345         32,067 (2)     28,605         25,614
         Net income                                      35,458          27,935         19,017 (2)     17,745         15,464
         Diluted earnings per share(1)                      .93             .73            .54 (2)        .53            .45

Balance Sheet Data (at End of Period):
         Working capital                               $ 69,916        $ 64,255       $ 51,749       $ 27,513       $ 15,887
         Total assets                                   321,226         284,844        241,114        206,984        164,545
         Long-term obligations, net of current              -0-          12,200          2,715         14,885         11,736
         Shareholders' equity                           239,923         199,657        167,696        105,121         82,814

Operating Data (Unaudited):
         Operating ratio(3)                                82.5%           83.4%          84.2%          85.2%          83.0%
         Operating ratio, excluding fuel
         surcharge(4)                                      81.8%           83.0%          83.6%          84.6%          82.9%
         Average revenue per mile(5)                   $   1.28        $   1.24        $  1.23       $   1.23       $   1.23
         Average length of haul (miles)                     532             543            527            530            491
         Empty mile factor                                 10.8%           10.7%          10.9%          10.5%          10.5%
         Tractors operated at end of period(6)            2,418           2,125          1,897          1,694          1,212
         Trailers operated at end of period               6,212           5,441          4,898          4,627          3,350

_________________________________

(1) Net income per share for 2000 and 1999 has been restated to reflect the stock splits on December 28, 2001 and June 1, 2001.
(2) Includes a pre-tax, non-cash write-off of $5.7 million in 2001 relating to an investment in Terion, Inc.
(3)  Operating expenses as a percentage of total revenue.
(4) Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.
(5) Average transportation revenue per mile based upon total revenue, exclusive of fuel surcharge.

(6) Includes: (a) 253 independent contract operated vehicles at December 31, 2003; (b) 209 independent contract operated vehicles at December 31, 2002;
     (c) 200 independent contractor operated vehicles at December 31, 2001; (d) 239 independent contractor operated vehicles at December 31, 2000; (e) 281 independent contractor operated vehicles at December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

     Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

Introduction

Business Overview

     We are a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 15 operating divisions located throughout the United States. Over the past five years we have achieved substantial revenue and income growth. During this period, our revenue, before fuel surcharge, grew at a 21% compounded annual rate from $125.0 million in 1998 to $326.9 million in 2003, and our net income grew at a 22% compounded annual rate from $13.3 million in 1998 to $35.5 million in 2003.

Operating and Growth Strategy

     Our operating strategy is focused on the following core elements:

     o Focusing on Regional Operations. We seek to operate primarily in high-density, predictable traffic lanes in selected geographic regions. We believe our regional operations allow us to obtain greater freight volumes and higher revenue per mile, and also enhance safety and driver recruitment and retention.

     o Maintaining Operating Efficiencies and Controlling Costs. We focus almost exclusively on operating dry-vans in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense traffic lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high driver to non-driver employee ratio, and regulating vehicle speed.

     o Providing a High Level of Customer Service. We seek to compete on the basis of service in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on-time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

     o Using Technology to Enhance Our Business. Our tractors are equipped with a satellite-based tracking and communications system to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. The majority of our trailers are equipped with tracking technology to allow us to manage our trailers more effectively, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

     The primary source of our revenue growth has been our ability to open new regional facilities in certain geographic areas and operate these facilities at a profit. During 2003, we established presences in Atlanta, Georgia and Denver, Colorado, and opened a regional facility in Las Vegas, Nevada in February 2004. Based on our current expectations concerning the economy, we anticipate opening two additional regional facilities in 2004 and adding 350 to 400 new tractors system-wide during the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria.

Revenue and Expenses

     We primarily generate revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Going forward, the recently effective revised hours-of-service regulations could have a negative impact on our miles per truck if they reduce the amount of time that our drivers spend driving. To the extent we are not able to offset any such impact through the collection of fees from shippers who retain our equipment or drivers, our revenue would be adversely affected.

     For much of the past three years, economic activity in the United States has been somewhat sluggish, which has limited to some extent our ability to obtain rate increases. During the second half of 2003, however, the United States economy experienced strong growth, which many forecasters anticipate will continue throughout 2004. Business inventory levels also improved in late 2003. We believe that if the economy continues to improve and inventory levels continue to increase, we should experience stronger and more stable freight demand among current and prospective customers in 2004 than we experienced in 2001, 2002, and the first half of 2003. Historically, the excess capacity in the transportation industry has limited our ability to improve rates. Over the past two years, the transportation industry has seen some reduction in capacity. We believe that the factors described above contributed to the 3.4% year-over-year improvement in our average revenue per mile in 2003. We hope that in 2004, lower capacity coupled with stronger freight demand will continue to provide us with better pricing power.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and owner-operator costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any operations center, in excess of 85% as unacceptable performance.

Recent Results of Operations and Year-End Financial Condition

     For the year ended December 31, 2003, our results of operations improved as follows versus the 2002 fiscal year:

     o Revenue, before fuel surcharge, increased 17.0%, to $326.9 million from $279.4 million;

     o    Net income increased 27.2%, to $35.5 million from $27.9 million; and

     o    Net income per diluted share increased to $0.93 from $0.73.

     During the fourth quarter of 2003, we added approximately 64 new tractors and experienced a temporary challenge attracting a sufficient number of drivers to optimize utilization of our expanded tractor fleet. In response to this challenge, we placed additional emphasis on our driver recruiting and retention efforts. This emphasis on recruiting and retention, coupled with one cent per mile increases in driver compensation implemented in September 2003 and January 2004, which will affect our costs going forward, have resulted in nearly all of our trucks being fully seated at this time.

     We invested significant time and resources training our driver and non-driver personnel and communicating with our customers in preparation for the effectiveness of the new hours-of-service rules on January 4, 2004. We are currently operating under the new rules, and have experienced minimal disruption in our operations to date. Although it is too early to ascertain the ultimate impact of the new rules, based on our initial experience, our preliminary expectation is that they will not materially affect our results of operations. See "Business - Regulation," above.

     At December 31, 2003 our balance sheet reflected $40.6 million in cash and investments, no long-term debt, after paying off the remaining $12.2 million balance on our line of credit during the fourth quarter of 2003, and shareholders' equity of $239.9 million. For the year, we generated $84.4 million in cash flow from operations and used $70.3 million for net capital expenditures, producing $14.1 million in free cash flow. Based on our recent historical results, we expect our operations to continue to fund growth and generate free cash flow, absent any significant acquisitions.

     We define free cash flow as net cash provided by operating activities less purchases of property and equipment, net. Both measures used to compute free cash flow are set forth in our consolidated statements of cash flows included elsewhere in this report. Management believes that free cash flow provides useful information to investors regarding the Company's ability to generate cash for purposes such as reinvesting in our business and making acquisitions. Free cash flow does not, however, take into account debt service requirements, if any, and other non-discretionary expenditures and therefore may not necessarily be indicative of amounts of cash available for discretionary uses. Free cash flow should be considered in addition to, and not in lieu of, net cash provided by, or used in, operating, investing, or financing activities, net income, and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

Risks Associated with Our Business

     We operate in an economic and legal environment that involves many different risks. These risks range from such unpredictable matters as the impact of new DOT revised hours-of-service regulations to continued unrest in the Middle East to general economic conditions and the pace of overall economic growth. We have described below, a number of these risks. See "Factors that May Affect Future Results," below. We expect that we will continue to be subject to these risks and to other risks that we have not anticipated. We will continue to rely upon our employees and upon our operating strategy to address these risks as best we can and we will continue to work towards delivering value to our shareholders.

Results of Operations

     The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for each of the three fiscal years indicated below. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

                                     2003       2002       2001                                        2003      2002      2001

Total revenue                       100.0%     100.0%     100.0%   Revenue, before fuel surcharge     100.0%    100.0%    100.0%
-------------                                                      ------------------------------
Operating expenses:                                                Operating expenses:
  Salaries, wages and benefits       30.8       32.8       32.6      Salaries, wages and benefits      32.0      33.5      33.8
  Fuel                               16.6       15.6       15.5      Fuel(1)                           13.3      13.6      12.3
  Operations and maintenance          6.0        6.0        5.5      Operations and maintenance         6.2       6.1       5.7
  Insurance and claims                4.9        4.3        4.1      Insurance and claims               5.1       4.4       4.2
  Operating taxes and licenses        2.7        2.6        2.8      Operating taxes and licenses       2.8       2.6       2.9
  Communications                      0.9        0.8        0.8      Communications                     0.9       0.9       1.0
  Depreciation and amortization       8.8        8.0        7.3      Depreciation and amortization      9.2       8.2       7.6
  Lease expense - revenue                                            Lease expense - revenue
    equipment                         2.2        3.3        3.4        equipment                        2.4       3.4       3.5
  Purchased transportation            7.4        7.6        9.4      Purchased transportation           7.7       7.8       9.7
  Miscellaneous operating                                            Miscellaneous operating
    expenses                          2.2        2.4        2.8        expenses                         2.2       2.5       2.9
                                    -----      -----      -----                                       -----     -----     -----
Total operating expenses             82.5       83.4       84.2    Total operating expenses            81.8      83.0      83.6
                                    -----      -----      -----                                       -----     -----     -----
Income from operations               17.5       16.6       15.8    Income from operations              18.2      17.0      16.4
Net interest and other expense(2)     0.2        0.0        3.0    Net interest and other expense       0.2       0.1       3.1
                                    -----      -----      -----                                       -----     -----     -----
Income before income taxes(2)        17.3       16.6       12.8    Income before income taxes          18.0      16.9      13.3
Income taxes(2)                       6.9        6.8        5.2    Income taxes                         7.1       6.9       5.4
                                    -----      -----      -----                                       -----     -----     -----
Net Income(2)                        10.4%       9.8%       7.6%   Net Income                          10.9%     10.0%      7.9%
                                    =====      =====      =====                                       =====     =====     =====

(1)  Net of fuel surcharge.
(2) Includes a pre-tax, non-cash write-off of $5,679,000 in 2001 relating to an investment in Terion, Inc.

     A discussion of our results of operations for the periods 2003 to 2002 and 2002 to 2001 is set forth below.

Fiscal 2003 Compared to Fiscal 2002

     Our total revenue for 2003 increased to $340.1 million from $285.8 million for 2002. Total revenue included $13.2 million of fuel surcharge revenue in the 2003 period and $6.4 million of fuel surcharge revenue in the 2002 period. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

     Revenue, before fuel surcharge, increased by 17.0% to $326.9 million in 2003 from $279.4 million in 2002. This increase primarily resulted from the expansion of our customer base and increased volume from existing customers, that was facilitated by a continued growth of our tractor and trailer fleet, which increased by 13.8% to 2,418 tractors (including 253 owned by independent contractors) as of

December 31, 2003, from 2,125 tractors (including 209 owned by independent contractors) as of December 31, 2002. In addition, our average revenue per mile (exclusive of fuel surcharge) increased to $1.281 per mile for 2003, from $1.239 per mile for the same period in 2002.

     Salaries, wages and benefits expense decreased as a percentage of revenue, before fuel surcharge, to 32.0% in 2003 from 33.5% in 2002, primarily due to the improved efficiencies in the Company's personnel operations, improved utilization of revenue equipment, and a larger revenue base over which these largely fixed expenses were spread. As of December 31, 2003, 89.5% of our fleet was operated by Company drivers, compared to 90.2% as of December 31, 2002. For our drivers, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue before fuel surcharge, to 13.3% for 2003 from 13.6% in 2002, due mainly to improved collection of fuel surcharge revenue during 2003, which more than offset higher fuel prices. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2003, fuel surcharge was $13.2 million, compared to $6.4 million for the same period in 2002. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 16.6% for 2003 from 15.6% in 2002 as a result of higher fuel prices. We believe that higher fuel prices may continue to adversely affect our operating expenses throughout 2004, and that continued unrest in the Middle East could have a significant adverse effect on fuel prices. See "Factors that May Affect Future Results - If fuel prices increase significantly, our results of operations could be adversely affected," below. We have entered into fuel hedging agreements as a means of managing the cost of our fuel. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.2% for 2003 from 6.1% in 2002. This increase was primarily due to the slight aging our fleet. Independent contractors pay for the maintenance on their own vehicles.

     Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.1% for 2003, compared to 4.4% for 2002, primarily as a result of an increase in insurance premiums and higher self-insurance retention levels assumed by the Company. See "Business - Safety Risk Management," above.

     Operating taxes and license expense as a percentage of revenue, before fuel surcharge, increased to 2.8% for 2003 from 2.6% for 2002. The increase resulted primarily from an increase in miles run in higher tax rate states, along with increased licensing rates in certain states, for the 12 month period ended December 31, 2003.

     Communications expenses as a percentage of revenue, before fuel surcharge, remained relatively constant at 0.9% for both 2003 and 2002.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.2% for 2003 from 8.2% in 2002. This increase was primarily related to an increase in the percentage of our Company fleet comprised of purchased vehicles. At December 31, 2003, 82% of our Company fleet was comprised of purchased vehicles, compared to 74% at December 31, 2002. Our Company fleet includes purchased vehicles and vehicles acquired under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

     Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 2.4% for 2003, compared to 3.4% for 2002, primarily as a result of a decrease in the percentage of the Company fleet comprised of vehicles held under operating leases. Several of our operating lease agreements have variable payment terms that are amortized on a straight-line basis.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 7.7% and 7.8%for 2003 and 2002, respectively. As of December 31, 2003, 10.5% of our fleet was operated by independent contractors, compared to 9.8% at December 31, 2002. As of December 31, 2003, our total fleet included 253 tractors owned and operated by independent  contractors,  compared  to  209  tractors  owned  and  operated  by independent contractors at December 31, 2002. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed upon per-mile basis. To assist us in continuing to attract independent contractors, we may provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2003, we had $877,000 in loans outstanding to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.2% for 2003 from 2.5% in 2002, primarily due to increases in revenue per mile as well as increases in overall revenue which spread these generally fixed costs over greater revenue.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 81.8% for 2003, compared to 83.0% for 2002.

     Net interest expense as a percentage of revenue, before fuel surcharge, remained at less than 1.0% for both 2003 and 2002. We reduced our outstanding debt to $0.0 at December 31, 2003, compared to $14.9 million at December 31, 2002.

     Other expense for 2003 was comprised of an adjustment to the carrying value of an investment the Company has in an entity whose primary asset is a jet aircraft. Other expense as a percentage of revenue, before fuel surcharge, was 0.1% for 2003.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate declined from 41.0% in 2002 to 39.7% for 2003 as a result of state tax planning strategies.

     Income tax expense as a percentage of revenue, before fuel surcharge, increased to 7.1% for 2003, from 6.9% for 2002, primarily due to the overall decrease in our operating ratio.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 10.9% for 2003, compared to 10.0% in 2002.

Fiscal 2002 Compared to Fiscal 2001

     Revenue, before fuel surcharge, increased by 15.6% to $279.4 million in 2002 from $241.7 million in 2001. This increase primarily resulted from the expansion of our customer base and increased volume from existing customers, that was facilitated by a continued growth of our tractor and trailer fleet, which increased by 12.0% to 2,125 tractors (including 209 owned by independent contractors) as of December 31, 2002, from 1,897 tractors (including 200 owned by independent contractors) as of December 31, 2001. Additionally, our average revenue per mile (exclusive of fuel surcharge) increased to $1.239 per mile for 2002, from $1.227 per mile in 2001.

     Salaries, wages and benefits expense decreased as a percentage of revenue, before fuel surcharge, to 33.5% in 2002 from 33.8% in 2001, primarily due to the improved efficiencies in the Company's personnel operations, improved utilization of revenue equipment, and a larger revenue base over which these largely fixed expenses were spread. As of December 31, 2002, 90.2% of our fleet was operated by Company drivers, compared to 89.5% as of December 31, 2001. For our drivers, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased as a percentage of revenue, before fuel surcharge, to 13.6% for 2002 from 12.3% in 2001, due mainly to lower collection of fuel surcharge revenue during 2002 compared to 2001, along with the increase in the percentage of our fleet comprised of Company vehicles (as opposed to vehicles provided by independent contractors), from 89.5% in 2001 to 90.2% in 2002. These factors were partially offset by lower average fuel prices in 2002 compared to 2001. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2002, fuel surcharge was $6.4 million, compared to $9.1 million for the same period in 2001 as a result of lower fuel prices. As a percentage of total revenue, including fuel surcharge, fuel expense remained relatively constant at 15.6% for 2002 and 15.5% for 2001, as lower fuel prices in 2002 were offset by lower collection of fuel surcharge revenue during that year.

     Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.1% for 2002 from 5.7% in 2001. This increase was primarily due to a slight aging of the Company's fleet, along with the increase in the ratio of Company operated vehicles to independent contractor operated vehicles. Independent contractors pay for the maintenance on their own vehicles.

     Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 4.4% for 2002, compared to 4.2% for 2001, primarily as a result of the increase in insurance premiums and an increase in the frequency of claims experienced by the Company.

     Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased to 2.6% for 2002 from 2.9% for 2001. The decrease resulted primarily from a relative increase in miles run in lower tax rate states and an increase in equipment utilization for 2002.

     Communications expenses as a percentage of revenue, before fuel surcharge, remained relatively consistent at 0.9% and 1.0% for 2002 and 2001, respectively.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 8.2% for 2002 from 7.6% in 2001. This increase was primarily related to the increase in the percentage of our Company fleet comprised of purchased vehicles. At December 31, 2002, 74% of our Company fleet was comprised of purchased vehicles, compared to 67% at December 31, 2001. Our Company fleet includes purchased vehicles and vehicles acquired under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

     Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, was 3.4% for 2002, compared to 3.5% for 2001. Several of our operating lease agreements have variable payment terms that are amortized on a straight-line basis.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.8% in 2002 from 9.7% in 2001, primarily as a result of a decrease in the percentage of our total fleet comprised of independent contractors (as opposed to Company drivers). As of December 31, 2002, 9.8% of our fleet was operated by independent contractors, compared to 10.5% at December 31, 2001. As of December 31, 2002, the Company had 209 tractors owned and operated by independent contractors, compared to 200 tractors owned and operated by independent contractors at December 31, 2001. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed per-mile basis. To assist us in continuing to attract independent contractors, we provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2002, we had $2.4 million in loans outstanding to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.5% for 2002 from 2.9% in 2001, primarily due to decreased travel expenses and increases in equipment utilization.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 83.0% for 2002, compared to 83.6% for 2001.

     Net interest and other expense as a percentage of revenue, before fuel surcharge, decreased to 0.1% for 2002 from 0.7% for 2001, excluding the write-off in 2001 of our $5.7 million investment in Terion, Inc. This decrease was primarily the result of the Company's ability to reduce its outstanding debt to approximately $14.9 million at December 31, 2002, compared to $18.1 million at December 31, 2001. Debt reduction was facilitated, in part, by proceeds obtained from the public offering of our Common Stock that closed November 7, 2001. Also, our interest income was higher in 2002 compared to 2001 due to a higher average cash balance in 2002.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was remained relatively constant at 41.0% for 2002 and 40.7% for 2001.

     Income tax expense as a percentage of revenue, before fuel surcharge, increased to 6.9% for 2002, from 5.4% for 2001, primarily due to the recording of the non-recurring charge of our investment in Terion in 2001, as discussed below, along with a change in the mix of state tax liabilities.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 10.0% for 2002, compared to 7.9% in 2001. This percentage was 9.3% for 2001, excluding the write-off of our investment in Terion, as discussed below.

     During the third quarter of 2001, we recorded a non-recurring charge of $5.7 million to record the write-off of our entire investment in Terion, Inc. ("Terion"), a communications technology company, that we made during 1998 and 1999. We owned less than four percent of Terion and did not derive any revenue from our investment. We elected to write-off our investment for financial accounting purposes after Terion announced that it would cease operating its on-cab communications system. In January 2002, Terion filed for protection under Chapter 11 of the federal bankruptcy laws. The impact on earnings per diluted share was $0.10 for the year ended December 31, 2001. This write-off resulted in a reduction of net income, as a percentage of revenue before fuel surcharge, of 1.5% for the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

     The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

     Net cash provided by operating activities was approximately $84.4 million, $55.5 million, and $46.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase for 2003 was primarily the result of an increase in revenue coupled with an improvement in our operating ratio, an increase in claims reserve balances resulting from higher self insurance levels, and improvements made in our collection of accounts receivable.

     Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, land and leasehold improvements, totaled $70.3 million, $41.8 million and $30.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. We currently anticipate capital expenditures, net of trade-ins, of approximately $80.0 million for 2004. We expect these capital expenditures will be applied primarily to acquire new revenue equipment.

     Net cash used for financing activities was approximately $12.7 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. Net cash used for financing during these periods was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003. Net cash provided by financing activities was approximately $5.9 million for the year ended December 31, 2001, primarily as a result of the net proceeds of an underwritten stock offering, partially offset by principal and interest payments on debt.

     At December 31, 2003, we did not have any borrowing outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $10.0 million. At December 31, 2003, the line of credit consisted solely of issued but unused letters of credit totaling $7.7 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at December 31, 2003, 2002 and 2001.

     As of December 31, 2003, we held $40.6 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings and operating lease financing believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

     Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, historically we have utilized non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2003, we leased 393 tractors under operating leases with varying termination dates ranging from January 2004 to April 2006. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense - revenue equipment." Our rental expense related to operating leases was $7.6 million in 2003, compared to $9.4 million in 2002. The total amount outstanding under operating leases as of December 31, 2003, was $7.2 million, with $3.8 million due in the next 12 months. The effective annual interest rates under these operating leases range from 5.2% to 6.6%.

Tabular Disclosure of Contractual Obligations

     The following table sets forth, as of December 31, 2003, our contractual obligations and payments due by corresponding period for our short and long term operating expenses, including operating leases and other commitments.

            Contractual Obligations                             Payments (in thousands) due by period
------------------------------------------------ ---------------------------------------------------------------------
                                                              Less than 1                                More than 5
                                                   Total         year        1-3 years     3-5 years        years
                                                 ----------- -------------- ------------- ------------- --------------
Operating Lease Obligations(1)                       $7,162         $3,781        $3,381            --             --
Purchase Obligations (Revenue Equipment)(2)         $46,500        $46,500            --            --             --
                                                 ----------- -------------- ------------- ------------- --------------
Total                                               $53,662        $50,281        $3,381            --             --
                                                 =========== ============== ============= ============= ==============

(1) Operating Lease Obligations consists of amounts due under non-cancelable operating leases for the leasing of certain revenue equipment.

(2) Purchase Obligations (Revenue Equipment) represents the total purchase price under commitments to purchase tractors and trailers scheduled for delivery throughout 2004. Net of estimated trade-in values, the estimated amount due under these commitments is approximately $39.0 million.

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

     Revenue Recognition. We generally recognize revenue upon delivery of a shipment.

     Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the useful life of the property or equipment, which ranges from five to thirty years, with salvage values ranging from 10% to 40%. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets.

     Claims Reserves and Estimates. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. The significant recent increases in our self-insured retention for personal injury and property damage claims, from $100,000 in 2000 to $2.0 million currently, amplify the importance and potential impact of these estimates.

     Estimates also are involved in other aspects of our business. For instance, we make similar types of estimates concerning the collectibility of our accounts receivable and the concentration of our credit exposure based on our historical experience and certain assumptions about future events.

     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets, such as certain tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We continually evaluate strategies that would allow for the future utilization of our deferred tax assets and currently believe we have the ability to enact strategies to fully realize our deferred tax assets should our earnings in future periods not support the full realization of the deferred tax assets.

Seasonality

     In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, our revenue has not shown any significant seasonal pattern. Because we operate significantly in Arizona, California and the western United States, winter weather generally has not adversely affected our business. Continued expansion of our operations in the Midwest, Rocky Mountain area, East Coast, and the Southeast could expose us to greater operating variances due to seasonal weather in these regions. Shortages of energy and related issues in California, and elsewhere in the western United States, could result in an adverse effect on our operations and demand for our services if these shortages continue or increase. This risk may also exist in other regions in which we operate, depending upon availability of energy.

Selected Quarterly Financial Data

     The following table sets forth certain unaudited information about our revenue and results of operations on a quarterly basis for 2003 and 2002 (in thousands, except per share data):

                                                                             2003
                                         -----------------------------------------------------------------------------
                                              Mar 31             June 30             Sept 30             Dec 31
                                         ------------------ ------------------- ------------------ --------------------
Revenue, before fuel surcharge                $ 73,551            $ 81,790           $ 84,445           $ 87,070
Income from operations                          11,853              14,958             15,818             16,820
Net Income                                       7,077               8,950              9,463              9,968
Earnings per Common share:
     Basic                                     $  0.19             $  0.24            $  0.25            $  0.27
                                         ------------------ ------------------- ------------------ -------------------
     Diluted                                   $  0.19             $  0.23            $  0.25            $  0.26
                                         ------------------ ------------------- ------------------ -------------------

                                                                             2002
                                         -----------------------------------------------------------------------------
                                              Mar 31             June 30             Sept 30             Dec 31
                                         ------------------ ------------------- ------------------ -------------------

Revenue, before fuel surcharge                $ 61,890            $ 68,307           $ 72,777           $ 76,386
Income from operations                           9,410              11,315             12,498             14,271
Net Income                                       5,553               6,704              7,437              8,241
Earnings per Common share:
     Basic                                     $  0.15             $  0.18            $  0.20            $  0.22
                                         ------------------ ------------------- ------------------ -------------------
     Diluted                                   $  0.15             $  0.18            $  0.20            $  0.22
                                         ------------------ ------------------- ------------------ -------------------

Recently Adopted and to be Adopted Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, recognition of costs to consolidate facilities or relocate employees and recognition of costs for termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure requirements apply to financial statements for interim and annual periods ending after December 31, 2002. The application of this interpretation did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.", which was then revised in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies to variable interests in variable interest entities created after

January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation is not expected to have a material effect on our consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It applies to contracts entered into or modified after June 30, 2003, except as stated within the statement, and is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 applies to financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

Factors That May Affect Future Results

     Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, liability claims, regulatory requirements that may increase costs or decrease efficiency, including revised hours-of-service requirements for drivers, the availability of qualified drivers, interest rates, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, and increases in costs of compliance with, or decreases in efficiency resulting from, regulatory requirements, to the extent not offset by fuel surcharges and increases in freight rates, as well as downward changes in the resale value of revenue equipment, could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

     The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook.

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

     Ongoing insurance and claims expenses could significantly reduce our earnings

     Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. During 2003, we were self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence up from $1.75 million per occurrence in 2002. Our maximum self-retention for workers' compensation where a traffic accident is not involved remained constant in 2003 at $500,000 per occurrence. For 2004, we have retained our maximum self-retention for personal injury and property damage liability, cargo liability, collision, and comprehensive at $2.0 million per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our insurance policies for 2003 provided for excess personal injury and property damage liability up to a total of $35.0 million per occurrence and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Subsequent to December 31, 2003, the $35.0 million in excess coverage per occurrence for personal injury and property damage has been increased to $40.0 million. Our personal injury and property damage policies also include coverage for punitive damages where such coverage is allowed.

     If the number of claims for which we are self-insured increases, our operating results could be adversely affected. After several years of aggressive pricing in the 1990s, insurance carriers raised premiums and sought higher self-insurance retention levels, which increased our insurance and claims expense. The terrorist attacks of September 11, 2001, exacerbated already difficult conditions in the United States insurance market resulting in additional increases in our insurance expenses. If these costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

     Increased prices for, or increased costs of operating, new revenue equipment and decreases in the value of used revenue equipment may materially and adversely affect our earnings and cash flow.

     Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

     We currently have fixed amount repurchase, trade-in, or residual agreements with equipment manufacturers covering the substantial majority of our tractor fleet and a considerable portion of our trailer fleet. In some cases, we are required to purchase a specified quantity of replacement equipment from the manufacturer in order to obtain the benefit of these agreements. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels, in some cases significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to the terms of our agreements with them. If manufacturers refuse or unable to meet their obligations under our agreements with them, or if we decline to purchase the specified number of replacement units from the manufacturers, we may suffer a financial loss upon the disposition of our equipment, and could be forced to write down the value of our used equipment.

     The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease, more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. Additionally, the cost of operating the new EPA-compliant engines is expected to be somewhat higher than the cost of operating engines manufactured prior to October 1, 2002, due primarily to lower anticipated fuel efficiency and potentially higher maintenance expenses. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. We began operating tractors with engines meeting the EPA guidelines during 2003. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the tractors containing these engines have been slightly elevated, primarily as a result lower fuel efficiency and slightly higher depreciation.

     If fuel prices increase significantly, our results of operations could be adversely affected.

     We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela and elsewhere may also cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel.

     If the growth in our regional operations throughout the United States slows or stagnates, or if we are unable to commit sufficient resources to our regional operations, our results of operations could be adversely affected.

     Currently, a significant portion of our business is concentrated in the Arizona and California markets. A general economic decline or a natural disaster in either of these markets could have a materially adverse effect on our growth and profitability. If we are not able to continue our successful growth and expansion into the Midwest, South Central, Southeastern and Southern regions, and on the East Coast, our growth and profitability could be materially and adversely affected by general economic declines or natural disasters in those markets.

     In addition to our regional facility in Phoenix, Arizona, we have established regional operations in Salt Lake City, Utah; Portland, Oregon; Denver, Colorado; Kansas City, Kansas; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Memphis, Tennessee; Atlanta, Georgia; and Las Vegas, Nevada, in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy, as employed in the western United States, can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated.

     Our operations are subject to various governmental regulations which limit our business and the violation of which could result in substantial fines or penalties.

     The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT adopted revised hours-of-service regulations for drivers on April 28, 2003 that became effective on January 4, 2004. The revised regulations could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist us in managing the drivers' non-driving activities, such as loading, unloading, and waiting. If these changes reduce our miles per truck or increase our costs and these effects are not offset by higher rates or the collection of detention or other charges, our operating results could be materially and adversely affected. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. We also may become subject to new or more restrictive regulations relating to ergonomics or other matters. In addition to direct regulation by the DOT and other agencies, our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and are expected to become effective in 2007 which are discussed above under "Factors That May Affect Future Results - Increased prices for, or increased costs of operating, new revenue equipment and decreases in the value of used revenue equipment may materially and adversely affect our earnings and cash flow." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

     We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our terminal facilities are located adjacent to environmental "superfund" sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our facilities.

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

     Difficulty in attracting or retaining qualified drivers, including independent contractors could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, increased during the second half of 2003. If a shortage of drivers should occur, or if we were unable to continue to attract and contract with independent contractors, we could experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

     We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

     A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2003, our top 25 customers, based on revenue, accounted for approximately 49% of our revenue; our top 10 customers, approximately 29% of our revenue; and our top 5 customers, approximately 18% of our revenue. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

     Terion trailer-tracking technology may not be available to us, which could require us to incur the cost of replacement technology, and adversely affect our trailer utilization and our ability to assess detention charges.

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

     In April 1999, we invested approximately $200,000 to acquire a 17% minority interest in Concentrek, Inc. ("Concentrek"), a transportation logistics company, the remainder of which is owned by members of the Knight family and Concentrek's management. We also have loaned funds to Concentrek on a secured basis to fund a portion of its start-up costs. At December 31, 2003, the outstanding amount of these loans was approximately $2.0 million. If Concentrek's financial position does not continue to improve, and if it is unable to raise additional capital, we could be forced to write down all or part of our investment.

     We may not be successful in our acquisition strategy, which could limit our growth prospects.

     We may grow by acquiring other trucking companies or trucking assets. Acquisitions could involve the dilutive issuance of equity securities and/or our incurring additional debt. In addition, acquisitions involve numerous risks, including: difficulties in assimilating the acquired company's operations; the diversion of our management's attention from other business concerns; the risks of entering into markets in which we have had no or only limited direct experience; and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we were to make acquisitions in the future, we cannot assure you that we will be able to successfully integrate the acquired companies or assets into our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk changes in interest rate on debt and from changes in commodity prices.

     Under Financial  Accounting  Reporting Release Number 48 and Securities and
Exchange Commission rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

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

     Commodity Price Risk

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. For the fiscal year ended December 31, 2003, fuel expense, net of fuel surcharge, represented 16.2% of our total operating expenses, net of fuel surcharge, compared to 16.4% for the same period ending in 2002.

     We are party to three fuel hedging contracts relating to the price of heating oil on the New York Mercantile Exchange ("NYMX") that we entered into between October 2000 and February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At February 6, 2004, the price of heating oil on the NYMX was $0.86 for March 2004 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $1.0 million. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.0 million, after taking the loss on the hedging contracts into consideration. We have valued these items at fair value in the accompanying December 31, 2003, consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

     The consolidated balance sheets of Knight Transportation, Inc. and Subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, together with the related notes, the report of KPMG LLP, independent public accountants for the years ended December 31, 2003 and 2002, respectively, and the report of Arthur Andersen LLP, independent public accountants for the year ended December 31, 2001, are set forth at pages F-1 through F-21, below.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's fourth fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

Item 10. Directors and Executive Officers of the Company

     We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Class III Directors," "Continuing Directors," "Corporate Governance - Executive Officers of the Company," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - Audit Committee," "Corporate Governance -Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our in connection with the 2004 Annual Meeting of Shareholders to be held May 21, 2004.

Item 11. Executive Compensation

     We incorporate by reference the information contained under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Shareholders to be held May 21, 2004; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading "Executive Compensation" in such Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides certain information, as of December 31, 2003, with respect our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

                                        Equity Compensation Plan Information

                                                                                                Number of securities
                                                                                                 remaining eligible
                                               Number of securities                             for future issuance
                                                to be issued upon        Weighted average           under equity
                                                   exercise of           exercise price of       compensation plans
                                               outstanding options,     outstanding options    (excluding securities
                                               warrants and rights      warrants and rights          reflected
                                                                                                   in column (a))
               Plan category                           (a)                      (b)                     (c)
--------------------------------------------- ----------------------  -----------------------  ------------------------
Equity compensation plans
approved by security holders                        1,626,785                 $13.02                  683,600

Equity compensation plans not
approved by security holders                                0                      0                        0
                                              ----------------------  -----------------------  ------------------------
Total                                               1,626,785                 $13.02                  683,600
                                              ======================  =======================  ========================

     We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Shareholders to be held May 21, 2004.

Item 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Shareholders to be held May 21, 2004.

Item 14. Principal Accounting Fees and Services

     We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2004 Annual Meeting of Shareholders to be held May 21, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-21, below.

     1. Consolidated Financial Statements:

          Knight Transportation, Inc. and Subsidiaries
          Report of KPMG LLP, Independent Public Accountants
          Report of Arthur Andersen, Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
          Notes to Consolidated Financial Statements

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

     3.   Exhibits:

     The Exhibits required by Item 601 of Regulation S-K are listed at paragraph
(c), below, and at the Exhibit Index appearing at the end of this report.

(b) Reports on Form 8-K:

     During the fourth quarter ended December 31, 2003, the Company filed with, or furnished to, the Securities and Exchange Commission the following Current Report on Form 8-K:

     Current Report on Form 8-K dated October 15, 2003 (furnished to the Commission on October 16, 2003) regarding the issuance of a press release to report the Company's financial results for the quarter and nine months ended September 30, 2003.

(c) Exhibits:

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit
Number                           Descriptions
-------                          ------------

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

3.1.3   Third  Amendment  to Restated  Articles of  Incorporation  of the  Company.
        (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form
        10-K for the period ending December 31, 2002.)

3.2     Restated Bylaws of the Company.  (Incorporated  by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

3.2.1   First  Amendment  to  Restated  Bylaws  of the  Company.  (Incorporated  by
        reference  to Exhibit  3.2.1 to the  Company's  Report on Form 10-K for the
        period ending December 31, 2002.)

4.1     Articles  4, 10 and 11 of the  Restated  Articles of  Incorporation  of the
        Company.  (Incorporated  by reference to Exhibit 3.1 to this Report on Form
        10-K.)

4.2     Sections 2 and 5 of the Restated  Bylaws of the Company.  (Incorporated  by
        reference to Exhibit 3.2 to this Report on Form 10-K.)

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

10.4    Amended and Restated Knight  Transportation,  Inc. Stock Option Plan, dated as of February  10,  1998.  (Incorporated  by reference to Exhibit 1 to the
        Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)

10.5    Amended Indemnification Agreements between the Company, Don Bliss, Clark A.
        Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D.
        Madden,  Minor Perkins and Keith Turley,  and dated as of February 5, 1997.
        (Incorporated  by reference to Exhibit 10.6 to the Company's Report on Form
        10-K for the period ending December 31, 1996).

10.5.1  Indemnification  Agreements  between the  Company and  Timothy M. Kohl  and
        Matt Salmon,  dated as of October 16, 2000, and May 9, 2001,  respectively.
        (Incorporated  by reference to Exhibit  10.6.1 to the  Company's  Report on
        Form 10-K for the period ending December 31, 2001.)

10.5.2* Indemnification  Agreements  between the  Company and Mark  Scudder and
        Michael Garnreiter,  dated as of November 10, 1999, and September 19, 2003, respectively.

10.6    Master  Equipment Lease Agreement dated as of January 1, 1996,  between the
        Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the  Company's  Report on Form 10-K for the period  ended  December  31,
        1995.)

10.7    Purchase  Agreement  and  Escrow  Instructions  dated as of July 13,  1995, between the Company, Swift Transportation Co., Inc. and United Title Agency
        of Arizona.  (Incorporated  by reference  to Exhibit 10.8 to the  Company's
        Report on Form 10-K for the period ended December 31, 1995.)

10.7.1  First   Amendment  to  Purchase   Agreement  and  Escrow   Instructions.
        (Incorporated  by reference to Exhibit  10.8.1 to the  Company's  Report on
        Form 10-K for the period ended December 31, 1995.)

10.8    Purchase and Sale  Agreement  dated as of February  13,  1996,  between the
        Company and RR-1 Limited Partnership. (Incorporated by reference to Exhibit
        10.9 to the Company's Report on Form 10-K for the period ended December 31,
        1995.)

10.9    Asset  Purchase  Agreement  dated  March  13,  1999,  by and  among  Knight
        Transportation,  Inc.,  Knight  Acquisition  Corporation,  Action  Delivery
        Service,  Inc.,  Action  Warehouse  Services,  Inc.  and  Bobby  R.  Ellis.
        (Incorporated  by reference to Exhibit 2.1 to the

        Company's  Report  on Form 8-K  filed  with  the  Securities  and  Exchange
        Commission on March 25, 1999.)

10.10   Master  Equipment  Lease  Agreement  dated as of October 28, 1998,  between
        Knight   Transportation   Midwest,   Inc.,   formerly   known  as   "Knight
        Transportation  Indianapolis,  Inc." and Quad-K Leasing, Inc. (Incorporated
        by reference to Exhibit 10.11 to the Company's  Report on Form 10-K for the
        period ending December 31, 1999.)

10.11   Consulting   Agreement   dated  as  of  March  1,   2000   between   Knight
        Transportation,  Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-K for the period ending
        December 31, 1999.)

10.12   Stock  Purchase  Agreement  dated  April  19,  2000  by  and  among  Knight
        Transportation,  Inc., as Buyer, John R. Fayard,  Jr., and John Fayard Fast
        Freight,  Inc.  (Incorporated  by reference to the Company's Report on Form
        8-K filed with the Securities and Exchange Commission on May 4, 2000.)

10.13   Credit  Agreement by and among  Knight  Transportation,  Inc.,  Wells Fargo
        Bank and  Northern  Trust  Bank,  dated  April 6,  2001.  (Incorporated  by reference  to Exhibit  10(a) to the  Company's  Report on Form 10-Q for the
        period ending June 30, 2001.)

10.13.1  Modification   Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation,  Inc.  and Wells  Fargo  Bank,  dated  February  13,  2003.
        (Incorporated  by reference to Exhibit  10.14.1 to the Company's  Report on
        Form 10-K for the period ending December 31, 2002.)

10.13.2*  Modification  Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003.

10.13.3*  Modification  Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003.

10.14   Knight  Transportation,  Inc.  2003 Stock  Option  Plan.  (Incorporated  by
        reference  to Exhibit 1 to the  Company's  Definitive  Proxy  Statement  on
        Schedule 14A relating to its Annual Meeting of Shareholders held on May 21,
        2003.)

21.1*   Subsidiaries of the Company.

23.1*   Consent of KPMG LLP.

31.1*   Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002,  by Kevin P.
        Knight, the Company's Chief Executive Officer.

31.2*   Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002,  by David A.
        Jackson, the Company's Chief Financial Officer.

32.1*   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the  Sarbanes-Oxley  Act of 2002,  by Kevin P.  Knight,  the
        Company's Chief Executive Officer.

32.2*   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the  Sarbanes-Oxley  Act of 2002, by David A.  Jackson,  the
        Company's Chief Financial Officer.

------------------
*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KNIGHT TRANSPORTATION, INC.

                                By: /s/ Kevin P. Knight
                                -----------------------------------------------
                                Kevin P. Knight
Date:  February 24, 2004        Chief Executive Officer, in his capacity as such
                                and on behalf of the registrant

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature and Title                                                  Date
         -------------------                                                  ----

/s/ Kevin P. Knight                                                    February 24, 2004
-------------------------------------------------
Kevin P. Knight, Chairman of the Board,
Chief Executive Officer, Director

/s/ Gary J. Knight                                                     February 24, 2004
-------------------------------------------------
Gary J. Knight, Vice Chairman, Director

/s/ Timothy M. Kohl                                                    February 24, 2004
-------------------------------------------------
Timothy M. Kohl, President, Secretary, Director

/s/ Keith T. Knight                                                    February 24, 2004
-------------------------------------------------
Keith T. Knight, Executive Vice President, Director

/s/ David A. Jackson                                                   February 24, 2004
-------------------------------------------------
David A. Jackson, Chief Financial Officer

/s/ Robert L. Johnson                                                  February 24, 2004
-------------------------------------------------
Robert L. Johnson, Corporate Controller

/s/ Randy Knight                                                       February 24, 2004
-------------------------------------------------
Randy Knight, Director

/s/ Mark Scudder                                                       February 24, 2004
-------------------------------------------------
Mark Scudder, Director

/s/ Donald A. Bliss                                                    February 24, 2004
-------------------------------------------------
Donald A. Bliss, Director

/s/ G. D. Madden                                                       February 24, 2004
-------------------------------------------------
G.D. Madden, Director

/s/ Matt Salmon                                                        February 24, 2004
-------------------------------------------------
Matt Salmon, Director

/s/ Michael Garnreiter                                                 February 24, 2004
-------------------------------------------------
Michael Garnreiter, Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Knight Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Knight Transportation, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 16, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Knight Transportation, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Knight Transportation, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Phoenix, Arizona
January 21, 2004

THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS' REPORT OF ARTHUR ANDERSEN LLP, THE FORMER AUDITOR FOR KNIGHT TRANSPORTATION, INC. ISSUED ON JANUARY 16, 2002. ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT. ADDITIONALLY, THE OPINION PRESENTED BELOW COVERS THE BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE STATEMENTS OF INCOME, COMPREHENSIVE INCOME, SHAREHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH STATEMENTS ARE NOT INCLUDED IN THIS REPORT ON FORM 10-K.

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

/s/ Arthur Andersen LLP

Phoenix, Arizona
January 16, 2002

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands)

                                                                                   2003                2002
                                                                             ----------------    ---------------
Assets

Current Assets:
   Cash and cash equivalents                                                 $         40,550    $        36,198
   Trade receivables, net of allowance for doubtful accounts of
     $1,942 and $1,325, respectively                                                   38,751             40,356
   Notes receivable, net of allowance for doubtful notes receivable
     of $137 and $142, respectively                                                       515                956
   Inventories and supplies                                                             1,336              1,345
   Prepaid expenses                                                                     7,490              9,653
   Income tax receivable                                                                1,761              1,004
   Deferred tax assets                                                                  5,667              3,428
                                                                             ----------------    ---------------
                                                                                       96,070             92,940
                                                                             ----------------    ---------------
Property and Equipment:
   Land and land improvements                                                          13,911             14,158
   Buildings and improvements                                                          17,166             12,898
   Furniture and fixtures                                                               4,916              6,134
   Shop and service equipment                                                           2,409              1,975
   Revenue equipment                                                                  256,803            211,184
   Leasehold improvements                                                                 968              1,049
                                                                             ----------------    ---------------
                                                                                      296,173            247,398
   Less:  accumulated depreciation and amortization                                   (83,238)           (70,505)
                                                                             ----------------    ---------------

          Property and Equipment, net                                                 212,935            176,893
                                                                             ----------------    ---------------
Notes Receivable, net of current portion                                                  362              1,487
                                                                             ----------------    ---------------

Other Assets                                                                           11,859             13,524
                                                                             ----------------    ---------------
                                                                             $        321,226    $       284,844
                                                                             ================    ===============


The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except par value)

                                                                                   2003                2002
                                                                             ----------------    ---------------

Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                                          $          3,408    $         7,749
   Accrued payroll                                                                      3,448              3,571
   Accrued liabilities                                                                  4,493              4,231
   Current portion of long-term debt                                                       -               2,715
   Claims accrual                                                                      14,805             10,419
                                                                             ----------------    ---------------
                                                                                       26,154             28,685

Line of Credit                                                                          -                 12,200
Deferred Tax Liabilities                                                               55,149             44,302
                                                                             ----------------    ---------------
                                                                                       81,303             85,187
                                                                             ----------------    ---------------
Commitments and Contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, $0.01 par value; 50,000 shares authorized;
     none issued                                                                           -                  -
   Common stock, $0.01 par value; 100,000 shares authorized;
     37,489 and 37,145 shares issued and outstanding at
     December 31, 2003 and 2002, respectively                                             375                371
   Additional paid-in capital                                                          77,942             73,521
   Accumulated other comprehensive loss                                                    -                (383)
   Retained earnings                                                                  161,606            126,148
                                                                             ----------------    ---------------
                                                                                      239,923            199,657
                                                                             ----------------    ---------------
                                                                             $        321,226    $       284,844
                                                                             ================    ===============


The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

                                                                     2003             2002              2001
                                                               --------------    --------------   --------------

Revenue:
   Revenue, before fuel surcharge                              $      326,856    $      279,360   $      241,679
   Fuel surcharge                                                      13,213             6,430            9,139
                                                               --------------    --------------   --------------
                  Total revenue                                       340,069           285,790          250,818
                                                               --------------    --------------   --------------

Operating Expenses:
   Salaries, wages and benefits                                       104,756            93,596           81,779
   Fuel                                                                56,573            44,389           38,934
   Operations and maintenance                                          20,345            17,150           13,892
   Insurance and claims                                                16,558            12,377           10,230
   Operating taxes and licenses                                         9,148             7,383            7,038
   Communications                                                       3,002             2,407            2,057
   Depreciation and amortization                                       30,066            22,887           18,417
   Lease expense - revenue equipment                                    7,635             9,370            8,511
   Purchased transportation                                            25,194            21,797           23,495
   Miscellaneous operating expenses                                     7,343             6,940            6,913
                                                               --------------    --------------   --------------
                                                                      280,620           238,296          211,266
                                                               --------------    --------------   --------------
                  Income from operations                               59,449            47,494           39,552
                                                               --------------    --------------   --------------

Other Income (Expense):
   Interest income                                                        560               935              708
   Interest expense                                                      (881)           (1,084)          (2,514)
   Other expense                                                         (330)                -           (5,679)
                                                               --------------    --------------   ---------------
                                                                         (651)             (149)          (7,485)
                                                               ---------------   --------------   --------------
                  Income before income taxes                           58,798            47,345           32,067
Income Taxes                                                          (23,340)          (19,410)         (13,050)
                                                               --------------    --------------   --------------
                  Net income                                   $       35,458    $       27,935   $       19,017
                                                               ==============    ==============   ==============

Basic Earnings Per Share                                       $         0.95    $         0.75   $         0.55
                                                               ==============    ==============   ==============

Diluted Earnings Per Share                                     $         0.93     $        0.73   $         0.54
                                                               ==============    ==============   ==============

Weighted Average Shares
   Outstanding - Basic                                                37,343             37,012           34,275
                                                               ==============    ==============   ==============

Weighted Average Shares
   Outstanding - Diluted                                              38,238             38,029           35,145
                                                               ==============    ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                         2003              2002             2001
                                                                     -------------    -------------     -------------

Net Income                                                           $      35,458    $      27,935     $      19,017

Other Comprehensive Income (Loss):
   Interest rate swap agreement, fair market value adjustment                  383              349              (732)
                                                                     -------------    -------------     -------------
Comprehensive Income                                                 $      35,841    $      28,284     $      18,285
                                                                     =============    =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)


                                                                                        Accumulated
                                         Common Stock                 Additional           Other
                             ---------------------------------         Paid-in          Comprehensive       Retained
                               Shares Issued         Amount            Capital             Income           Earnings         Total
                             ----------------    -------------     ---------------    ----------------    ------------    ----------

Balance, December 31, 2000            33,732    $         337     $        25,587    $              -     $     79,196     $ 105,120
   Exercise of stock options             422                4               1,994                   -                -         1,998
   Issuance of shares in
     stock offering, net of
     offering costs of $2,517          2,679               27              41,203                   -                -        41,230
   Issuance of common stock                1                -                  15                   -                -            15
   Tax benefit on stock
     option exercises                      -                -               1,048                   -                -         1,048
   Fair value adjustment of
     interest rate swap                    -                -                   -                (732)               -         (732)
   Net income                              -                -                   -                   -           19,017        19,017
                             ----------------    -------------     ---------------    ----------------    ------------    ----------
Balance, December 31, 2001            36,834              368              69,847                (732)          98,213       167,696
   Exercise of stock options             310                3               2,021                   -                -         2,024
   Issuance of common stock                1                -                  15                   -                -            15
   Tax benefit on stock
     option exercises                      -                -               1,638                   -                -         1,638
   Fair value adjustment of
     interest rate swap                    -                -                   -                 349                -           349
   Net income                              -                -                   -                   -           27,935        27,935
                             ----------------    -------------     ---------------    ----------------    ------------    ----------
Balance, December 31, 2002             37,145              371              73,521                (383)        126,148       199,657
   Exercise of stock options              343                4               2,219                   -               -         2,223
   Issuance of common stock                 1                -                  23                   -               -            23
   Tax benefit on stock
     option exercises                       -                -               2,179                   -               -         2,179
   Fair value adjustment of
     interest rate swap                     -                -                   -                 383               -           383
   Net income                               -                -                   -                   -          35,458        35,458
                             ----------------    -------------     ---------------    ----------------    ------------    ----------

Balance, December 31, 2003             37,489    $         375     $        77,942    $              -    $    161,606    $  239,923
                             ================    =============     ===============    ================    ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

                                                                     2003             2002              2001
                                                                -------------     -------------    -------------
Cash Flows From Operating Activities:
   Net income                                                   $      35,458     $      27,935    $      19,017
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                   30,066            22,887           18,417
       Write-off of investment                                            330               -              5,679
       Non-cash compensation expense for issuance of
         common stock to certain members of board of directors             23                15               15
       Provision for allowance for doubtful accounts and
         notes receivable                                                 811               613              470
       Deferred income taxes                                            8,608             9,280            3,225
       Interest rate swap agreement - fair value change                   383               349              -
       Tax benefit on stock option exercises                            2,179             1,638            1,048
       Changes in assets and liabilities:
         Decrease (increase) in trade receivables                         804            (9,200)           1,775
         Decrease (increase) in inventories and supplies                    9               561           (1,113)
         Decrease (increase) in prepaid expenses                        2,163            (1,689)          (2,946)
         (Increase) decrease in income tax receivable                    (757)             (361)             562
         (Increase) decrease in other assets                              (54)               75             (272)
         (Decrease) in accounts payable                                  (141)             (363)          (2,287)
         Increase in accrued liabilities and claims accrual             4,525             3,747            2,576
                                                                -------------     -------------    -------------
                  Net cash provided by operating activities            84,407            55,487           46,166
                                                                -------------     -------------    --------------

Cash Flows From Investing Activities:
   Purchases of property and equipment, net                           (70,308)          (41,811)         (30,378)
   Investment in/advances from (to) other companies                     1,389            (1,845)          (1,334)
   Decrease (increase) in notes receivable                              1,556             1,366           (2,357)
                                                                -------------     -------------    -------------
                 Net cash used in investing activities                (67,363)          (42,290)         (34,069)
                                                                -------------     -------------    -------------

Cash Flows From Financing Activities:
   Payments on line of credit, net                                    (12,200)              -            (21,800)
   Payments of long-term debt                                          (2,715)           (3,159)         (14,489)
   Payments of accounts payable - equipment                               -                 -             (1,051)
   Proceeds from issuance of common stock                                 -                 -             43,747
   Payment of stock offering costs                                        -                 -             (2,517)
   Proceeds from exercise of stock options                              2,223             2,024            1,998
                                                                -------------     -------------    -------------
                  Net cash (used in) provided by
                    financing activities                              (12,692)           (1,135)           5,888
                                                                --------------    --------------   -------------
Net Increase in Cash and Cash Equivalents                               4,352            12,062           17,985
Cash and Cash Equivalents, beginning of year                           36,198            24,136            6,151
                                                                -------------     -------------    -------------
Cash and Cash Equivalents, end of year                          $      40,550     $      36,198    $      24,136
                                                                =============     =============    =============

Supplemental Disclosures:
   Noncash investing and financing transactions:
     Equipment acquired included in accounts payable            $          74     $       4,274    $         -

   Cash flow information:
     Income taxes paid                                          $      13,334     $       8,581    $       7,482
     Interest paid                                                        474               996            2,489


The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001




1. Organization and Summary of Significant Accounting Policies

     a.   Nature of Business

     Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah; Gulfport, Mississippi; Kansas City, Kansas; Portland, Oregon; Memphis, Tennessee; Atlanta, Georgia; and Denver, Colorado. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

     b.   Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the parent company Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material intercompany items and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     Notes  Receivable  - Included  in notes  receivable  are  amounts  due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in monthly installments, including principal and interest at 10%, over periods generally ranging from three to five years.

     Inventories and Supplies - Inventories and supplies consist primarily of tires and spare parts which are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization on property and equipment is calculated by the straight-line method over the following estimated useful lives:

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

     The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2003, 2002, and 2001, repairs and maintenance expense totaled approximately $12.3 million, $9.8 million and $8.9 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

     Other Assets - Other assets include:

                                                                                       2003              2002
                                                                                  -------------    -------------
                                                                                  (In thousands)   (In thousands)

                  Investment in and related advances to Concentrek, Inc.          $       2,245    $       3,620
                  Investment in Knight Flight, LLC                                        1,388            1,718
                  Goodwill                                                                8,434            8,434
                  Other                                                                     722              682
                  Accumulated amortization                                                 (930)            (930)
                                                                                  -------------    -------------
                                                                                  $      11,859    $      13,524
                                                                                  =============    =============

     In April 1999, the Company acquired a 17% interest in Concentrek, Inc. ("Concentrek") through the purchase of shares of Concentrek's Class A Preferred Stock for $200,000. The remaining 83% interest in Concentrek is owned by Randy, Kevin, Gary and Keith Knight and members of Concentrek's management. The Company has made loans to Concentrek to fund start-up costs. At December 31, 2003, the total outstanding amount of these loans was approximately $2.0 million. Of the total loan amounts, $824,500 is evidenced by a promissory note that is convertible into Concentrek's Class A Preferred Stock, and $1.2 million is evidenced by a promissory note which is personally guaranteed by Randy, Kevin, Gary and Keith Knight. Both loans are secured by a lien on Concentrek's assets. These loans are on parity with respect to their security. This investment is recorded at cost and the Company's ownership percentage in this investment was less than 20% at December 31, 2003 and 2002 and the Company does not have significant influence over the operating decisions of that entity. See Note 6.

     In 1998 and 1999, the Company invested in a communications technology company. The Company owned less than four percent of that technology company and did not derive any revenue from its investment. In August 2001, the investee announced changes to its strategic operations which caused the Company to evaluate the investment for impairment. During 2001, the Company elected to write-off this investment in accordance with its policy on evaluating the impairment of long-lived assets. The investee, subsequent to the Company writing-off the investment, filed for bankruptcy protection. This $5.7 million charge is reflected in other expense for the year-ended December 31, 2001, in the accompanying consolidated financial statements.

     In November 2000, the Company acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which purchased and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unaffiliated entity, which leases the aircraft on behalf of Knight Flight. The cost of the aircraft to Knight Flight was $8.9 million. The Company originally invested $1.7 million in Knight Flight to obtain a 19% interest in order to assure access to charter air travel for the Company's employees. During 2003 the Company recorded a $330,000 reduction in the carrying value of this investment to more closely reflect the fair value of the primary asset of that entity. The Company has no further financial commitments to Knight Flight. The remaining 81% interest in Knight Flight is owned by Randy, Kevin, Gary and Keith Knight, who have personally guaranteed the balance of the debt incurred to finance the purchase of the aircraft, and have agreed to contribute any capital required to meet any cash short falls. The Company has a priority use right for the aircraft. This investment is accounted for on the equity method. According to terms under an operating agreement with Knight Flight, losses are first allocated to those members with the 81% ownership interest. Since Knight Flight has incurred losses to date, no adjustment has been made to the investment under the equity method of accounting, except for the impairment charge noted above. All operating losses to date have been allocated to the 81% members pursuant to the operating agreement. See Note 6.

     Impairment  of  Long-Lived  Assets  -  Statement  of  Financial  Accounting
     Standards ("SFAS") No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over respective estimated useful lives.

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

     Stock-Based Compensation - At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in
     Note 8. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards for the years ended December 31 (in thousands, except per share data):

                                                                        2003           2002         2001
                                                                        ----           ----         ----

             Net income, as reported                           $       35,458        27,935       19,017
             Deduct total stock-based employee compensation
             expense determined under fair-value-based method
             for all rewards, net of tax                               (1,018)         (682)         134
                                                                       ------        ------       ------

             Pro forma net income                              $       34,440        27,253       19,151

             Diluted earnings per share - as reported          $         0.93          0.73         0.54
             Diluted earnings per share - pro forma            $         0.90          0.72         0.54

     Financial Instruments - The Company's financial instruments include cash equivalents, trade receivables, notes receivable, accounts payable and notes payable. Due to the short-term nature of cash equivalents, trade receivables and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes receivable and notes payable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 4.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2003, 2002 and 2001, aggregated approximately 11% of revenues. Revenue from the Company's single largest customer represented approximately 4% of revenues for each of the years 2003, 2002, and 2001.

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

     Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted EPS computations for 2003, 2002, and 2001, are as follows (In thousands, except per share data):

                               2003                                   2002                                  2001
              ------------------------------------   ------------------------------------   ------------------------------------
              Net Income      Shares     Per Share   Net Income      Shares     Per Share   Net Income      Shares     Per Share
              (numerator)  (denominator)  Amount     (numerator)  (denominator)  Amount     (numerator)  (denominator)  Amount
              -----------  ------------  ---------   -----------  ------------  ---------   -----------  ------------  ---------

Basic EPS     $   35,458       37,343    $     .95   $   27,935        37,012   $     .75   $   19,017        34,275   $     .55
                                         =========                              =========                              =========

Effect of stock
options              -            895                       -           1,017                      -             870
              -----------  ------------              -----------  ------------              -----------  ------------

Diluted EPS   $   35,458       38,238    $    .93    $   27,935        38,029   $     .73   $   19,017        35,145   $     .54
              ===========  ============  =========   ===========  ============  =========   ===========  ============  =========

     Segment Information - Although the Company has fifteen operating divisions, it has determined that it has one reportable segment. Fourteen of the divisions are managed based on the regions of the United States in which each operates. Each of these divisions have similar economic characteristics as they all provide short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131 "Disclosures about Segments of an Enterprise". As a result, the Company has determined that it is appropriate to aggregate its operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operating divisions as the Company's consolidated financial statements present its one reportable segment.

     Derivative and Hedging information - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, " Accounting for Certain Derivative Instruments and Hedging Activities." This statement, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, the Company discontinues hedge accounting prospectively.

     The Company is party to three contracts relating to the price of heating oil on the New York Merchantile Exchange ("NYMX") that were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. If the price of heating oil on the NYMX falls below $0.58 per gallon the Company may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005.

     Recently Adopted and to be Adopted Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, recognition of costs to consolidate facilities or relocate employees and recognition of costs for termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The disclosure requirements apply to financial statements for interim and annual periods ending after December 31, 2002. The application of this interpretation did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.", which was revised in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation is not expected to have a material effect on our consolidated financial statements.

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

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

     The Company identified its reporting units to be at the same level as the operating segments as of January 1, 2002. As of January 1, 2002, the Company had eight operating segments, however, these operating segments have been aggregated and reported as one reportable segment in accordance with the aggregation provisions of SFAS No. 131. In applying this same aggregation criteria, the Company determined that it had one reporting unit as of January 1, 2002 under SFAS No. 142 "Goodwill and Other Intangible Assets". At January 1, 2002, the carrying value of the reporting unit goodwill was $7.5 million. The Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of the reporting unit exceeded its carrying amount and the Company was not required to recognize an impairment loss.

     Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because goodwill is no longer being amortized. Thus, the following transitional disclosure presents 2001 net income and earnings per share, adjusted as shown below as if SFAS No. 142 had been applied (in thousands, except per share data):

                                                                          2001
                                                                        --------

        Net income                                                      $ 19,017

        Add Back:  amortization of goodwill,  net of
        taxes*                                                               653
                                                                             ---

        Adjusted net income                                             $ 19,670
                                                                        ========

        Basic earnings per share                                        $   0.55

        Add back: amortization of goodwill, net of taxes*                   0.02
                                                                        --------

        Adjusted basic net earnings per share                           $   0.57
                                                                        ========

        Diluted earnings per share                                      $   0.54

        Add back: amortization of goodwill, net of taxes*                   0.02
                                                                        --------
        Adjusted diluted earnings per share                             $   0.56
                                                                        ========


     * Amortization of goodwill was non-deductible for income tax purposes, therefore, the tax component of the adjustment for amortization of goodwill is $0.


2. Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2003. Long-term debt consisted of the following at December 31, 2002 (in thousands):

                                                                                   2002
                                                                             ----------------
         Note payable to financial institution with monthly principal and interest payments of $193 through October 2003; the note
         is unsecured with interest at a fixed rate of 5.75%.                $          1,876

         Notes payable to a third party with a payment totaling $839 due in
         2003;the note is secured by real property of the Company and has an imputed interest
         rate of 7.0%                                                                     839
                                                                             ----------------
                                                                                        2,715
         Less - current portion                                                        (2,715)
                                                                             ----------------

                                                                             $            -
                                                                             ================

The Company maintains a revolving line of credit (see Note 5) ), which permits revolving borrowings and letters of credit totaling $10.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). During 2001, the Company entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. On November 7, 2001, the Company paid $762,500 to settle this swap agreement. The amount paid was included in other comprehensive loss and has been fully amortized to interest expense at December 31, 2003. At December 31, 2003, there were no outstanding revolving borrowings on the line of credit and issued but unused letters of credit under the line of credit totaled $7.7 million.

Under the terms of the line of credit and certain notes payable, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company is also required to maintain certain other covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2003.

3. Income Taxes

Income tax expense consists of the following (in thousands):

                                                                       2003             2002            2001
                                                                -------------     -------------    -----------
         Current income taxes:
            Federal                                             $      12,292     $       7,849    $     7,952
            State                                                       2,440             2,281          1,872
                                                                -------------     -------------    -----------
                                                                       14,732            10,130          9,824
                                                                -------------     -------------    -----------
         Deferred income taxes:
            Federal                                                     9,779             7,656          2,649
            State                                                      (1,171)            1,624            577
                                                                -------------     -------------    -----------
                                                                        8,608             9,280          3,226
                                                                -------------     -------------    -----------
                                                                $      23,340     $      19,410    $    13,050
                                                                =============     =============    ===========

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

                                                                       2003             2002            2001
                                                                -------------     -------------    -----------

         Tax at the statutory rate (35%)                        $      20,579     $      16,571    $    11,223
         State income taxes, net of federal benefit                     1,924             1,749            826
          Other, net                                                      837             1,090          1,001
                                                                -------------     --------------   -----------
                                                                $      23,340     $      19,410    $    13,050
                                                                =============     =============    ===========

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are as follows (in thousands):

                                                                                     2003                 2002
                                                                                  ----------           ----------
       Short-term deferred tax assets:
            Claims accrual                                                        $    5,585           $    3,764
            Other                                                                      1,370                1,041
                                                                                  ----------           ----------
                                                                                  $    6,955           $    4,805
                                                                                  ----------           ----------
       Short -term deferred tax liabilities:
         Prepaid expenses deducted for tax purposes                                   (1,288)              (1,377)
                                                                                  ----------           ----------
       Short-term deferred tax assets, net                                        $    5,667           $    3,428
                                                                                  ==========           ==========
       Long-term deferred tax liabilities:
         Property and equipment depreciation                                      $   54,892           $   43,934
         Other                                                                           257                  368
                                                                                  ----------           ----------
                                                                                  $   55,149           $   44,302
                                                                                  ==========           ==========

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

4. Commitments and Contingencies

     a. Purchase Commitments

     As of December 31, 2003, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of $46.5 million for delivery throughout 2004. The estimated purchase price does not reflect estimated trade-in values of approximately $7.5 million that the Company expects to realize in connection with the purchase of this revenue equipment. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

     b. Other

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under pending legal proceedings is adequately provided for in the accompanying consolidated financial statements.

     On July 31, 2002, the Company reached a resolution of our litigation with Freightliner, L.L.C. ("Freightliner") through successful mediation. The Company initiated suit to protect its contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made by Freightliner. Of the net benefits recognized under the settlement agreement, the majority has been recognized as an adjustment to the basis of the tractors acquired from Freightliner, which will be depreciated over the estimated lives of the underlying equipment. In addition, Freightliner agreed to and did deliver 250 tractors under the settlement agreement.

     c. Operating Leases

     The Company leases certain revenue equipment under non-cancelable operating leases. Substantially all of the leases do have early buy-out options under which the Company has an option to terminate the leases before the lease term by purchasing the equipment at specified costs according to the buy-out agreements In accordance with SFAS No. 13, Accounting for Leases, the rental expense is reflected as an operating expense under "Lease expense - revenue equipment." Rent expense related to these lease agreements totaled approximately $7.6 million, $9.4 million and $8.5
     million,   for  the  years  ended   December  31,  2003,   2002  and  2001,
     respectively.

     Future lease payments under non-cancelable operating leases are as follows (in thousands):

                  Year Ending
                  December 31,                                 Amount
                  ------------                              ------------
                     2004                                   $      3,781
                     2005                                          2,951
                     2006                                            430
                                                            ------------
                                                            $      7,162
                                                            ============

5. Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and worker's compensation. During 2003, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence, and the maximum self-retention for a separate worker's compensation claim was $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies for 2003 provided for excess personal injury and property damage liability up to a total of $35.0 million per occurrence (which amount was increased to $40.0 million subsequent to December 31, 2003) and cargo liability, collision, comprehensive and worker's compensation coverage up to a total of $10.0 million per occurrence. The Company also maintains excess coverage for employee medical expenses and hospitalization, and damage to physical properties.

The claims accrual represents accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $7.7 million. These letters of credit reduce the available borrowings under the Company's line of credit. See Note 2.

6. Related Party Transactions

The Company leases land and facilities from a shareholder and director of the Company, with monthly payments of $6,900. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense under this lease was approximately $83,000 during each of 2003 and 2002, and $81,000 during 2001.

During 2003,  2002,and 2001,  the Company made advances of $225,000,  $1,845,000 and $750,000, respectively to Concentrek, an entity in which the Company holds a 17% interest. The remaining 83% interest in Concentrek is held by certain officers, directors, and/or shareholders of the Company and members of Concentrek's management. During 2003 the Company received $1,600,000 from Concentrek towards these advances. See Note 1.

The Company paid approximately $11,000, $50,000 and $90,000 for certain of its key employees' life insurance premiums during 2003, 2002, and 2001, respectively. A portion of the premiums paid is included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

During 2003, 2002 and 2001, the Company purchased approximately $565,000, $250,000 and $1.1million, respectively, of communications equipment and services from the communications technology company in which it formerly had an investment. The Company originally owned less than four percent of that technology company, and during 2001 that investment was completely written off. See Note 1.

During 2003, 2002 and 2001, the Company paid approximately $25,000, $22,000 and $64,500, respectively, for legal services to a firm that employs a member of the Company's Board of Directors.

During 2003, 2002 and 2001, the Company paid approximately $404,000, $326,000 and $620,000, respectively, for travel services for its employees to Knight Flight, an entity in which the Company holds a 19% interest. The remaining 81% interest in Knight Flight is held by certain officers, directors, and/or shareholders of the Company. See Note 1.

The Company has a consulting agreement with a shareholder, director, and former officer and employee of the Company to provide services related to marketing and consulting and paid this person approximately $50,000 in each of 2003, 2002 and 2001.

Total Warehousing, Inc., a corporation that is substantially owned by a shareholder and director of the Company, provided general warehousing services to the Company in the amount of approximately $3,000, $15,000 and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Shareholders' Equity

In November 2001, the Company issued 2,678,907 shares of common stock at $16.33 (the Offering). The Offering consisted of 4,928,907 shares of common stock comprised of 2,678,907 of newly issued Company shares and 2,250,000 shares from existing shareholders. The net proceeds from the offering were $41.2 million after deducting offering costs of $2.5 million.

During 2003, 2002 and 2001, certain non-employee Board of Director members each received their director fees of $6,000, $5,000 and $5,000, respectively, through the issuance of common stock in equivalent shares. The Company issued a total of 960, 798 and 1,200 shares of common stock to certain directors during 2003, 2002 and 2001, respectively.

8. Employee Benefit Plans

     a.   2003 Stock Option Plan

     The Company has maintained a stock option plan for the benefit of officers, employees and directors since 1994. During 2003 the Company's Board of Directors approved adoption of the "2003 Stock Option Plan" ("2003 Plan"), along with the termination of the previous plan, which was scheduled to expire in 2004. The Company's shareholders approved the 2003 Plan at its annual meeting in May 2003. All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan. The 2003 Plan has 1,000,000 shares of common stock reserved for issuance thereunder. The 2003 Plan will terminate on February 5, 2013. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the discretion to determine the employees, officers and independent directors who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the
     Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common shares on the grant date and a ten-year restriction on the option term.

     Independent directors are not permitted to receive incentive stock options. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price, which may not be less than 85% of the fair market value on the date of grant, and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The Plan provides that each independent director may receive, on the date of appointment to the Board of Directors, non-qualified stock options to purchase 2,500 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of the grant. In addition Independent Directors will receive non-qualified stock options to purchase 500 shares for each calendar year an Independent Director is a Director.

     At December 31, 2003, 1,626,785 unexercised options granted under the 2003 Plan and the previous plan were outstanding. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003; risk free interest rate of 5.00%, expected life of six years, expected volatility of 50%, expected dividend rate of zero, and expected forfeitures of 3.82%. The following weighted average assumptions were used for grants in 2002; risk free interest rate of 3.36%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.92%. The following weighted average assumptions were used for grants in 2001; risk free interest rate of 5.25%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.83%.

                                                     2003                     2002                    2001
                                            ---------------------  ----------------------   ----------------------
                                                         Weighted                Weighted                Weighted
                                                          Average                 Average                 Average
                                                         Exercise                Exercise                Exercise
                                              Options      Price     Options       Price      Options      Price
                                           -----------  --------- -----------   ---------   -----------   --------

         Outstanding at beginning of year    1,793,008    $  9.58   1,940,570    $  7.52    1,922,022     $  6.16
           Granted                             308,700      25.58     313,750      19.01      643,573        9.89
           Exercised                          (341,899)      6.50    (303,725)      6.35     (421,576)       5.02
           Forfeited                          (133,024)     12.16    (157,587)      9.52     (203,449)       7.25
                                              --------    ------- -----------    -------    ---------     -------
         Outstanding at end of year          1,626,785    $ 13.02   1,793,008    $  9.58    1,940,570     $  7.52
                                             =========    ======= ===========    =======    =========     =======
         Exercisable at end of year            349,100    $  6.15     599,932    $  6.39      385,704        8.55
                                             =========    ======= ===========    =======    =========     =======

         Weighted average fair value of
           options granted during the period              $ 14.00                $ 11.35                  $  5.49
                                                          =======                =======                   ======

     Options outstanding at December 31, 2003, have exercise prices between $3.56 and $25.73. There were 692,300 options outstanding with exercise prices ranging from $3.56 to $7.65 with weighted average exercise prices of $6.40 and weighted average remaining contractual lives of 5.8 years. There were 373,786 options outstanding with exercise prices ranging from $9.89 to $15.29 with weighted average exercise prices of $10.98 and weighted average contractual lives of 8.7 years. There were 560,699 options outstanding with exercise prices ranging from $16.07 to $25.73 with weighted average exercise prices of $22.56 and weighted average contractual lives of 9.1 years.

     b. 401(k) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2003, 2002, and 2001, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $172,000, $150,000 and $125,000 in 2003, 2002 and 2001,
     respectively.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

                                                 Balance at                                             Balance at
                                                 Beginning          Expense                                End
                                                 of Period         Recorded          Deductions         of Period
                                               -------------    --------------      ------------      -------------
Allowance for doubtful accounts:
     Year ended December 31, 2003              $       1,325    $         801     $        (184) (1)  $       1,942
     Year ended December 31, 2002                      1,132              537              (344) (1)          1,325
     Year ended December 31, 2001                      1,121              456              (445) (1)          1,132

Allowance for doubtful notes receivable:
     Year ended December 31, 2003                        142               10               (15) (1)            137
     Year ended December 31, 2002                         66               76                -                  142
     Year ended December 31, 2001                         81               14               (29) (1)             66

Claims accrual:
     Year ended December 31, 2003                     10,419           16,558           (12,172) (2)         14,805
     Year ended December 31, 2002                      7,509           12,377            (9,467) (2)         10,419
     Year ended December 31, 2001                      5,554           10,230            (8,275) (2)          7,509

(1) Write-off of bad debts

(2) Cash paid for claims and premiums

                                  EXHIBIT INDEX

Exhibit
Number                           Descriptions
-------                          ------------

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

3.1.3   Third  Amendment  to Restated  Articles of  Incorporation  of the  Company.
        (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form
        10-K for the period ending December 31, 2002.)

3.2     Restated Bylaws of the Company.  (Incorporated  by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

3.2.1   First  Amendment  to  Restated  Bylaws  of the  Company.  (Incorporated  by
        reference  to Exhibit  3.2.1 to the  Company's  Report on Form 10-K for the
        period ending December 31, 2002.)

4.1     Articles  4, 10 and 11 of the  Restated  Articles of  Incorporation  of the
        Company.  (Incorporated  by reference to Exhibit 3.1 to this Report on Form
        10-K.)

4.2     Sections 2 and 5 of the Restated  Bylaws of the Company.  (Incorporated  by
        reference to Exhibit 3.2 to this Report on Form 10-K.)

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

10.4    Amended and Restated Knight  Transportation,  Inc. Stock Option Plan, dated as of February  10,  1998.  (Incorporated  by reference to Exhibit 1 to the
        Company's Notice and Information Statement on Schedule 14(c) for the period ending December 31, 1997.)

10.5    Amended Indemnification Agreements between the Company, Don Bliss, Clark A.
        Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D.
        Madden,  Minor Perkins and Keith Turley,  and dated as of February 5, 1997.
        (Incorporated  by reference to Exhibit 10.6 to the Company's Report on Form
        10-K for the period ending December 31, 1996).

10.5.1  Indemnification  Agreements  between the  Company and  Timothy M. Kohl  and
        Matt Salmon,  dated as of October 16, 2000, and May 9, 2001,  respectively.
        (Incorporated  by reference to Exhibit  10.6.1 to the  Company's  Report on
        Form 10-K for the period ending December 31, 2001.)

10.5.2* Indemnification  Agreements  between the  Company and Mark  Scudder and
        Michael Garnreiter,  dated as of November 10, 1999, and September 19, 2003, respectively.

10.6    Master  Equipment Lease Agreement dated as of January 1, 1996,  between the
        Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the  Company's  Report on Form 10-K for the period  ended  December  31,
        1995.)

10.7    Purchase  Agreement  and  Escrow  Instructions  dated as of July 13,  1995, between the Company, Swift Transportation Co., Inc. and United Title Agency
        of Arizona.  (Incorporated  by reference  to Exhibit 10.8 to the  Company's
        Report on Form 10-K for the period ended December 31, 1995.)

10.7.1  First   Amendment  to  Purchase   Agreement  and  Escrow   Instructions.
        (Incorporated  by reference to Exhibit  10.8.1 to the  Company's  Report on
        Form 10-K for the period ended December 31, 1995.)

10.8    Purchase and Sale  Agreement  dated as of February  13,  1996,  between the
        Company and RR-1 Limited Partnership. (Incorporated by reference to Exhibit
        10.9 to the Company's Report on Form 10-K for the period ended December 31,
        1995.)

10.9    Asset  Purchase  Agreement  dated  March  13,  1999,  by and  among  Knight
        Transportation,  Inc.,  Knight  Acquisition  Corporation,  Action  Delivery
        Service,  Inc.,  Action  Warehouse  Services,  Inc.  and  Bobby  R.  Ellis.
        (Incorporated  by reference to Exhibit 2.1 to the

        Company's  Report  on Form 8-K  filed  with  the  Securities  and  Exchange
        Commission on March 25, 1999.)

10.10   Master  Equipment  Lease  Agreement  dated as of October 28, 1998,  between
        Knight   Transportation   Midwest,   Inc.,   formerly   known  as   "Knight
        Transportation  Indianapolis,  Inc." and Quad-K Leasing, Inc. (Incorporated
        by reference to Exhibit 10.11 to the Company's  Report on Form 10-K for the
        period ending December 31, 1999.)

10.11   Consulting   Agreement   dated  as  of  March  1,   2000   between   Knight
        Transportation,  Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-K for the period ending
        December 31, 1999.)

10.12   Stock  Purchase  Agreement  dated  April  19,  2000  by  and  among  Knight
        Transportation,  Inc., as Buyer, John R. Fayard,  Jr., and John Fayard Fast
        Freight,  Inc.  (Incorporated  by reference to the Company's Report on Form
        8-K filed with the Securities and Exchange Commission on May 4, 2000.)

10.13   Credit  Agreement by and among  Knight  Transportation,  Inc.,  Wells Fargo
        Bank and  Northern  Trust  Bank,  dated  April 6,  2001.  (Incorporated  by reference  to Exhibit  10(a) to the  Company's  Report on Form 10-Q for the
        period ending June 30, 2001.)

10.13.1  Modification   Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation,  Inc.  and Wells  Fargo  Bank,  dated  February  13,  2003.
        (Incorporated  by reference to Exhibit  10.14.1 to the Company's  Report on
        Form 10-K for the period ending December 31, 2002.)

10.13.2*  Modification  Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003.

10.13.3*  Modification  Agreement  to  Credit  Agreement  by  and  among  Knight
        Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003.

10.14   Knight  Transportation,  Inc.  2003 Stock  Option  Plan.  (Incorporated  by
        reference  to Exhibit 1 to the  Company's  Definitive  Proxy  Statement  on
        Schedule 14A relating to its Annual Meeting of Shareholders held on May 21,
        2003.)

21.1*   Subsidiaries of the Company.

23.1*   Consent of KPMG LLP.

31.1*   Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002,  by Kevin P.
        Knight, the Company's Chief Executive Officer.

31.2*   Certification  pursuant to Item  601(b)(31) of  Regulation  S-K, as adopted pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002,  by David A.
        Jackson, the Company's Chief Financial Officer.

32.1*   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the  Sarbanes-Oxley  Act of 2002,  by Kevin P.  Knight,  the
        Company's Chief Executive Officer.

32.2*   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the  Sarbanes-Oxley  Act of 2002, by David A.  Jackson,  the
        Company's Chief Financial Officer.

------------------
*  Filed herewith.