Form 10-Q
period 2004-03-31
KNIGHT TRANSPORTATION INC
filed 2004-05-10
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2004 was 37,557,486 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            Page Number
Item 1.                    Financial Statements

                           Condensed Consolidated Balance Sheets as of March 31, 2004                          1
                             and December 31, 2003 (Unaudited)

                           Condensed Consolidated Statements of Income for the three                           3
                             months ended March 31, 2004 and 2003 (Unaudited)

                           Condensed Consolidated Statements of Cash Flows for the three                       4
                             months ended March 31, 2004 and 2003 (Unaudited)

                           Notes to Condensed Consolidated Financial Statements (Unaudited)                    6

Item 2.                    Management's Discussion and Analysis of Financial Condition                         14
                             and Results of Operations

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk                          24

Item 4.                    Controls and Procedures                                                             25

Part II - OTHER INFORMATION
                                                                                                               26
Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities and Use of Proceeds                                           26

Item 3.                    Defaults Upon Senior Securities                                                     26

Item 4.                    Submission of Matters to a Vote of Security Holders                                 26

Item 5.                    Other Information                                                                   26

Item 6.                    Exhibits and Reports on Form 8-K                                                    26

Signatures                                                                                                     29

PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (unaudited)
                   As of March 31, 2004 and December 31, 2003
                                 (In thousands)

                                                       March 31, 2004                December 31, 2003
                                                   ------------------------        -----------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                       $             40,933            $            40,550
   Accounts receivable, net                                      44,488                         38,751
   Notes receivable, net                                            409                            515
   Inventories and supplies                                       1,614                          1,336
   Prepaid expenses                                               6,699                          7,490
   Income tax receivable                                           -                             1,761
   Deferred tax asset                                             5,670                          5,667
                                                   ------------------------        -----------------------

         Total current assets                                    99,813                          96,070
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                         13,936                          13,911
   Buildings and improvements                                    18,356                          17,166
   Furniture and fixtures                                         5,241                           4,916
   Shop and service equipment                                     2,503                           2,409
   Revenue equipment                                            275,223                         256,803
   Leasehold improvements                                         1,007                             968
                                                   ------------------------        -----------------------

                                                                316,266                         296,173
   Less:  Accumulated depreciation
              nd amortization                                  (88,064)                        (83,238)
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT, net                                     228,202                         212,935
                                                   ------------------------        -----------------------
NOTES RECEIVABLE - long-term                                        187                             362
GOODWILL                                                          7,504                           7,504
OTHER ASSETS                                                      4,416                           4,355
                                                   ------------------------        -----------------------

                                                   $            340,122            $            321,226
                                                   ========================        =======================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                   As of March 31, 2004 and December 31, 2003
                        (In thousands, except par values)

                                                                          March 31, 2004              December 31, 2003
                                                                     ------------------------    ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                  $             6,453         $                3,408
    Accrued payroll                                                                 3,988                          3,448
    Accrued liabilities                                                             8,880                          4,493
    Claims accrual                                                                 15,708                         14,805
                                                                     ------------------------    ---------------------------

     Total current liabilities                                                     35,029                         26,154


DEFERRED INCOME TAXES                                                              55,292                         55,149
                                                                     ------------------------    ---------------------------

     Total liabilities                                                             90,321                         81,303
                                                                     ------------------------    ---------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $0.01 par value;
      authorized 50,000 shares;
      none issued and outstanding                                                     -                              -
    Common stock, $0.01 par value; authorized
      100,000 shares; 37,531 and 37,489
      issued  and  outstanding at March 31, 2004
      and December 31, 2003, respectively                                             375                            375
    Additional paid-in capital                                                     78,509                          77,942
    Retained earnings                                                             170,917                         161,606
                                                                     ------------------------    ---------------------------

     Total shareholders' equity                                                   249,801                         239,923
                                                                     ------------------------    ---------------------------

                                                                      $           340,122         $               321,226
                                                                     ========================    ===========================


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                       March 31,

                                                                              2004                 2003
                                                                              ----                 ----
                 REVENUE:
                      Revenue, before fuel surcharge                            $90,243              $73,551
                      Fuel surcharge                                              4,069                3,658
                                                                        -----------------     ----------------

                       Total revenue                                             94,312               77,209
                                                                        -----------------     ----------------

                 OPERATING EXPENSES:
                      Salaries, wages and benefits                               30,130               23,791
                      Fuel                                                       16,714               14,228
                      Operations and maintenance                                  5,661                4,688
                      Insurance and claims                                        4,889                3,827
                      Operating taxes and licenses                                2,224                2,126
                      Communications                                                869                  720
                      Depreciation and amortization                               8,898                6,786
                      Lease expense - revenue
                        equipment                                                 1,233                1,975
                      Purchased transportation                                    6,588                5,512
                      Miscellaneous operating
                        expenses                                                  1,719                1,703
                                                                        -----------------     ----------------
                                                                                 78,925               65,356
                                                                        -----------------     ----------------

                     Income from operations                                      15,387               11,853
                                                                        -----------------     ----------------

                 OTHER INCOME (EXPENSE):
                      Interest income                                               124                  136
                      Interest expense                                               -                  (202)
                                                                        -----------------     ----------------

                                                                                    124                  (66)
                                                                        -----------------     ----------------

                      Income before taxes                                        15,511               11,787

                 INCOME TAXES                                                    (6,200)              (4,710)
                                                                        -----------------     ----------------

                      Net income                                                 $9,311               $7,077
                                                                        =================     ================

                 Net income per common share and common share
                 equivalent:
                                               Basic                              $0.25                $0.19
                                                                        =================     ================
                                               Diluted                            $0.24                $0.19
                                                                        =================     ================

                 Weighted average number of common shares and
                 common share equivalents outstanding:
                                               Basic                             37,507               37,192
                                                                        =================     ================
                                               Diluted                           38,273               38,087
                                                                        =================     ================


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                              March 31,

                                                                                      2004                        2003
                                                                                      ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   9,311                  $   7,077
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization                                                  8,898                      6,786
        Non-cash compensation expense for issuance of
         common stock to certain members of board of directors                            13                         18
        Provision for allowance for doubtful accounts
          and notes receivable                                                           (53)                       136
        Interest rate swap agreement - fair value change                                  -                          84
        Tax benefit on stock option exercises                                            298                        567
        Deferred income taxes                                                            140                      2,143
Changes in assets and liabilities:
        (Increase) decrease in trade receivables                                      (5,733)                       426
        (Increase) in inventories and supplies                                          (279)                      (155)
        Decrease (increase) in prepaid expenses                                          791                     (2,514)
        Decrease in income tax receivable                                              1,762                         -
        (Increase) in other assets                                                       (62)                       (66)
        (Decrease) increase in accounts payable                                         (731)                       304
        Increase in accrued liabilities and claims accrual                             5,830                      3,696
                                                                            ---------------------       ------------------

        Net cash provided by operating activities                                     20,185                     18,502
                                                                            ---------------------       ------------------

CASH FLOW FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                                           (20,390)                   (20,498)
        Investment in/advances to other companies                                         -                        (100)
        Decrease in notes receivable                                                     332                        281
                                                                            ---------------------       ------------------

        Net cash used in investing activities                                        (20,058)                   (20,317)
                                                                            ---------------------       ------------------


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                     Three Months Ended
                                                                                         March 31,

                                                                             2004                          2003
                                                                             ----                          ----
CASH FLOW FROM FINANCING ACTIVITIES:

     Payments on long-term debt                                                    -                         (1,393)
     Proceeds from exercise of stock options                                      256                           594
                                                                     ----------------------        ---------------------

      Net cash provided by (used in) financing activities                         256                          (799)
                                                                     ----------------------        ---------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                              383                        (2,614)
CASH AND CASH EQUIVALENTS,
     beginning of period                                                       40,550                        36,198
                                                                     ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                                   $   40,933                    $   33,584
                                                                     ======================        =====================


SUPPLEMENTAL DISCLOSURES:

     Noncash investing and financing transactions:
       Equipment acquired in accounts payable                              $    3,849                    $    7,341
       Net book value of revenue equipment traded                               2,338                         2,249

     Cash flow information:
       Income taxes paid                                                   $      145                    $      216
       Interest paid                                                               -                            169






        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.   Financial Information

The accompanying condensed consolidated financial statements include the accounts of Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     a.   Nature of Business

     Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul, truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching and maintenance services. The Company also has operations in Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Salt Lake City, Utah; Gulfport, Mississippi; Kansas City, Kansas; Portland, Oregon; Memphis, Tennessee; Atlanta, Georgia; Denver, Colorado; and Las Vegas, Nevada. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

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

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization on property and equipment is calculated by the straight-line method over the following estimated useful lives:

                                                             Years
                                                            -------
               Land improvements                               5
               Buildings and improvements                    20-30
               Furniture and fixtures                          5
               Shop and service equipment                     5-10
               Revenue equipment                              5-10
               Leasehold improvements                          10

     Goodwill - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002 we identified our reporting units to be at the same level as the operating segments; however, these operating segments have been aggregated and reported as one reportable segment in accordance with the aggregation provisions of SFAS No. 131. In applying this same aggregation criteria, we determined that we had one reporting unit, and we completed step one of the test for impairment, which indicated that the fair value, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis, of the reporting unit exceeded the carrying value of the reporting unit. In accordance with SFAS No. 142, our policy is to evaluate this goodwill for impairment at least annually, or more frequently should any of the certain circumstances as listed in SFAS No. 142 occur.

     Other Assets - Other assets include:

                                                                                2004              2003
                                                                            -------------    -------------
                                                                            (In thousands)   (In thousands)
            Investment in and related advances to Concentrek, Inc.          $       2,245    $       2,245
            Investment in Knight Flight, LLC                                        1,388            1,388
            Other                                                                     783              722
                                                                                      ---              ---
                                                                            $       4,416    $       4,355
                                                                            =============    =============

     In April 1999, we acquired a 17% interest in Concentrek, Inc. ("Concentrek") through the purchase of shares of Concentrek's Class A Preferred Stock for $200,000. This stock does not have voting rights except in connection with certain major corporate events, such as a merger, consolidation, or sale of substantially all of Concentrek's assets. The remaining 83% interest in Concentrek is owned by Randy, Kevin, Gary and Keith Knight and members of Concentrek's management. We have made loans to Concentrek to fund start-up costs. At March 31, 2004, the total outstanding amount of these loans was approximately $2.0 million. Of the total loan amounts, $824,500 is evidenced by a promissory note that is convertible into Concentrek's Class A Preferred Stock, and according to the note agreement, the conversion of which would not result in our ownership in Concentrek to exceed 17%. The remaining $1.2 million is evidenced by a promissory note which is personally guaranteed by Randy, Kevin, Gary and Keith Knight. Both loans are secured by a lien on Concentrek's assets. These loans are on parity with respect to their security. This investment is recorded at cost and our ownership percentage in this investment was less than 20% at March 31, 2004 and we do not have significant influence over the operating decisions of that entity.

     In November 2000, we acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which purchased and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unaffiliated entity, which leases the aircraft on behalf of Knight Flight. We have no further financial commitments to Knight Flight. The remaining 81% interest in Knight Flight is owned by Randy, Kevin, Gary and Keith Knight, who have personally guaranteed the balance of the debt incurred to finance the purchase of the aircraft, and have agreed to contribute any capital required to meet any cash short falls. We have a priority use right for the aircraft. This investment is accounted for on the equity method.

     We evaluate equity securities for other than temporary declines in value at each balance sheet date.

     Impairment  of  Long-Lived  Assets  -  Statement  of  Financial  Accounting
     Standards ("SFAS") No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect our financial statements. Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Recoverability of long-lived assets is dependent upon, among other things, our ability to continue to achieve profitability, in order to meet our obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over respective estimated useful lives.

     Revenue Recognition - We recognize revenues, including fuel surcharges, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery.

     Income Taxes - We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

     Segment Information - Although we have sixteen operating divisions, we have determined that we have one reportable segment. Fifteen of the divisions are managed based on the regions of the United States in which each operates. Each of these divisions has similar economic characteristics as they all provide short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131 "Disclosures about Segments of an Enterprise". As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

     Derivative and Hedging information - All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of firm commitment ("fair value" hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, we discontinue hedge accounting prospectively. In August and September 2000, and in July 2001, we entered into three agreements, respectively; these three contracts relate to the price of heating oil on the New York Mercantile Exchange ("NYMX") and were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. The three agreements described above are stated at their fair market value in the accompanying condensed consolidated financial statements.

     During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding on our line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount was included in other comprehensive income and had been fully amortized to interest expense at December 31, 2003.

     Recently Adopted and to be Adopted Accounting Pronouncements -- In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", which was revised in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation did not have a material effect on our consolidated financial statements.

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

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.   Stock-Based Compensation

Stock-Based Compensation - At March 31, 2004, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share data):

                                                                     2004            2003
                                                                 -------------    -------------
        Net income, as reported                                    $   9,311        $   7,077
        Deduct total stock-based employee
        compensation expense determined under
        fair-value-based method for all rewards, net
        of tax                                                          (289)            (220)
                                                                 -------------    -------------

        Pro forma net income                                       $   9,022        $   6,857
                                                                 =============    =============

        Diluted earnings per share - as reported                   $    0.24        $    0.19
                                                                 =============    =============
        Diluted earnings per share - pro forma                     $    0.24        $    0.18
                                                                 =============    =============

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk free interest rate of 3.5%; expected life of seven years; expected volatility of 50%; expected dividend yield rate of zero; and expected forfeitures of 3.39%. The following weighted average assumptions were used for grants in 2003: risk free interest rate 3.36%; expected life of six years; expected volatility of 52%; expected dividend yield rate of zero; and expected forfeitures of 3.92%.

Note 3.   Net Income Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003, is as follows:

                                                   Three Months Ended
                                                        March 31,

                                                2004                2003
                                                ----                ----

Weighted average common
 shares outstanding  - basic                      37,507              37,192

Effect of stock options                              766                 895
                                           ----------------    ----------------

Weighted average common
 share and common share
 equivalents outstanding -
 diluted                                          38,273              38,087
                                           ================    ================

Net income                                        $9,311              $7,077
                                           ================    ================

 Net income per common share and
 common share equivalent
                  Basic                            $0.25               $0.19
                                           ================    ================
                  Diluted                          $0.24               $0.19
                                           ================    ================

Note 4.   Comprehensive Income

Comprehensive income for the period was as follows:

                                                   Three Months Ended
                                                        March 31,

                                                2004                2003
                                                ----                ----

Net income                                        $9,311              $7,077

Other comprehensive income:
Interest rate swap agreement - fair
market value adjustment                                -                  84
                                           ----------------    ----------------

Comprehensive income                              $9,311              $7,161
                                           ================    ================

Note 5.   Segment Information

Although we have sixteen operating divisions, we have determined that we have one reportable segment. Fifteen of the divisions are managed based on regions in the United States in which we operate. Each of these divisions has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No.
131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

Note 6.   Derivative Instruments and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, we discontinue hedge accounting prospectively.

In August and September 2000, and in July 2001, we entered into three agreements, respectively, which are derivative instruments. These three contracts relate to the price of heating oil on the New York Mercantile Exchange ("NYMX") and were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. The three agreements described above are stated at their fair market value in the accompanying condensed consolidated financial statements.

During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding on our line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount was included in other comprehensive income and had been fully amortized to interest expense at December 31, 2003.

Note 7.   Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.

Introduction

Business Overview

     We are a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 15 operating divisions located throughout the United States. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 21% compounded annual rate from $125.0 million in 1998 to $326.9 million in 2003, and our net income grew at a 22% compounded annual rate from $13.3 million in 1998 to $35.5 million in 2003.

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

     o Using Technology to Enhance Our Business. Our tractors are equipped with a satellite-based tracking and communications system to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. A significant number of our trailers are equipped with tracking technology to allow us to manage our trailers more effectively, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

     The primary source of our revenue growth has been our ability to open new regional facilities in certain geographic areas and operate these facilities at a profit. During 2003, we established presences in Atlanta, Georgia and Denver, Colorado, and opened a regional facility in Las Vegas, Nevada in February 2004. We anticipate opening our 16th operating division in Eastern Pennsylvania during the second quarter of 2004. Based on our current expectations concerning the economy, we anticipate opening at least one other new regional facility in 2004 and adding 350 to 400 new tractors system-wide during the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria.

Revenue and Expenses

     We primarily generate revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Going forward, the recently effective revised hours-of-service regulations could have a negative impact on our miles per truck if they reduce the amount of time that our drivers spend driving. To the extent we are not able to offset any such impact through the collection of fees from shippers who retain our equipment or drivers, our revenue would be adversely affected. Although it is still too early to ascertain the ultimate impact of the new hours-of-service regulations, our preliminary expectation is that they will not materially affect our results of operations. We invested significant time and resources training our driver and non-driver personnel and communicating with our customers in preparation for the effectiveness of the new rules in January 2004, and have experienced minimal disruption in our operations to date.

     For much of the past three years, economic activity in the United States has been somewhat sluggish, which has limited to some extent our ability to obtain rate increases. During the second half of 2003, however, the United States economy experienced strong growth, which many forecasters anticipate will continue throughout 2004. Business inventory levels also improved in late 2003. We believe that if the economy continues to improve and inventory levels continue to increase, we should experience stronger and more stable freight demand among current and prospective customers in 2004 than we experienced in 2001, 2002, and the first half of 2003. Historically, the excess capacity in the transportation industry has limited our ability to improve rates. Over the past two years, however, the transportation industry has seen some reduction in capacity. We hope that, in 2004, lower capacity coupled with stronger freight demand will continue to provide us with better pricing power.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and owner-operator costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals, and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any operations center, in excess of 85% as unacceptable performance.

Recent Results of Operations and Quarter-End Financial Condition

     For the quarter ended March 31, 2004, our results of operations improved as follows versus the same period in 2003:

     o Revenue, before fuel surcharge, increased 22.7%, to $90.2 million from $73.6 million;

     o    Net income increased 31.6%, to $9.3 million from $7.1 million; and

     o    Net income per diluted share increased to $0.24 from $0.19.

     We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 8.6% to $2,853 in the first quarter of 2004 from $2,628 in the first quarter of 2003. This improvement was driven by a 4.1% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.489 from $1.430 and a 4.9% increase in average miles per tractor to 28,142 from 26,838. We believe these increases were attributable to stronger freight demand and a better rate environment in the 2004 quarter primarily due to the improving U.S. economy. Rate and mile improvements were partially offset by a 6.3% increase in our percentage of non-revenue miles to 11.8% for the first quarter of 2004 from 11.1% for the same period in the prior year, which was principally due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of the highest rates.

     In addition, in the first quarter of 2004 we saw considerable improvement in our driver hiring and retention situation. During the fourth quarter of 2003, we experienced a temporary challenge attracting a sufficient number of drivers to optimize utilization of our tractor fleet. In response to this challenge, we placed additional emphasis on our driver recruiting and retention efforts. We believe these steps, coupled with one cent per mile increases in driver compensation implemented in September 2003 and January 2004, which affected our costs in the first quarter of 2004 and will continue to affect our costs going forward, have effectively addressed the driver issues that we previously were experiencing.

     At March 31, 2004 our balance sheet reflected $40.9 million in cash and cash equivalents, no long-term debt, and shareholders' equity of $249.8 million. For the quarter, we generated $20.2 million in cash flow from operations and used $20.4 million for net capital expenditures.

Results of Operations

     The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the quarters ended March 31, 2004, and 2003. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

                                     Quarter Ended                                        Quarter Ended
                                       March 31,                                            March 31,
                                 ---------------------                                ---------------------
                                   2004        2003                                      2004       2003
                                 ---------   ---------                                ---------   ---------
Total revenue                      100.0%     100.0%    Revenue, before fuel surcharge   100.0%     100.0%
                                 ---------   ---------                                ---------   ---------
Operating expenses:                                     Operating expenses:
Salaries, wages and                                     Salaries, wages and
benefits                            32.0       30.8     benefits                          33.4       32.3
Fuel                                17.7       18.4     Fuel(1)                           14.0       14.4
Operations and                                          Operations and
maintenance                          6.0        6.1     maintenance                        6.3        6.4
Insurance and claims                 5.2        5.0     Insurance and claims               5.4        5.2
Operating taxes and                                     Operating taxes and
licenses                             2.4        2.8     licenses                           2.5        2.9
Communications                       0.9        0.9     Communications                     1.0        1.0
Depreciation and                                        Depreciation and
amortization                         9.4        8.8     amortization                       9.9        9.2
Lease expense - revenue                                 Lease expense - revenue
        equipment                    1.3        2.5             equipment                  1.4        2.7
Purchased transportation             7.0        7.1     Purchased transportation           7.3        7.5
Miscellaneous operating                                 Miscellaneous operating
       expenses                      1.8        2.2            expenses                    1.9        2.3
                                 ---------   ---------                                ---------   ---------
Total operating expenses            83.7       84.6     Total operating expenses          82.9       83.9
                                 ---------   ---------                                ---------   ---------
Income from operations              16.3       15.4     Income from operations            17.1       16.1
Net interest and other                                  Net interest and other
expense                              0.1       (0.1)    expense                            0.1       (0.1)
                                 ---------   ---------                                ---------   ---------
Income before income                16.4       15.3     Income before income              17.2       16.0
taxes                                                   taxes
Income taxes                         6.5        6.1     Income taxes                       6.9        6.4
                                 ---------   ---------                                ---------   ---------
Net Income                           9.9%       9.2%    Net Income                        10.3%       9.6%
                                 =========   =========                                =========   =========
___________________________
(1) Net of fuel surcharge.

     A discussion of our results of operations for the quarters ended March 31, 2004 and 2003 is set forth below.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     Our total revenue for the quarter ended March 31, 2004 increased to $94.3 million from $77.2 million for the same quarter in 2003. Total revenue included $4.1 million of fuel surcharge revenue in the 2004 quarter compared to $3.7 million in the 2003 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

     Revenue, before fuel surcharge, increased by 22.7% to $90.2 million in the quarter ended March 31, 2004 from $73.6 million in the same quarter in 2003. This increase primarily resulted from the expansion of our customer base as we continue to add additional regional facilities, as well as improved rates and utilization in the 2004 period. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew to 2,477 tractors (including 249 owned by independent contractors) as of March 31, 2004, from 2,168 tractors (including 212 owned by independent contractors) as of March 31, 2003, a 14.3% increase. This growth in our fleet, coupled with higher average revenue per loaded mile and average miles per tractor in the 2004 quarter, resulted in the significant period-over-period improvement in revenue.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.4% for the quarter ended March 31, 2004 from 32.3% for the same quarter in 2003, primarily due to the increases in driver pay rates implemented during the previous 6 months. As of March 31, 2004, 90.0% of our fleet was operated by Company drivers, compared to 90.2% as of March 31, 2003. For our drivers, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue before fuel surcharge, to 14.0% for the quarter ended March 31, 2004 from 14.4% for the same quarter in 2003, due mainly to a 3.4% increase in average revenue per total mile (excluding fuel surcharge) to $1.314 from $1.271. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. As a percentage of total revenue, including fuel surcharge, fuel expense decreased to 17.7% for the quarter ended March 31, 2004 from 18.4% for the same quarter in 2003 as a result of the increase in average revenue per total mile. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     Operations and maintenance expense remained relatively constant as a percentage of revenue, before fuel surcharge, at 6.3% for the quarter ended March 31, 2004, compared to 6.4% for the same quarter in 2003.

     Insurance and claims expense increased slightly as a percentage of revenue, before fuel surcharge, to 5.4% for the quarter ended March 31, 2004, compared to 5.2% for the same quarter in 2003, primarily as a result of an increase in insurance premiums and higher self-insurance retention levels assumed by the Company.

     Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.5% for the quarter ended March 31, 2004 from 2.9% for the same quarter in 2003. This decrease resulted primarily from the improvements in rates and utilization during the 2004 quarter described above.

     Communications expenses as a percentage of revenue, before fuel surcharge, remained constant at 1.0% for both the 2004 and 2003 quarters.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.9% for the quarter ended March 31, 2004 from 9.2% for the same quarter in 2003. This increase was primarily related to an increase in the percentage of our Company fleet comprised of purchased vehicles. At March 31, 2004, 87% of our Company fleet was comprised of purchased vehicles, compared to 75% at March 31, 2003. Our Company fleet includes purchased vehicles and vehicles held under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

     Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 1.4% for the quarter ended March 31, 2004, compared to 2.7% for the same quarter in 2003, primarily as a result of a decrease in the percentage of the Company fleet comprised of vehicles held under operating leases.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.3% for the quarter ended March 31, 2004 compared to 7.5% for the same period in 2003. This decrease was primarily the result of the improvements in revenue per mile during the 2004 quarter described above. As of March 31, 2004, 10.0% of our fleet was operated by independent contractors, compared to 9.8% at March 31, 2003.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.9% for the quarter ended March 31, 2004 from 2.3% for the same quarter in 2003, primarily due to the improvements in rates and utilization during the 2004 quarter described above.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 82.9% for the quarter ended March 31, 2004, compared to 83.9% for same quarter in 2003.

     We generated net interest income of less than 1.0% of revenue, before fuel surcharge, for the quarter ended March 31, 2004, and net interest expense as a percentage of revenue, before fuel surcharge, of less than 1.0% for the quarter ended March 31, 2003. We had no outstanding debt at March 31, 2004, compared to $13.5 million at March 31, 2003.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2004 and 2003. As a percentage of revenue, before fuel surcharge, income tax expense increased to 6.9% for the quarter ended March 31, 2004, from 6.4% for the same quarter in 2003, primarily due to the improvement in our operating ratio.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 10.3% for 2004, compared to 9.6% in 2003.

Liquidity and Capital Resources

     The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

     Net cash provided by operating activities was approximately $20.2 million for the quarter ended March 31, 2004, compared to $18.5 million for the same quarter in 2003. The increase for the 2004 quarter was primarily the result of an increase in revenue and the improvement in our operating ratio.

     Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, land and leasehold improvements, totaled $20.4 million for the quarter ended March 31, 2004 compared to $20.5 million for the same quarter in 2003.

     Net cash provided by financing activities was approximately $0.3 million for the quarter ended March 31, 2004, compared to net cash used for financing activities of approximately $0.8 million for same quarter in 2003. Net cash provided by financing during the 2004 quarter was the result of stock option exercises. The net cash used for financing during the 2003 period was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003.

     At March 31, 2004, we did not have any borrowing outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $10.0 million. At March 31, 2004, the line of credit consisted solely of issued but unused letters of credit totaling $8.0 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at March 31, 2004.

     As of March 31, 2004, we held $40.9 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings and operating lease financing believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

     Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, historically we have utilized non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. At March 31, 2004, we leased 285 tractors under operating leases with varying termination dates ranging from April 2004 to April 2006. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "lease expense - revenue equipment." Our rental expense related to operating leases was $1.2 million for the quarter ended March 31, 2004, compared to $2.0 million for the same quarter of 2003. The total amount outstanding under operating leases as of March 31, 2004, was $4.7 million, with $2.0 million due in the next 12 months. The effective annual interest rates under these operating leases range from 5.2% to 6.4%.

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

     Revenue Recognition. We recognize revenue, including fuel surcharges, upon delivery of a shipment.

     Revenue Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life down to an estimated salvage value of the property and equipment. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise. We do not conduct "fair value" assessments of our capital assets in the ordinary course of business and, unless a triggering event under SFAS 144 occurs, we do not expect to do so in the future.

     Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

     Claims Reserves and Estimates. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. The significant recent increases in our self-insured retention for personal injury and property damage claims amplify the importance and potential impact of these estimates.

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

Factors That May Affect Future Results

     Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or claims, to the extent not offset by fuel surcharges and increases in freight rates, and the resale value of revenue equipment, could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

     The following issues and uncertainties, among others, should be considered in evaluating our business outlook:

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

     Insurance. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We are self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence. Our maximum self-retention for workers' compensation where a traffic accident is not involved is $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our insurance policies provide for excess personal injury and property damage liability up to a total of $40.0 million per occurrence and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage policies also include coverage for punitive damages where such coverage is allowed.

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

     Revenue Equipment. Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers, a significant decline in used revenue equipment values, or the unavailability of independent contractors) could restrict future growth or affect our profitability.

     The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected.

     Inflation. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2003 and the first three months of 2004, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We have initiated an aggressive program to obtain rate and fuel surcharge increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges. Due to our significant operations in the West Coast region, we are particularly affected by the substantially higher fuel prices currently prevailing in that portion of the country. Generally, West Coast fuel prices are on average approximately $0.10 per gallon higher than the national average. Recently, however, this fuel price difference has been over $0.40 per gallon. As fuel surcharges generally are based on national fuel price averages, this fuel price disparity disproportionately affects carriers, like us, with substantial operations on the West Coast. We are attempting to address this situation by implementing a higher West Coast surcharge on our tariff customers and negotiating with our contract customers to obtain higher fuel surcharge rates. To the extent we are not successful in these negotiations, our results of operations may be adversely affected. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     We also have periodically experienced some wage increases for drivers. Increases in driver compensation could continue during 2004 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases.

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

     Except as described below, we have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

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

     Commodity Price Risk

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based on our recent historical experience, we believe that we generally pass through to our customers approximately 80% to 90% of increases in fuel prices. For the quarter ended March 31, 2004, fuel expense, net of fuel surcharge, represented 16.9% of our total operating expenses, net of fuel surcharge, compared to 17.1% for the same quarter ending in 2003.

     We are party to three fuel hedging contracts relating to the price of heating oil on the New York Mercantile Exchange ("NYMX") that we entered into between October 2000 and February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At April 8, 2004, the price of heating oil on the NYMX was $0.93 for May 2004 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $1.0 million. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.0 million, after taking the loss on the hedging contracts into consideration. We have valued these items at fair value in the accompanying March 31, 2004 consolidated financial statements.

Item 4.   Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's first fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

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

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits required by Item 601 of Regulation S-K

          Exhibit No.    Description
          ------------   ------------

          Exhibit 3      Articles of Incorporation and Bylaws

                 (3.1)   Restated  Articles  of  Incorporation  of  the  Company
                         (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. No 33-83534.)

               (3.1.1)   First   Amendment   to   Restated    Articles   of
                         Incorporation of the Company (Incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 10-K for the period ended December 31, 2000.)

               (3.1.2)   Second   Amendment   to   Restated   Articles   of
                         Incorporation of the Company (Incorporated by reference
                         to  Exhibit   3.1.2  to  the   Company's   Registration
                         Statement on Form S-3 No. 333-72130.)

               (3.1.3)   Third   Amendment   to   Restated    Articles   of
                         Incorporation   of  the   Company.   (Incorporated   by
                         reference to Exhibit 3.1.3 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

                 (3.2)   Restated  Bylaws  of  the  Company   (Incorporated   by
                         reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

               (3.2.1) First Amendment to Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

          Exhibit 4 Instruments defining the rights of security holders, including indentures

                 (4.1)   Articles  4,  10  and 11 of the  Restated  Articles  of
                         Incorporation   of  the   Company.   (Incorporated   by
                         reference to Exhibit 3.1 to this Report on Form 10-Q.)

                 (4.2) Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

          Exhibit 11 Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements contained in this Report on Form 10-Q.)

          Exhibit 31     Section 302 Certifications

                (31.1)   Certification   pursuant  to  Item   601(b)(31)  of
                         Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer

                (31.2)   Certification   pursuant  to  Item   601(b)(31)  of
                         Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer

          Exhibit 32    Section 906 Certifications

                (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer

                (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer

          (b) Reports on Form 8-K

               During the quarter ended March 31, 2004,  the Company filed with,
          or  furnished  to,  the  Securities  and  Exchange   Commission   (the
          "Commission") the following Current Reports on Form 8-K:

          Current  Report on Form 8-K dated  December  31,  2003 (filed with the
          Commission on January 5, 2004) reporting the announcement of new management titles for certain of the Company's executive officers;

          Current Report on Form 8-K dated January 21, 2004 (furnished to the Commission on January 22, 2004) reporting the issuance of a press releasing announcing the Company's financial results for the quarter and year ended December 31, 2003; and

          Current Report on Form 8-K dated March 16, 2004 (filed with the Commission on March 23, 2004) reporting the resignation of KPMG LLP as the Company's principal independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         KNIGHT TRANSPORTATION, INC.



Date: May 7, 2004        By: /s/ Kevin P. Knight
                           ----------------------------------------------------
                           Kevin P. Knight
                           Chief Executive Officer, in his capacity as such and on behalf of the registrant




Date: May 7, 2004        By: /s/ David A. Jackson
                            ----------------------------------------------------
                            David A. Jackson
                            Chief Financial Officer, in his capacity as such and on behalf of the registrant