Form 10-Q
period 2004-06-30
KNIGHT TRANSPORTATION INC
filed 2004-08-06
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 30, 2004 was 56,380,470 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                     Page Number
Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2004                             1
                      and December 31, 2003 (Unaudited)

                   Condensed Consolidated Statements of Income for the three months                      3
                      and six months ended June 30, 2004 and 2003 (Unaudited)

                   Condensed Consolidated Statements of Cash Flows for the                               4
                      six months ended June 30, 2004 and 2003 (Unaudited)

                   Notes to Condensed Consolidated Financial Statements (Unaudited)                      6

Item 2.            Management's Discussion and Analysis of Financial Condition                           10
                      and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                            20

Item 4.            Controls and Procedures                                                               21

Part II - OTHER INFORMATION
                                                                                                         22
Item 1.            Legal Proceedings

Item 2.            Changes in Securities and Use of Proceeds                                             22

Item 3.            Defaults Upon Senior Securities                                                       22

Item 4.            Submission of Matters to a Vote of Security Holders                                   22

Item 5.            Other Information                                                                     22

Item 6.            Exhibits and Reports on Form 8-K                                                      22

Signatures                                                                                               25

PART I  -  FINANCIAL INFORMATION


Item 1.             Financial Statements


                              KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets (unaudited)
                                As of June 30, 2004 and December 31, 2003
                                             (In thousands)

                                                       June 30, 2004                December 31, 2003
                                                   ------------------------        -----------------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                       $           36,480              $          40,550
   Accounts receivable, net                                    47,460                         38,751
   Notes receivable, net                                          295                            515
   Inventories and supplies                                     1,732                          1,336
   Prepaid expenses                                             4,060                          7,490
   Income tax receivable                                           -                           1,761
   Deferred tax asset                                           6,077                          5,667
                                                   ------------------------        -----------------------

         Total current assets                                  96,104                         96,070
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                       14,976                         13,911
   Buildings and improvements                                  21,191                         17,166
   Furniture and fixtures                                       5,267                          4,916
   Shop and service equipment                                   2,600                          2,409
   Revenue equipment                                          292,416                        256,803
   Leasehold improvements                                         783                            968
                                                   ------------------------        -----------------------

                                                              337,233                         296,173
   Less:  Accumulated depreciation
             and amortization                                 (89,082)                        (83,238)
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT, net                                   248,151                         212,935
                                                   ------------------------        -----------------------

NOTES RECEIVABLE - long-term                                     144                              362
GOODWILL                                                       7,504                            7,504
OTHER ASSETS                                                   5,307                            4,355

                                                   $         357,210               $          321,226
                                                   ========================        =======================


                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                    As of June 30, 2004 and December 31, 2003
                        (In thousands, except par values)

                                                                           June 30, 2004              December 31, 2003
                                                                      ------------------------    ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

            Accounts payable                                          $       5,251               $          3,408
            Accrued payroll                                                   4,912                          3,448
            Accrued liabilities                                              11,600                          4,493
            Claims accrual                                                   18,065                         14,805
                                                                      ------------------------    ---------------------------

         Total current liabilities                                           39,828                         26,154


DEFERRED INCOME TAXES                                                        55,540                         55,149
                                                                      ------------------------    ---------------------------

         Total liabilities                                                   95,368                         81,303
                                                                      ------------------------    ---------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
            Preferred stock, $0.01 par value;
              authorized 50,000 shares;
              none issued and outstanding                                        -                              -
            Common stock, $0.01 par value; authorized
              100,000 shares; 56,375 and 56,234
              issued  and  outstanding at June 30, 2004
              and December 31, 2003, respectively                               564                            563
            Additional paid-in capital                                       78,946                         77,754
            Retained earnings                                               182,332                        161,606
                                                                      ------------------------    ---------------------------

            Total shareholders' equity                                      261,842                        239,923
                                                                      ------------------------    ---------------------------

                                                                      $     357,210               $        321,226
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

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended                       Six Months Ended
                                                              June 30,                               June 30,

                                                     2004                2003                2004                2003
                                                     ----                ----                ----                ----
REVENUE
      Revenue, before fuel surcharge                 $100,168            $81,790            $190,411             $155,341
      Fuel surcharge                                    6,980              3,319              11,049                6,977
                                                  ------------       ------------        ------------         ------------
             Total revenue                            107,148             85,109             201,460              162,318
                                                  ------------       ------------        ------------         ------------
OPERATING EXPENSES:
      Salaries, wages and benefits                     32,333             26,398              62,463               50,189
      Fuel                                             20,418             13,638              37,132               27,866
      Operations and maintenance                        6,128              5,033              11,789                9,721
      Insurance and claims                              5,714              4,274              10,603                8,101
      Operating taxes and licenses                      2,366              2,289               4,590                4,415
      Communications                                      872                747               1,741                1,467
      Depreciation and amortization                     9,573              7,266              18,471               14,052
      Lease expense - revenue
       equipment                                        1,035              1,948               2,268                3,923
      Purchased transportation                          7,549              6,542              14,137               12,054
      Miscellaneous operating
       expenses                                         2,228              2,016               3,947                3,719
                                                  ------------       ------------        ------------         ------------
                                                       88,216             70,151             167,141              135,507
                                                  ------------       ------------        ------------         ------------
      Income from operations                           18,932             14,958              34,319               26,811
                                                  ------------       ------------        ------------         ------------

OTHER INCOME (EXPENSE):
      Interest income                                      83                173                 207                  309
      Interest expense                                      -               (181)                  -                 (383)
                                                  ------------       ------------        ------------         ------------
                                                           83                 (8)                207                  (74)
                                                  ------------       ------------        ------------         ------------
      Income before taxes                              19,015             14,950              34,526               26,737

INCOME TAXES                                           (7,600)            (6,000)            (13,800)             (10,710)
                                                  ------------       ------------        ------------         ------------
      Net income                                      $11,415             $8,950             $20,726              $16,027
                                                  ============       ============        ============         ============

Net income per common share and
common share equivalent:
                    Basic                               $0.20              $0.16               $0.37                $0.29
                                                  ============       ============        ============         ============
                    Diluted                             $0.20              $0.16               $0.36                $0.28
                                                  ============       ============        ============         ============
Weighted average number of common
shares and common share equivalents
outstanding:
                    Basic                              56,340             56,001              56,298               55,895
                                                  ============       ============        ============         ============
                    Diluted                            57,479             57,342              57,435               57,248
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

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                             June 30,

                                                                  2004                      2003
                                                                  ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   20,726               $    16,027

Adjustments to reconcile net income to net cash
Provided by operating activities:
       Depreciation and amortization                               18,471                    14,052
       Non-cash compensation expense for issuance of
         stock to certain members of board of directors                13                        18
       Allowance for doubtful accounts                                224                       314
       Interest rate swap agreement - fair value change                -                        167
       Tax benefit from exercise of stock options                     550                     1,400
       Deferred income taxes                                          (20)                    1,806
Changes in assets and liabilities:
       Increase in trade receivables                               (8,932)                   (1,636)
       Increase in inventories and supplies                          (396)                      (15)
       Decrease (increase) in prepaid expenses                      3,430                      (352)
       Decrease in income tax receivable                            1,761                        -
       Increase in other assets                                      (952)                     (925)
       (Decrease) increase in accounts payable                       (604)                    1,970
       Increase in accrued liabilities and claims accrual          11,831                     4,326
                                                           ------------------        ------------------
       Net cash provided by operating activities                   46,102                    37,152
                                                           ------------------        ------------------
CASH FLOW FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                         (51,240)                  (37,925)
       Investment in/advances to other companies                       -                       (213)
       Cash received from advance to other company                     -                      1,600
       Decrease in notes receivable, net                              438                       885
                                                           ------------------        ------------------
       Net cash used in investing activities                      (50,802)                  (35,653)
                                                           ------------------        ------------------

            The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                          June 30,

                                                                             2004                          2003
                                                                             ----                          ----
CASH FLOW FROM FINANCING ACTIVITIES:

     Payments on long-term debt                                                        -                         (1,954)
     Proceeds from exercise of stock options                                          630                         1,447
                                                                     ----------------------        ---------------------

     Net cash used in financing activities                                            630                          (507)
                                                                     ----------------------        ---------------------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                              (4,070)                          992
CASH AND CASH EQUIVALENTS,
     Beginning of period                                                           40,550                        36,198
                                                                     ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                                   $       36,480                $       37,190
                                                                     ======================        =====================


SUPPLEMENTAL DISCLOSURES:

     Noncash investing and financing transactions:
       Equipment acquired in accounts payable                              $        2,522                $        1,133
       Net book value of equipment traded                                          16,974                        15,810

     Cash Flow Information:
       Income taxes paid                                                   $        5,746                $        6,593
       Interest paid                                                                   -                            214


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

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. For additional information, please refer to other filings with the SEC, including our Form 10Q for the quarter ended March 31, 2004, and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.


Note 2.  Stock-Based Compensation

Stock-Based Compensation - At June 30, 2004, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and six-month periods ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----
Net income, as reported                           $ 11,415             $ 8,950           $ 20,726            $ 16,027

Deduct total stock-based
compensation expense determined
under fair-value based method for
all awards, net of tax                                (326)               (151)              (586)               (302)
                                           ----------------    ----------------    ---------------    ----------------

Pro forma net income                              $ 11,089             $ 8,799           $ 20,140            $ 15,725
                                           ================    ================    ===============    ================

   Diluted earnings per share:
                  As reported                        $0.20               $0.16              $0.36               $0.28
                                           ================    ================    ===============    ================
                  Pro forma                          $0.19               $0.15              $0.35               $0.27
                                           ================    ================    ===============    ================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk free interest rate of 4.0%; expected life of 6.5 years; expected volatility of 49%; expected dividend yield rate of zero; and expected forfeitures of 3.68%. The following weighted average assumptions were used for grants in 2003: risk free interest rate 3.36%; expected life of 6.0 years; expected volatility of 52%; expected dividend yield rate of zero; and expected forfeitures of 3.04%.

Note 3.  Net Income Per Share

A reconciliation of the basic and diluted net income per share computations for the three months and six months ended June 30, 2004 and 2003, respectively, is as follows:

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----
Weighted average common
    shares outstanding  - Basic                     56,340              56,001             56,298              55,895

Effect of stock options                              1,139               1,341              1,137               1,353
                                           ----------------    ----------------    ---------------    ----------------

Weighted average common
 share and common share
 equivalents outstanding -
 Diluted                                            57,479              57,342             57,435              57,248
                                           ================    ================    ===============    ================

Net income                                        $ 11,415             $ 8,950           $ 20,726            $ 16,027
                                           ================    ================    ===============    ================

  Net income per common share
  and common share equivalent
             Basic                                   $0.20               $0.16              $0.37               $0.29
                                           ================    ================    ===============    ================
             Diluted                                 $0.20               $0.16              $0.36               $0.28
                                           ================    ================    ===============    ================

Note 4.  Comprehensive Income

Comprehensive income for the three and six-month periods ended June 30, 2004 and 2003 was as follows (in thousands):

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----
Net Income                                         $11,415              $8,950            $20,726             $16,027

Other comprehensive income:
Interest rate swap agreement - fair
market value adjustment                                  -                  83                  -                 167
                                           ----------------    ----------------    ---------------    ----------------

Comprehensive income                               $11,415              $9,033            $20,726             $16,194
                                           ================    ================    ===============    ================

Note 5.  Segment Information

Although we have seventeen operating divisions, we have determined that we have one reportable segment. Sixteen of the divisions are managed based on regions in the United States in which we operate. Each of these divisions has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No.
131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

Note 6.  Derivative Instruments

All derivatives are recognized on the balance sheet at their fair value. In August and September 2000, and in July 2001, we entered into three agreements, respectively, which are derivative instruments. These three contracts relate to the price of heating oil on the New York Merchantile Exchange ("NYMX") and were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. The three agreements described above are stated at their fair market value in the accompanying condensed consolidated financial statements.

During 2001, we entered into an interest rate swap agreement on the $12.2 million outstanding on our line of credit for purposes of better managing cash flow. On November 7, 2001, we paid $762,500 to settle this swap agreement. The amount was included in other comprehensive income and had been fully amortized to interest expense at December 31, 2003.

Note 7.  Recently Adopted and to be Adopted Accounting Pronouncements

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

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

Note 8.  Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under pending legal proceedings is adequately provided for in the accompanying condensed consolidated financial statements.

Note 9.  Stock Split

On July 20, 2004, we effected a 3-for-2 stock split. The stock split increased the weighted average number of diluted shares outstanding for the quarter ended June 30, 2004 to 57.5 million. Earnings per share for all periods presented have been adjusted to reflect the stock split.

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

Introduction

Business Overview

     We are primarily a dry van truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 16 operations centers located throughout the United States. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 21% compounded annual rate from $125.0 million in 1998 to $326.9 million in 2003, and our net income grew at a 22% compounded annual rate from $13.3 million in 1998 to $35.5 million in 2003.

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

     o Maintaining Operating Efficiencies and Controlling Costs. We focus almost exclusively on operating dry-vans in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense traffic lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high tractor to non-driver employee ratio, and regulating vehicle speed.

     o Providing a High Level of Customer Service. We seek to compete on the basis of service in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on-time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

     o Using Technology to Enhance Our Business. Our tractors are equipped with a satellite-based tracking and communications systems to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. A significant number of our trailers are equipped with tracking technology to allow us to manage our trailers more effectively, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

     The primary source of our revenue growth has been our ability to open new regional facilities in certain geographic areas and operate these facilities at a profit. We opened our most recent regional facilities in Carlisle, Pennsylvania in June 2004 and Lakeland, Florida in August 2004. Based on our current expectations concerning the economy, we anticipate increasing our total tractors by 350 to 400 system-wide for the entire year of 2004. We have increased our total tractors by 171 through June 30, 2004. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria. In addition, in July 2004, we began operating a refrigerated division based out of a separate facility located in Phoenix. This new refrigerated division began with approximately 20 tractors.

Revenue and Expenses

     We primarily generate revenue by transporting freight for our customers. Generally we are paid a rate per mile for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

     For much of 2001, 2002, and 2003, economic activity in the United States was somewhat sluggish, which limited to some extent our ability to obtain rate increases. During the first half of 2004, however, the United States economy experienced strong growth. Business inventory levels also improved during this period. As a result of these positive developments, we have experienced stronger and more stable freight demand among current and prospective customers thus far in 2004 than we experienced in the preceding three years. Historically, the excess capacity in the transportation industry has limited our ability to improve rates. Over the past two years, however, the transportation industry has seen some reduction in capacity. We hope that, over the remainder of 2004, lower capacity coupled with stronger freight demand will continue to provide us with better pricing power.

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

Recent Results of Operations and Quarter-End Financial Condition

     For the quarter ended June 30, 2004, our results of operations improved as follows versus the same period in 2003:

     o Revenue, before fuel surcharge, increased 22.5%, to $100.2 million from $81.8 million;

     o    Net income increased 27.5%, to $11.4 million from $9.0 million; and

     o    Net income per diluted share increased 25.0% to $0.20 from $0.16.

     We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 7.8% to $3,052 in the second quarter of 2004 from $2,831 in the second quarter of 2003. This improvement was driven by a 5.9% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.516 from $1.431 and a 1.3% increase in average miles per tractor to 29,125 from 28,763. We believe these increases were attributable to stronger freight demand and a better rate environment in the 2004 quarter primarily due to the improving U.S. economy and a favorable relationship between demand and trucking capacity. Rate and mile improvements were partially offset by a 0.9% increase in our percentage of non-revenue miles to 10.9% for the second quarter of 2004 from 10.8% for the same period in the prior year, which was principally due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of the highest rates.

     At June 30, 2004, our balance sheet reflected $36.5 million in cash and cash equivalents, no long-term debt, and shareholders' equity of $261.8 million. For the quarter, we generated $25.9 million in cash flow from operations and used $30.8 million for net capital expenditures (net of net book value of equipment traded of $17.0 million).

Results of Operations

     The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and six-month periods ended June 30, 2004, and 2003, respectively. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

                                                          (Revenue, before)                                  (Revenue, before)
                                 (Total revenue)          (fuel surcharge)          (Total revenue)            (fuel surcharge)
                                   Three-Month              Three-Month                Six-Month                 Six-Month
                                  Period Ended             Period Ended              Period Ended              Period Ended
                               ------------------        ------------------        ------------------        ------------------
                                    June 30,                 June 30,                  June 30,                    June 30,
                                2004        2003          2004        2003          2004        2003          2004        2003
                                ----        ----          ----        ----          ----        ----          ----        ----
Revenue                        100.0%      100.0%        100.0%      100.0%        100.0%      100.0%        100.0%      100.0%

Operating expenses:
Salaries, wages and
 benefits                       30.2        31.0          32.3        32.3          31.0        30.9          32.8        32.3
Fuel                            19.1        16.0          13.4(1)     12.6(1)       18.4        17.2          13.7(1)     13.4(1)
Operations and maintenance       5.7         5.9           6.1         6.2           5.9         6.0           6.2         6.3
Insurance and claims             5.3         5.0           5.7         5.2           5.3         5.0           5.6         5.2
Operating taxes and licenses     2.2         2.7           2.4         2.8           2.3         2.7           2.4         2.8
Communications                   0.8         0.9           0.9         0.9           0.9         0.9           0.9         0.9
Depreciation and amortization    8.9         8.5           9.6         8.9           9.2         8.7           9.7         9.0
Lease expense - revenue
 equipment                       1.0         2.3           1.0         2.4           1.1         2.4           1.2         2.5
Purchased transportation         7.0         7.7           7.5         8.0           7.0         7.4           7.4         7.8
Miscellaneous
 operating expenses              2.1         2.4           2.2         2.5           2.0         2.3           2.1         2.4
                              ------       ------        ------      ------        ------      ------        ------      ------
Total Operating
 Expenses                       82.3        82.4          81.1        81.7          83.0        83.5          82.0        82.7
                              ------       ------        ------      ------        ------      ------        ------      ------
Income from operations          17.7        17.6          18.9        18.3          17.0        16.5          18.0        17.3
Net interest expense             0.0         0.0           0.0         0.0           0.0         0.0           0.0         0.0
                              ------       ------        ------      ------        ------      ------        ------      ------
Income before income taxes      17.7        17.6          18.9        18.3          17.7        16.5          18.0        17.3
Income taxes                     7.1         7.0           7.5         7.4           6.8         6.6           7.1         7.0
                              ------       ------        ------      ------        ------      ------        ------      ------
Net income                      10.7        10.6          11.4        10.9          10.3         9.9          10.9        10.3
                              ======       ======        ======      ======        ======      ======        ======      ======

_______________________________________
(1) Net of fuel surcharge.
    There are minor rounding differences in the above table.

     A discussion of our results of operations for the six and three month periods ended June 30, 2004 and 2003 is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2004 to Six Months and Three Months Ended June 30, 2003

     Our total revenue for the six months ended June 30, 2004 increased 24.2% to $201.5 million from $162.3 million for the same period in 2003. Total revenue included $11.0 million of fuel surcharge revenue in the 2004 period compared to $7.0 million in the 2003 period. Our total revenue for the quarter ended June 30, 2004 increased 25.9% to $107.1 million from $85.1 million for the same quarter in 2003. Total revenue included $7.0 million of fuel surcharge revenue in the 2004 quarter compared to $3.3 million in the 2003 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

     Revenue, before fuel surcharge, increased by 22.6% to $190.4 million in the six months ended June 30, 2004 from $155.3 million for the same period in 2003. Revenue, before fuel surcharge, increased by 22.5% to $100.2 million in the quarter ended June 30, 2004 from $81.8 million in the same quarter in 2003. These increases primarily resulted from the expansion of our customer base as we continue to open additional regional facilities, as well as improved rates and utilization in the 2004 period. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew to 2,589 tractors (including 251 owned by independent contractors) as of June 30, 2004, from 2,267 tractors (including 234 owned by independent contractors) as of June 30, 2003, a 14.6% increase. This growth in our fleet, coupled with higher average revenue per tractor per week in the 2004 periods, resulted in the significant period-over-period improvement in revenue.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.8% for the six months ended June 30, 2004 from 32.3% for the same period in 2003. This increase was primarily due to the increases in driver pay rates implemented during the previous nine months.
Salaries, wages and benefits expense remained constant as a percentage of revenue, before fuel surcharge, at 32.3% for the quarter ended June 30, 2004 and 2003. This expense remained constant for the quarter as the increases in driver pay rates that we implemented were offset by increases in average revenue per tractor per week. As of June 30, 2004, 90.3% of our fleet was operated by Company drivers, compared to 89.7% as of June 30, 2003. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased, as a percentage of revenue before fuel surcharge, to 13.7% for the six months ended June 30, 2004 from 13.4% for the same period in 2003. For the quarter ended June 30, 2004, fuel expense, net of fuel surcharge, increased, as a percentage of revenue before fuel surcharge, to 13.4% from 12.6% for the same quarter in 2003. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. The increases noted above were due mainly to higher than average fuel prices in the 2004 periods, partially offset by increased fuel surcharge collections and improved revenue per mile. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 18.4% for the six months ended June 30, 2004 from 17.2% for the same period in 2003. For the quarter ended June 30, 2004, fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 19.1% from 16.0% for the corresponding quarter in the prior year. These increases were due primarily to higher fuel prices. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     Operations and maintenance expense remained relatively constant as a percentage of revenue, before fuel surcharge, at 6.2% for the six months ended June 30, 2004, compared to 6.3% for the same period in 2003. For the quarter ended June 30, 2004, operations and maintenance expense also remained relatively constant as a percentage of revenue, before fuel surcharge, at 6.1% compared to 6.2% for the same quarter in 2003.

     Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.6% for the six months ended June 30, 2004, compared to 5.2% for the same period in 2003. Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.7% for the quarter ended June 30, 2004, compared to 5.2% for the same quarter in 2003. These increases were primarily a result of higher insurance premiums and an increase in claims incurred by the Company.

     Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.4% for both the quarter and six months ended June 30, 2004 from 2.8% for the same periods in 2003. These decreases resulted primarily from the improvements in average revenue per tractor per week in the 2004 periods described above, which more efficiently covered this largely fixed cost.

     Communications expenses as a percentage of revenue, before fuel surcharge, remained constant at 0.9% for each of the 2004 and 2003 periods.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.7% for the six months ended June 30, 2004 from 9.0% for the same period in 2003. Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.6% for the quarter ended June 30, 2004 from 8.9% for the same quarter in 2003. These increases were primarily related to an increase in the percentage of our Company fleet comprised of purchased vehicles. At June 30, 2004, 91% of our Company fleet was comprised of purchased vehicles, compared to 76% at June 30, 2003. Our Company fleet includes purchased vehicles and vehicles held under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

     Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 1.2% for the six months ended June 30, 2004, compared to 2.5% for the same period in 2003. Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 1.0% for the quarter ended June 30, 2004, compared to 2.4% for the same quarter in 2003. These decreases primarily resulted from the reduction in the percentage of the Company fleet comprised of vehicles held under operating leases discussed above.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.4% for the six months ended June 30, 2004 compared to 7.8% for the same period in 2003. Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.5% for the quarter ended June 30, 2004 compared to 8.0% for the same quarter in 2003. These decreases were primarily the result of the improvements in revenue per mile during the 2004 periods described above, along with the slight decrease in the percentage of our total fleet comprised of independent contractors. As of June 30, 2004, 9.7% of our fleet was operated by independent contractors, compared to 10.3% at June 30, 2003.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.1% for the six months ended June 30, 2004 from 2.4% for the same period in 2003. Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.2% for the quarter ended June 30, 2004 from 2.5% for the same quarter in 2003. These decreases were primarily due to the improvements in average revenue per tractor per week in the 2004 periods described above.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 82.0% for the six months ended June 30, 2004, compared to 82.7% for same period in 2003. For the quarter ended June 30, 2004, our operating ratio was 81.1% compared to 81.7% for same quarter in 2003.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2004 and 2003. As a percentage of revenue, before fuel surcharge, income tax expense increased to 7.1% for the six months ended June 30, 2004, from 7.0% for the same period in 2003. For the quarter ended June 30, 2004, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 7.5% from 7.4% for the same quarter in 2003. These increases were primarily due to the increases in our income before income taxes.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 10.9% for the six months ended June 30, 2004, compared to 10.3% for the same period in 2003. For the quarter ended June 30, 2004, our net income, as a percentage of revenue before fuel surcharge, was 11.4% compared to 10.9% in the same quarter in 2003.

Liquidity and Capital Resources

     The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

     Net cash provided by operating activities was approximately $46.1 million for the six months ended June 30, 2004, compared to $37.2 million for the same period in 2003. The increase for the 2004 period was primarily the result of an increase in revenue and the improvement in our operating ratio.

     Capital expenditures for the purchase of revenue equipment (net of trade-ins), office equipment, land and leasehold improvements, totaled $51.2 million for the six months ended June 30, 2004 compared to $37.9 million for the same period in 2003. During the 2004 period, we acquired a significant number of tractors and trailers for cash, including some that previously had been held under operating leases.

     Net cash provided by financing activities was approximately $0.6 million for the six months ended June 30, 2004, compared to net cash used for financing activities of approximately $0.5 million for same period in 2003. Net cash provided by financing during the 2004 period was the result of stock option exercises. The net cash used for financing during the 2003 period was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003.

     At June 30, 2004, we did not have any borrowings outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $11.0 million. At June 30, 2004, the line of credit consisted solely of issued but unused letters of credit totaling $9.6 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at June 30, 2004.

     As of June 30, 2004, we held $36.5 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as capital expenditures during such period, with cash balances, cash flows from operations, and borrowings and operating lease financing believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

     Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, from time-to-time we have utilized non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. At June 30, 2004, we leased 217 tractors under operating leases with varying termination dates ranging from August 2004 to April 2006. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "lease expense - revenue equipment." Our rental expense related to operating leases was $2.3 million for the six months ended June 30, 2004, compared to $3.9 million for the same period of 2003. The total amount outstanding under operating leases as of

June 30, 2004, was $3.8 million, with $1.7 million due in the next 12 months. The effective annual interest rates under these operating leases range from 5.2% to 5.9%.

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

     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations. We continually evaluate strategies that would allow for the future utilization of our deferred tax assets and currently believe we have the ability to enact strategies to fully realize our deferred tax assets should our earnings in future periods not support the full realization of the deferred tax assets.

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

     Managing Growth We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions. In addition, we have recently commenced operation of a refrigerated division as part of our growth strategy and are subject to the risks inherent in entering a new market, including but not limited to: unfamiliarity with pricing, service, and operational issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

     Insurance. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Insurance premiums have increased significantly over the past several years, which we have managed, in part, by increasing the levels of our self-insured retention. We are self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence. Our maximum self-retention for workers' compensation where a traffic accident is not involved is $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our insurance policies provide for excess personal injury and property damage liability up to a total of $40.0 million per occurrence and cargo liability, collision, comprehensive and workers' compensation coverage up to a total of $10.0 million per occurrence. Our personal injury and property damage policies also include coverage for punitive damages where such coverage is allowed.

     If these costs were to increase further, or if the severity or number of claims were to increase our earnings could be materially and adversely affected.

     Revenue Equipment. Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers, a significant decline in used revenue equipment values, or the unavailability of independent contractors) could restrict future growth.

     EPA emissions control regulations require that diesel engines manufactured in October 2002 and thereafter must satisfy considerably more restrictive emissions standards. Furthermore, even more restrictive engine design requirements will take effect in 2007. In part to offset the costs of compliance with the EPA engine design requirements, some manufacturers have significantly increased new equipment prices and further increases may result in connection with the implementation of the 2007 standards. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected.

     In addition to increases in equipment costs, the EPA-compliant engines are generally less fuel efficient than those in later model tractors manufactured before October 2002, and compliance with the 2007 EPA standards is expected to result in further declines in fuel economy. To the extent we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

     Inflation. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During the first six months of 2004, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We maintain an aggressive program to obtain rate and fuel surcharge increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges. Due to our significant operations in the West Coast region, we are particularly affected by the substantially higher fuel prices currently prevailing in that portion of the country. Generally, West Coast fuel prices are on average approximately $0.10 per gallon higher than the national average. For much of the first six months of 2004, however, this regional difference has been considerably more pronounced. As fuel surcharges generally are based on national fuel price averages, this fuel price disparity disproportionately affects carriers, like us, with substantial operations on the West Coast. We continue to address this situation by implementing a higher West Coast surcharge on our tariff customers and negotiating with our contract customers to obtain higher fuel surcharge rates. To the extent we are not successful in these negotiations, our results of operations may be adversely affected. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     We also have periodically experienced some wage increases for drivers. Increases in driver compensation could continue during 2004 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases.

     Driver Retention. Difficulty in attracting or retaining qualified drivers, including independent contractors, or a downturn in customer business cycles or shipping demands also could have a materially adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to make further adjustments to our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

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

     We generally have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

     Interest Rate Risk

     We are subject to interest rate risk to the extent the Company borrows against its line of credit or incurs debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At June 30, 2004, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition if our debt levels increase. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

     Commodity Price Risk

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based on our recent historical experience, we believe that we generally pass through to our customers approximately 80% to 90% of increases in fuel prices. For the six months ended June 30, 2004, fuel expense, net of fuel surcharge, represented 16.7% of our total operating expenses, net of fuel surcharge, compared to 16.3% for the same period in 2003.

     We are party to three fuel contracts relating to the price of heating oil on the New York Mercantile Exchange ("NYMX") that we entered into between October 2000 and February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At July 9, 2004, the price of heating oil on the NYMX was $1.09 for October 2004 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the contracts would be approximately $900,000. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.4 million, after taking the loss on the contracts into consideration. We have valued these items at fair value in the accompanying June 30, 2004 consolidated financial statements.

Item 4.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's second fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 21, 2004. At the Annual Meeting, the shareholders elected Kevin Knight, Randy Knight, and Michael Garnreiter to serve as Class III directors for three-year terms. Gary Knight, G.D. Madden, Matt Salmon, Timothy Kohl, Donald Bliss, and Mark Scudder also continued as directors of the Company after the Annual Meeting.

Shareholders representing 34,715,597 shares, or approximately 92.5%, of the Company's outstanding Common Stock as of the record date were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each nominee follows:
                                                                    Votes
                           Votes Cast           Votes For         Withheld
                          -----------        -------------      ------------
Kevin Knight              34,715,597           28,729,658         5,985,939

Randy Knight              34,715,597           28,870,205         5,845,392

Michael Garnreiter        34,715,597           33,756,145           959,452

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

                    (3.1.2) Second Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-3 No.333-72130.)

                    (3.1.3) Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

                      (3.2) Restated Bylaws of the Company Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

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

               During the quarter  ended June 30, 2004,  the Company filed with,
          or  furnished  to,  the  Securities  and  Exchange   Commission   (the
          "Commission") the following Current Reports on Form 8-K:

          Current Report on Form 8-K dated April 12, 2004 (filed with the Commission on the same date) reporting the appointment of Deloitte & Touche LLP as the Company's principal independent accountants for fiscal 2004; and

          Current Report on Form 8-K dated April 21, 2004 (furnished to the Commission on April 22, 2004) reporting the issuance of a press releasing announcing the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KNIGHT TRANSPORTATION, INC.



Date: August 6, 2004          By: /s/ Kevin P. Knight
                                 ---------------------------------
                                  Kevin P. Knight
                                  Chief Executive Officer, in his capacity as
                                  such and on behalf of the registrant


Date: August 6, 2004          By: /s/ David A. Jackson
                                 ---------------------------------
                                  David A. Jackson
                                  Chief Financial Officer, in his capacity as
                                  such and on behalf of the registrant



Date: August 6, 2004          By: /s/ Robert Johnson
                                 ---------------------------------
                                  Robert Johnson
                                  Chief Accounting Officer, in his capacity as
                                  such and on behalf of the registrant