Form 10-Q
period 2004-09-30
KNIGHT TRANSPORTATION INC
filed 2004-11-09
CIK 929452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 20, 2004 was 56,515,083 shares.

                           KNIGHT TRANSPORTATION, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                              Page Number

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2004                        1
             and December 31, 2003 (Unaudited)

           Condensed Consolidated Statements of Income for the three months                      3
             and nine months ended September 30, 2004 and 2003 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the nine                          4
             months ended September 30, 2004 and 2003 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited)                      6

Item 2.    Management's Discussion and Analysis of Financial Condition                          10
             and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           20

Item 4.    Controls and Procedures                                                              21

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          22

Item 3.    Defaults Upon Senior Securities                                                      22

Item 4.    Submission of Matters to a Vote of Security Holders                                  22

Item 5.    Other Information                                                                    22

Item 6.    Exhibits                                                                             22

Signatures                                                                                      24

PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements



                              KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets (unaudited)
                             As of September 30, 2004 and December 31, 2003
                                             (In thousands)

                                                     September 30, 2004              December 31, 2003
                                                   ------------------------        -----------------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                       $           24,382              $          40,550
   Accounts receivable, net                                    52,802                         38,751
   Notes receivable, net                                          226                            515
   Inventories and supplies                                     1,957                          1,336
   Prepaid expenses                                             2,325                          7,490
   Income tax receivable                                          -                            1,761
   Deferred tax asset                                           6,863                          5,667
                                                   ------------------------        -----------------------

         Total current assets                                  88,555                         96,070
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT:
   Land and improvements                                       14,951                         13,911
   Buildings and improvements                                  24,531                         17,166
   Furniture and fixtures                                       5,896                          4,916
   Shop and service equipment                                   2,666                          2,409
   Revenue equipment                                          331,467                        256,803
   Leasehold improvements                                         796                            968
                                                   ------------------------        -----------------------

                                                              380,307                        296,173
   Less:  Accumulated depreciation
           and amortization                                   (96,765)                       (83,238)
                                                   ------------------------        -----------------------

PROPERTY AND EQUIPMENT, net                                   283,542                        212,935
                                                   ------------------------        -----------------------

NOTES RECEIVABLE - long-term                                       80                            362
GOODWILL                                                        7,504                          7,504
OTHER ASSETS                                                    5,285                          4,355
                                                   ------------------------        -----------------------

                                                   $          384,966              $         321,226
                                                   ========================        =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets (unaudited) (continued)
                                       As of September 30, 2004 and December 31, 2003
                                             (In thousands, except par values)


                                                                         September 30, 2004           December 31, 2003
                                                                      ------------------------    ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

            Accounts payable                                          $         13,658            $         3,408
            Accrued payroll                                                      4,467                      3,448
            Accrued liabilities                                                  7,043                      4,493
            Claims accrual                                                      20,329                     14,805
                                                                      ------------------------    ------------------------

         Total current liabilities                                              45,497                     26,154


DEFERRED INCOME TAXES                                                           64,425                     55,149
                                                                      ------------------------    ------------------------

         Total liabilities                                                     109,922                     81,303
                                                                      ------------------------    ------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
            Preferred stock, $0.01 par value;
             authorized 50,000 shares;
             none issued and outstanding                                          -                          -
            Common stock, $0.01 par value; authorized
             100,000 shares; 56,467 and 56,234
             issued  and  outstanding at September 30, 2004
             and December 31, 2003, respectively                                   565                        563
            Additional paid-in capital                                          79,589                     77,754
            Retained earnings                                                  194,890                    161,606
                                                                      ------------------------    ------------------------

         Total shareholders' equity                                            275,044                    239,923
                                                                      ------------------------    ------------------------

                                                                      $        384,966            $       321,226
                                                                      ========================    ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Income (unaudited)
                                           (In thousands, except per share data)

                                                  Three Months Ended                                Nine Months Ended
                                                     September 30,                                    September 30,

                                                2004             2003                             2004             2003
                                                ----             ----                             ----             ----
 REVENUE
      Revenue, before fuel surcharge          $106,109          $84,445                         $296,521         $239,786
      Fuel surcharge                             7,947            3,194                           18,996           10,171
                                              --------         --------                         --------         --------
             Total revenue                     114,056           87,639                          315,517          249,957
                                              --------         --------                         --------         --------
OPERATING EXPENSES:
      Salaries, wages and benefits              34,441           26,908                           96,904           77,097
      Fuel                                      21,879           14,277                           59,011           42,142
      Operations and maintenance                 7,234            5,444                           19,022           15,165
      Insurance and claims                       5,376            4,136                           15,978           12,237
      Operating taxes and licenses               2,476            2,342                            7,066            6,758
      Communications                               912              769                            2,653            2,236
      Depreciation and amortization             10,463            7,744                           28,935           21,796
      Lease expense - revenue
        equipment                                  634            1,920                            2,903            5,843
      Purchased transportation                   7,560            6,465                           21,697           18,519
      Miscellaneous operating
        expenses                                 2,305            1,816                            6,253            5,535
                                              --------         --------                         --------         --------
                                                93,280           71,821                          260,422          207,328
                                              --------         --------                         --------         --------

      Income from operations                    20,776           15,818                           55,095           42,629
                                              --------         --------                         --------         --------

OTHER INCOME (EXPENSE):
      Interest income                              132              110                              339              419
      Interest expense                              -              (165)                              -              (548)
                                              --------         --------                         --------         --------

                                                   132              (55)                             339             (129)
                                              --------         --------                         --------         --------

      Income before taxes                       20,908           15,763                           55,434           42,500
                                              --------         --------                         --------         --------

INCOME TAXES                                    (8,350)          (6,300)                         (22,150)         (17,010)
                                              --------         --------                         --------         --------
      Net income                               $12,558           $9,463                          $33,284          $25,490
                                              ========         ========                         ========         ========

Income per common share and
common share equivalent:
      Basic                                      $0.22            $0.17                            $0.59            $0.46
                                              ========         ========                         ========         ========
      Diluted                                    $0.22            $0.16                            $0.58            $0.44
                                              ========         ========                         ========         ========

Weighted average number of common
shares and common share equivalents
outstanding:
      Basic                                     56,402           56,082                           56,332           55,958
                                              ========         ========                         ========         ========
      Diluted                                   57,747           57,503                           57,534           57,345
                                              ========         ========                         ========         ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                      KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                               Condensed Consolidated Statements of Cash Flows (unaudited)
                                                     (In thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 2004                   2003
                                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $   33,284            $    25,490

Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                           28,935                 21,796
       Non-cash compensation expense for issuance of
         stock to certain members of board of directors            13                     23
       Allowance for doubtful accounts                           (276)                   401
       Interest rate swap agreement - fair value change            -                     249
       Tax benefit from exercise of stock options                 686                  1,638
       Deferred income taxes                                    8,080                  4,222
Changes in assets and liabilities:
       Increase in trade receivables                          (13,828)                  (973)
       Increase in inventories and supplies                      (621)                    (3)
       Decrease in prepaid expenses                             5,164                    550
       Decrease in income tax receivable                        1,761                     -
       Increase in other assets                                  (930)                  (441)
       Increase in accounts payable                             3,359                  1,604
       Increase in accrued liabilities and claims accrual       9,093                  5,520
                                                           ----------             ----------

       Net cash provided by operating activities               74,720                 60,076
                                                           ----------             ----------

CASH FLOW FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                     (92,650)               (53,064)
       Investment in/advances to other companies                   -                    (213)
       Cash received from advance to other company                 -                   1,600
       Decrease in notes receivable, net                          624                  1,305
                                                           ----------             ----------

       Net cash used in investing activities                  (92,026)               (50,372)
                                                           ----------             ----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                     KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
                                                    (In thousands)



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                             2004                          2003
                                                                             ----                          ----

CASH FLOW FROM FINANCING ACTIVITIES:

         Payments on long-term debt                                                     -                        (2,715)
         Proceeds from exercise of stock options                                    1,138                         1,627
                                                                     ----------------------        ---------------------

         Net cash used in financing activities                                      1,138                        (1,088)
                                                                     ----------------------        ---------------------

NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                         (16,168)                        8,616
CASH AND CASH EQUIVALENTS,
         Beginning of period                                                       40,550                        36,198
                                                                     ----------------------        ---------------------

CASH AND CASH EQUIVALENTS, end of period                                   $       24,382                $       44,814
                                                                     ======================        =====================


SUPPLEMENTAL DISCLOSURES:

         Noncash investing and financing transactions:
             Equipment acquired in accounts payable                        $        6,966                $        4,476
             Net book value of equipment traded                                     8,854                        12,869

         Cash Flow Information:
             Income taxes paid                                             $       10,308                $        9,911
             Interest paid                                                              -                           297


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

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. For additional information, please refer to other filings with the SEC, including our Form 10Q for the quarters ended March 31 and June 30, 2004, and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.  Stock-Based Compensation

Stock-Based   Compensation  -  At  September  30,  2004,  the  Company  had  one
stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----

Net income, as reported                           $ 12,558             $ 9,463           $ 33,284            $ 25,490

Deduct total stock-based
compensation expense determined
under fair-value based method for
all awards, net of tax                                (254)               (256)              (761)               (767)
                                           ----------------    ----------------    ---------------    ----------------

Pro forma net income                              $ 12,304             $ 9,207          $  32,523             $24,723
                                           ================    ================    ===============    ================

   Diluted earnings per share:
                  As reported                        $0.22               $0.16              $0.58               $0.44
                                           ================    ================    ===============    ================
                  Pro forma                          $0.21               $0.16              $0.57               $0.43
                                           ================    ================    ===============    ================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk free interest rate of 3.39%; expected life of 6.0 years; expected volatility of 49%; expected dividend yield rate of zero; and expected forfeitures of 3.48%. The following weighted average assumptions were used for grants in 2003: risk free interest rate 3.36%; expected life of 6.0 years; expected volatility of 51%; expected dividend yield rate of zero; and expected forfeitures of 3.51%.

Note 3.  Income Per Share

A reconciliation of the basic and diluted income per share computations for the three months and nine months ended September 30, 2004 and 2003, respectively, is as follows:

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----

Weighted average common
    shares outstanding  - Basic                     56,402              56,082             56,332              55,958

Effect of stock options                              1,345               1,421              1,202               1,387
                                           ----------------    ----------------    ---------------    ----------------

Weighted average common
    share and common share
    equivalents outstanding -
    Diluted                                         57,747              57,503             57,534              57,345
                                           ================    ================    ===============    ================

Net income                                         $12,558             $ 9,463          $  33,284             $25,490
                                           ================    ================    ===============    ================

   Income per common share and
   common share equivalent
                  Basic                              $0.22               $0.17              $0.59               $0.46
                                           ================    ================    ===============    ================
                  Diluted                            $0.22               $0.16              $0.58               $0.44
                                           ================    ================    ===============    ================

Note 4.  Comprehensive Income

Comprehensive income for the three and nine-month periods ended September 30, 2004 and 2003 was as follows (in thousands):

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,

                                                2004                2003                2004               2003
                                                ----                ----                ----               ----

Net Income                                         $12,558              $9,463            $33,284             $25,490

Other comprehensive income:
Interest rate swap agreement - fair
market value adjustment                                  -                  82                  -                 249
                                           ----------------    ----------------    ---------------    ----------------

Comprehensive income                               $12,558              $9,545            $33,284             $25,739
                                           ================    ================    ===============    ================

Note 5.  Segment Information

Although we have nineteen operating divisions, we have determined that we have one reportable segment. Eighteen of the divisions are managed based on regions in the United States in which we operate. Each of these divisions has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each division exhibits similar financial performance, including average revenue per mile and operating ratio. The remaining division is not reported because it does not meet the materiality thresholds in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result, we have determined that it is appropriate to aggregate our operating divisions into one reportable segment consistent with the guidance in SFAS No.
131. Accordingly, we have not presented separate financial information for each of our operating divisions as our consolidated financial statements present our one reportable segment.

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

Introduction

Business Overview

     We are primarily a dry van truckload carrier based in Phoenix, Arizona, and we also offer refrigerated services. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our operations centers located throughout the United States. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 21% compounded annual rate from $125.0 million in 1998 to $326.9 million in 2003, and our net income grew at a 22% compounded annual rate from $13.3 million in 1998 to $35.5 million in 2003.

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

     o Maintaining Operating Efficiencies and Controlling Costs. We focus primarily on operating dry vans, along with a limited number of refrigerated trailers, in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense traffic lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high tractor to non-driver employee ratio, and regulating vehicle speed.

     o Providing a High Level of Customer Service. We seek to compete on the basis of service in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on-time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

     o Using Technology to Enhance Our Business. Our tractors are equipped with satellite-based tracking and communications systems to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. A significant number of our trailers are equipped with tracking technology to allow us to manage our trailers more effectively, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

     The primary source of our revenue growth has been our ability to open new divisions in certain geographic areas and operate these facilities at a profit. We opened our most recent divisions in Carlisle, Pennsylvania in June 2004 and Lakeland, Florida in August 2004. Based on our current expectations concerning the economy, we anticipate increasing our total tractors by 350 to 400 system-wide for the entire year of 2004. We have increased our total tractors by 335 through September 30, 2004. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria. In addition, in July 2004, we began operating a refrigerated division based out of a separate facility located in Phoenix. This new refrigerated division began with approximately 20 tractors and was operating 33 tractors as of September 30, 2004.

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

     During the first nine months of 2004, the United States economy has experienced strong growth and business inventory levels seemed to improve during this period. As a result of these positive developments, we have experienced stronger and more stable freight demand among current and prospective customers thus far in 2004 than we experienced in the preceding three years. Historically, the excess capacity in the transportation industry has limited our ability to improve rates. Over the past two years, however, the transportation industry seems to have seen some reduction in capacity. We hope that, over the remainder of 2004, lower capacity coupled with stronger freight demand will continue to provide us with better pricing power.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and owner-operator costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operations centers, and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any operations center, in excess of 85% as unacceptable performance.

Recent Results of Operations and Quarter-End Financial Condition

     For the quarter ended September 30, 2004, our results of operations improved as follows versus the same period in 2003:

     o Revenue, before fuel surcharge, increased 25.7%, to $106.1 million from $84.4 million;

     o    Net income increased 32.6%, to $12.6 million from $9.5 million; and

     o    Net income per diluted share increased 37.5% to $0.22 from $0.16.

     We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 9.5% to $3,085 in the third quarter of 2004 from $2,818 in the third quarter of 2003. This improvement was driven by an 8.3% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.556 from $1.437 and a 1.6% increase in average miles per tractor to 28,834 from 28,379. We believe these increases were attributable to stronger freight demand and a better rate environment in the 2004 quarter primarily due to the improving U.S. economy and a favorable relationship between demand and trucking capacity. Rate and mile improvements were partially offset by a 5.6% increase in our percentage of non-revenue miles to 11.4% for the third quarter of 2004 from 10.8% for the same period in the prior year, which was principally due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of the higher rates.

     At September 30, 2004, our balance sheet reflected $24.4 million in cash and cash equivalents, no long-term debt, and shareholders' equity of $275.0 million. For the quarter, we generated $28.7 million in cash flow from operations and used $41.4 million for net capital expenditures (net of net book value of equipment traded of $2.3 million).

Results of Operations

     The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and nine-month periods ended September 30, 2004, and 2003, respectively. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

                                                               (Revenue, before)                               (Revenue, before)
                                       (Total revenue)         (fuel surcharge)        (Total revenue)         (fuel surcharge)
                                         Three-Month             Three-Month             Nine-Month              Nine-Month
                                         Period Ended            Period Ended            Period Ended            Period Ended
                                         ------------            ------------            ------------            ------------
                                         September 30,           September 30,           September 30,           September 30,
                                        2004       2003         2004       2003         2004       2003         2004       2003
                                        ----       ----         ----       ----         ----       ----         ----       ----

Revenue                                100.0%     100.0%       100.0%     100.0%       100.0%     100.0%       100.0%     100.0%

Operating expenses:
Salaries, wages and
  benefits                              30.2       30.7         32.5       31.9         30.7       30.8         32.7       32.2
Fuel                                    19.2       16.3         13.1 (1)   13.1 (1)     18.7       16.9         13.5 (1)   13.3 (1)
Operations and maintenance               6.3        6.2          6.8        6.4          6.0        6.1          6.4        6.3
Insurance and claims                     4.7        4.7          5.1        4.9          5.1        4.9          5.4        5.1
Operating taxes and licenses             2.2        2.7          2.3        2.8          2.2        2.7          2.4        2.8
Communications                           0.8        0.9          0.9        0.9          0.8        0.9          0.9        0.9
Depreciation and amortization            9.2        8.8          9.9        9.2          9.2        8.7          9.8        9.1
Lease expense - revenue
  equipment                              0.6        2.2          0.6        2.3          0.9        2.3          1.0        2.4
Purchased transportation                 6.6        7.4          7.1        7.7          6.9        7.4          7.3        7.8
Miscellaneous
  operating expenses                     2.0        2.1          2.1        2.1          2.0        2.3          2.0        2.3
                                        ----       ----         ----       ----         ----       ----         ----       ----
Total Operating
  Expenses                              81.8       82.0         80.4       81.3         82.5       83.0         81.4       82.2
                                        ----       ----         ----       ----         ----       ----         ----       ----
Income from operations                  18.2       18.0         19.6       18.7         17.5       17.0         18.6       17.8
Net interest expense                     0.1        0.0          0.1        0.0          0.0        0.0          0.1       (0.1)
                                        ----       ----         ----       ----         ----       ----         ----       ----
Income before income taxes              18.3       18.0         19.7       18.7         17.5       17.0         18.7       17.7
Income taxes                             7.3        7.2          7.9        7.5          7.0        6.8          7.5        7.1
                                        ----       ----         ----       ----         ----       ----         ----       ----
Net income                              11.0       10.8         11.8       11.2         10.5       10.2         11.2       10.6
                                        ====       ====         ====       ====         ====       ====         ====       ====

(1)  Net of fuel surcharge.
     There are minor rounding differences in the above table.

     A discussion of our results of operations for the nine and three month periods ended September 30, 2004 and 2003 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2004 to Nine Months and Three Months Ended September 30, 2003

     Our total revenue for the nine months ended September 30, 2004 increased 26.2% to $315.5 million from $250.0 million for the same period in 2003. Total revenue included $19.0 million of fuel surcharge revenue in the 2004 period compared to $10.2 million in the 2003 period. Our total revenue for the quarter ended September 30, 2004 increased 30.1% to $114.1 million from $87.6 million for the same quarter in 2003. Total revenue included $7.9 million of fuel surcharge revenue in the 2004 quarter compared to $3.2 million in the 2003 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

     Revenue, before fuel surcharge, increased by 23.6% to $296.5 million in the nine months ended September 30, 2004 from $239.8 million for the same period in 2003. Revenue, before fuel surcharge, increased by 25.7% to $106.1 million in the quarter ended September 30, 2004 from $84.4 million in the same quarter in 2003. These increases primarily resulted from the expansion of our fleet and customer base as we continue to open additional divisions, as well as improved rates and utilization in the 2004 period. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew to 2,753 tractors (including 256 owned by independent contractors) as of September 30, 2004, from 2,330 tractors (including 229 owned by independent contractors) as of September 30, 2003, an 18.2% increase. This growth in our fleet, coupled with higher average revenue per tractor per week in the 2004 periods, resulted in the significant period-over-period improvement in revenue.

     Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.7% for the nine months ended September 30, 2004 from 32.2% for the same period in 2003. Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.5% for the quarter ended September 30, 2004, compared to 31.9% for the same quarter of 2003. These increases were primarily due to the increases in driver pay rates implemented during the previous nine months. As of September 30, 2004, 90.7% of our fleet was operated by Company drivers, compared to 90.2% as of September 30, 2003. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

     Fuel expense, net of fuel surcharge, increased, as a percentage of revenue before fuel surcharge, to 13.5% for the nine months ended September 30, 2004 from 13.3% for the same period in 2003. For the quarters ended September 30, 2004 and 2003, fuel expense, net of fuel surcharge, remained constant, as a percentage of revenue before fuel surcharge, at 13.1%. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. The increase for the nine month period noted above was due mainly to higher than average fuel prices in the 2004 period, partially offset by increased fuel surcharge collections and improved revenue per mile. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 18.7% for the nine months ended September 30, 2004 from 16.9% for the same period in 2003. For the quarter ended September 30, 2004, fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 19.2% from 16.3% for the corresponding quarter in the prior year. These increases were due primarily to higher fuel prices. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     Operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 6.4% for the nine months ended September 30, 2004, compared to 6.3% for the same period in 2003. For the quarter ended September 30, 2004, operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 6.8% compared to 6.4% for the same quarter in 2003. These increases were primarily due to the timing of maintenance and tire replacement activity on our revenue equipment, along with increases in driver hiring costs.

     Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.4% for the nine months ended September 30, 2004, compared to 5.1% for the same period in 2003. Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.1% for the quarter ended
September 30, 2004, compared to 4.9% for the same quarter in 2003. These increases were primarily a result of higher insurance premiums and an increase in claims incurred by the Company.

     Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.4% for nine months ended September 30, 2004 from 2.8% for the same period in 2003. For the quarter ended September 30, 2004, this expense decreased, as a percentage of revenue before fuel surcharge, to 2.3% from 2.8% for the same quarter of 2003. These decreases resulted primarily from the improvements in average revenue per tractor per week in the 2004 periods described above, which more efficiently covered this largely fixed cost.

     Communications expenses as a percentage of revenue, before fuel surcharge, remained constant at 0.9% for each of the 2004 and 2003 periods.

     Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.8% for the nine months ended September 30, 2004 from 9.1% for the same period in 2003. Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.9% for the quarter ended September 30, 2004 from 9.2% for the same quarter in 2003. These increases were primarily related to an increase in the percentage of our Company fleet comprised of purchased vehicles. At September 30, 2004, 96% of our Company fleet was comprised of purchased vehicles, compared to 76% at September 30, 2003. Our Company fleet includes purchased vehicles and vehicles held under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

     Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 1.0% for the nine months ended September 30, 2004, compared to 2.4% for the same period in 2003. Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 0.6% for the quarter ended September 30, 2004, compared to 2.3% for the same quarter in 2003. These decreases primarily resulted from the reduction in the percentage of the Company fleet comprised of vehicles held under operating leases discussed above.

     Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.3% for the nine months ended September 30, 2004 compared to 7.8% for the same period in 2003. Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.1% for the quarter ended September 30, 2004 compared to 7.7% for the same quarter in 2003. These decreases were primarily the result of the improvements in revenue per mile during the 2004 periods described above, along with the slight decrease in the percentage of our total fleet comprised of independent contractors. As of September 30, 2004, 9.3% of our fleet was operated by independent contractors, compared to 9.8% at September 30, 2003.

     Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.0% for the nine months ended September 30, 2004 from 2.3% for the same period in 2003. This decrease was primarily due to the improvements in average revenue per tractor per week in the 2004 periods described above. Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained constant at 2.1% for the quarters ended September 30, 2004 and 2003.

     As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 81.4% for the nine months ended September 30, 2004, compared to 82.2% for same period in 2003. For the quarter ended September 30, 2004, our operating ratio was 80.4% compared to 81.3% for same quarter in 2003.

     Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2004 and 2003. As a percentage of revenue, before fuel surcharge, income tax expense increased to 7.5% for the nine months ended September 30, 2004, from 7.1% for the same period in 2003. For the quarter ended September 30, 2004, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 7.9% from 7.5% for the same quarter in 2003. These increases were primarily due to the increases in our income before income taxes.

     As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 11.2% for the nine months ended September 30, 2004, compared to 10.6% for the same period in 2003. For the quarter ended
September 30, 2004, our net income, as a percentage of revenue before fuel surcharge, was 11.8% compared to 11.2% in the same quarter in 2003.

Liquidity and Capital Resources

     The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

     Net cash provided by operating activities was approximately $74.7 million for the nine months ended September 30, 2004, compared to $60.1 million for the same period in 2003. The increase for the 2004 period was primarily the result of an increase in revenue and the improvement in our operating ratio.

     Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, totaled $92.7 million for the nine months ended September 30, 2004 compared to $53.1 million for the same period in 2003. During the 2004 period, we acquired a significant number of tractors and trailers for cash, including some that previously had been held under operating leases, and continued to upgrade our network of terminal facilities.

     Net cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2004, compared to net cash used for financing activities of approximately $1.1 million for same period in 2003. Net cash provided by financing during the 2004 period was the result of stock option exercises. The net cash used for financing during the 2003 period was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003, offset by proceeds from the exercise of stock options.

     At September 30, 2004, we did not have any borrowings outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $11.0 million. At September 30, 2004, the line of credit consisted solely of issued but unused letters of credit totaling $9.8 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at September 30, 2004.

     As of September 30, 2004, we held $24.4 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as capital expenditures during such period, with cash balances, cash flows from operations, and borrowings and operating lease financing believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

     Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, from time-to-time we have utilized non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. At September 30, 2004, we leased 97 tractors under operating leases with varying termination dates ranging from October 2004 to April 2006. Vehicles held under operating leases are not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "lease expense - revenue equipment." Our rental expense related to operating leases was $2.9 million for the nine months ended September 30, 2004, compared to $5.8 million for the same period of 2003. The total amount outstanding under operating leases as of September 30, 2004, was $2.1 million, with $1.1 million due in the next 12 months. The effective annual interest rates under these operating leases are approximately 5.2%.

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

     Managing Growth. We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions. In addition, we have recently commenced operation of a refrigerated division as part of our growth strategy and are subject to the risks inherent in entering a new market, including but not limited to: unfamiliarity with pricing, service, and operational issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

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

     If these costs were to increase further, or if the severity or number of claims were to increase, our earnings could be materially and adversely affected.

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

     Inflation. Many of our operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During the first nine months of 2004, we experienced fluctuations in fuel costs, as a result of conditions in the petroleum industry. We maintain an aggressive program to obtain rate and fuel surcharge increases in an effort to cover a considerable portion of increases in expenses resulting from higher fuel costs. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit our ability to continue to obtain rate increases or fuel surcharges. Due to our significant operations in the West Coast region, we are particularly affected by the substantially higher fuel prices currently prevailing in that portion of the country. Generally, West Coast fuel prices are on average approximately $0.10 per gallon higher than the national average. For much of the first nine months of 2004, however, this regional difference has been considerably more pronounced. As fuel surcharges generally are based on national fuel price averages, this fuel price disparity disproportionately affects carriers, like us, with substantial operations on the West Coast. We continue to address this situation by implementing a higher West Coast surcharge on our tariff customers and negotiating with our contract customers to obtain higher fuel surcharge rates. To the extent we do not have continuing success in these negotiations, our results of operations may be adversely affected. See "Quantitative and Qualitative Disclosure About Market Risk - Commodity Price Risk," below.

     We also have periodically experienced some wage increases for drivers. Increases in driver compensation could continue during 2004 and may affect our operating income, unless we are able to pass those increased costs to customers through rate increases.

     Driver Retention. Difficulty in attracting or retaining qualified drivers, including independent contractors, also could have a materially adverse effect on our growth and profitability. If a shortage of drivers should occur in the future, or if we were unable to continue to attract and contract with independent contractors, we could be required to make further adjustments to our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

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

     Interest Rate Risk

         We are subject to interest rate risk to the extent the Company borrows against its line of credit or incurs debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At September 30, 2004, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition if our debt levels increase. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

     Commodity Price Risk

     We are also subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based on our recent historical experience, we believe that we generally pass through to our customers approximately 80% to 90% of increases in fuel prices. For the nine months ended September 30, 2004, fuel expense, net of fuel surcharge, represented 16.6% of our total operating expenses, net of fuel surcharge, compared to 16.2% for the same period in 2003.

     We are party to three fuel contracts relating to the price of heating oil on the New York Mercantile Exchange ("NYMX") that we entered into between October 2000 and February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At October 8, 2004, the price of heating oil on the NYMX was $1.45 for November 2004 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the contracts would be approximately $750,000. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.6 million, after taking the loss on the contracts into consideration. We have valued these contracts at fair value in the accompanying September 30, 2004 consolidated financial statements.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's third fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

             (3.1.3)      Third Amendment to Restated Articles of Incorporation of the
                          Company.(Incorporated by reference to Exhibit 3.1.3 to the
                          Company's Report on Form 10-K for the period ended
                          December 31, 2002.)

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


                                              KNIGHT TRANSPORTATION, INC.


Date: November 8, 2004   By: /s/ Kevin P. Knight
                            ----------------------------------------------------
                            Kevin P. Knight
                            Chief Executive Officer, in his capacity as such and on behalf of the registrant


Date: November 8, 2004   By: /s/ David A. Jackson
                            ----------------------------------------------------
                            David A. Jackson
                            Chief Financial Officer, in his capacity as such and on behalf of the registrant


Date: November 8, 2004   By: /s/ Robert Johnson
                            ----------------------------------------------------
                            Robert Johnson
                            Chief Accounting Officer, in his capacity as such and on behalf of the registrant