Form 10-K
period 2004-12-31
KNIGHT TRANSPORTATION INC
filed 2005-03-16
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-24946

KNIGHT TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)
Arizona	86-0649974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5601 West Buckeye Road, Phoenix, Arizona	85043
(Address of principal executive offices)	(Zip Code)

(602) 269-2000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☒Yes   ☐ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, was $1,078,989,651 (based upon a value per share of $19.14 being the closing sale price on that date as reported by the Nasdaq National Market, adjusted to give effect to the registrant’s 3-for-2 stock split, effected in the form of a 50% stock dividend, on July 20, 2004). In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the company, and no other persons, are affiliates.

The number of shares outstanding of the registrant’s common stock as of March 11, 2005 was 56,786,191.

        Materials from the registrant’s Notice and Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held on May 26, 2005 have been incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

Except for certain historical information contained herein, this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Factors That May Affect Future Results,” set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

References in this Annual Report to “we,” “us,” “our,” “Knight” or the “Company” or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General
We are primarily a dry van truckload carrier based in Phoenix, Arizona, although we also began operating a temperature controlled subsidiary in 2004. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 17 regional dry van operations centers and one at our temperature controlled subsidiary. Our stock has been publicly traded since October 1994. Over the past five years we have achieved substantial growth from $151.5 million in revenue, before fuel surcharge, and $15.5 million in net income in 1999 to $411.7 million in revenue, before fuel surcharge, and $47.9 million in net income in 2004. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operations

Our operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable traffic lanes in select geographic regions, and attempt to develop and expand our customer base around each of our terminal facilities. This operating strategy allows us to take advantage of the large amount of freight traffic transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, shorter hauls provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner where it assists us in controlling operating costs and enhancing revenue. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Regional Operations. We presently have 17 regional dry van operations centers, which are operated from our facilities located in Phoenix, Arizona; Tulare, California; Salt Lake City, Utah; Portland, Oregon; Denver, Colorado; Kansas City, Kansas; Katy, Texas; Indianapolis, Indiana; Charlotte, North Carolina; Gulfport, Mississippi; Memphis, Tennessee; Atlanta, Georgia; Las Vegas, Nevada; Carlisle, Pennsylvania; and Lakeland, Florida. During 2004, we established regional dry van operations centers in Las Vegas, Nevada, Carlisle, Pennsylvania, and Lakeland, Florida, and a subsidiary based in Phoenix, Arizona which provides temperature controlled services. In early 2005, we relocated an existing operations center from Phoenix to Tulare. We concentrate our freight operations in an approximately 750-mile radius around each of our terminals, with an average length of haul in 2004 of approximately 556 miles. We believe that regional operations offer several advantages, including:
•	obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;
•	achieving higher revenue per mile by focusing on high-density traffic lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity; and
•	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We maintain a simplified operation that focuses on operating in particular geographical and shipping markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas and to achieve higher equipment utilization in dense traffic lanes. We maintain a modern tractor and trailer fleet in order to obtain fuel and other operating efficiencies and attract and retain drivers. A generally compatible fleet of tractors and trailers simplifies our maintenance procedures, reduces parts supplies, and facilitates our ability to serve a broad range of customer needs, thereby maximizing equipment utilization and available freight capacity. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and minimize claims expenses.

Customer Service. We offer a high level of service to customers in lanes and regions that complement our other operations, and we seek to establish ourselves as a preferred provider or “core carrier” for many of our customers. By concentrating revenue equipment close to customers in high-density lanes and regions, we can provide shippers with a consistent supply of capacity and are better able to match our equipment to customer needs. Our services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services tailored to meet our customers’ needs. We price our services commensurately with the level of service our customers require. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, and to provide our customers with freight visibility. We have installed Qualcomm’s satellite based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional terminals. A significant number of our trailers are equipped with Terion trailer-tracking technology that allows us to manage our trailers more effectively, reduce the number of trailers per tractor in our fleet, enhance revenue through detention fees, and minimize cargo loss. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and reduce our costs.

Growth Strategy

We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional operations centers create significant opportunities for us to grow. We intend to take advantage of these growth opportunities by focusing on three key areas:

Opening new regions and expanding existing regional operations centers. Over the past several years, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional operations centers. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening new regional operations centers, while expanding our existing regional operations centers. To take advantage of these opportunities, we are developing relationships with existing and new customers in regions that we believe will permit us to develop transportation lanes that allow us to achieve high equipment utilization and resulting operating efficiency.

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

Opportunities to make selected acquisitions. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired two short-to-medium haul truckload carriers: Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000, and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. We believe economic trends will lead to further consolidation in our industry, and we will consider additional acquisitions that meet our financial and operating criteria.

Marketing and Customers

Our sales and marketing functions are led by members of our senior management team, who are assisted by other sales professionals. Our marketing team emphasizes our high level of service and ability to accommodate a variety of customer needs. Our marketing efforts are designed to take advantage of the trend among shippers to outsource transportation requirements, use primary carriers, and seek arrangements for dedicated equipment and drivers.

We have a diversified customer base. For the year ended December 31, 2004, our top 25 customers represented 46% of revenue; our top 10 customers represented 28% of revenue; and our top 5 customers represented 18% of revenue. No single customer represented more than 10% of revenue in 2004. We believe that a substantial majority of our top 25 customers regard us as a core carrier. Most of our truckload carriage contracts are cancelable on 30 days notice.

We seek to provide consistent, timely, flexible and cost efficient service to shippers. Our objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We seek to obtain a competitive advantage by providing high quality and consistent capacity to customers at competitive prices. To be responsive to customers’ and drivers’ needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

Our dedicated fleet services also may provide a significant part of a customer’s transportation requirements. Under a dedicated carriage service agreement, we provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer’s in-house transportation department. We furnish these services through Company-provided revenue equipment and employees, and independent contractors.

Each of our regional operations centers is linked to our Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit us to respond promptly and accurately to customer requests. The system also assists us in matching available equipment with loads. We also provide electronic data interchange (“EDI”) and internet (“E”) services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2004, we employed 3,465 persons. None of our employees is subject to a union contract. It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance. The recruitment, training and retention of qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. Drivers are selected in accordance with specific, objective guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

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

Our drivers generally are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. During 2004, we increased our driver compensation rates approximately three cents per mile. Drivers and other employees are invited to participate in our 401(k) program and in Company-sponsored health, life and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. As of December 31, 2004, a total of 728 of our current drivers and other employees had participated in and received option grants under our current and former stock option plans.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2004, we had agreements covering 244 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to transport, load and unload goods we haul. During 2004, we increased our contracted rates approximately four cents per mile for these independent contractors. Competition for independent contractors among transportation companies is strong. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services for our independent contractors who desire such services for a charge. In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor’s revenue equipment. As of December 31, 2004, we had outstanding loans of approximately $248,000 to independent contractors.

Revenue Equipment

As of December 31, 2004, we operated 2,574 Company tractors with an average age of 1.9 years. We also had under contract 244 tractors owned and operated by independent contractors. Our trailer fleet consisted of 7,126, 53-foot long, high cube trailers, including 103 refrigerated trailers, with an average age of 4.2 years.

Growth of our tractor and trailer fleets is determined by market conditions, and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

We use light weight tractors and high cube trailers to handle both high weight and high volume shipments. Our fleet configuration also allows us to move freight on a “drop-and-hook” basis, increasing asset utilization and providing better service to customers. We attempt to maintain a trailer to tractor ratio of approximately 2.5 to 1, which we believe promotes efficiency and allows us to serve a large variety of customers’ needs without significantly changing or modifying equipment.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. Standardization of our fleet allows us to operate with a smaller spare parts inventory and simplifies driver training and equipment maintenance. We adhere to a comprehensive maintenance program that minimizes downtime and optimizes the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Our current policy is to replace most of our tractors within 38 to 44 months after purchase and to replace our trailers over a six to ten year period. We believe this replacement policy enhances our ability to attract drivers, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, and difficult market conditions faced by tractor manufacturers, may result in price increases that would cause us to retain our equipment for a longer period, which may result in increased operating expenses.

The Environmental Protection Agency (the “EPA”) implemented new tractor engine design requirements effective October 1, 2002 in an effort to reduce emissions, and more restrictive EPA engine design requirements will take effect in 2007. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices and further increases may result in connection with the implementation of the 2007 requirements. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. In addition to increases in equipment costs, the EPA-compliant engines are generally less fuel efficient than those in tractors manufactured before October 2002, and compliance with the 2007 EPA standards could result in further declines in fuel economy. If we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

We have Qualcomm’s satellite-based mobile communication and position-tracking system in substantially all of our tractors and we have Terion’s trailer-tracking system in a significant number of our trailers. We believe that this technology has helped to generate operating efficiencies and allowed us to improve fleet control while maintaining a high level of customer service.

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

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation (“DOT”). The DOT requires our drivers to obtain national commercial drivers’ licenses pursuant to regulations promulgated by the DOT. The DOT also requires that we implement a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. As a result, we require our drivers to have a “hazardous materials endorsement” (“HME”) on their commericial drivers license. We have implemented procedures to monitor our driver’s compliance with the Department of Homeland Security’s new “Security Threat Assessment” regulation effective for 2005 when applying for or renewing an HME.

Within our Company, our President, Chief Financial Officer, and Vice President of Safety are responsible for securing appropriate insurance coverages at competitive rates. The primary claims arising in our business consist of cargo loss and physical damage and auto liability (personal injury and property damage). For 2004 we were self-insured for these claims with a maximum limit of $2.0 million per occurrence and we were self-insured for workers’ compensation up to a maximum limit of $500,000 per occurrence. Subsequent to December 31, 2004, we have decreased our maximum self-insured retention for auto liability from $2.0 million to $1.5 million.

Our insurance policies for 2004 provided for excess liability coverage up to a total of $40.0 million per occurrence. Subsequent to December 31, 2004, the $40.0 million in excess coverage has been increased to $50.0 million. We also maintain primary and excess coverage for employee medical expenses and hospitalization, and damage to physical properties. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

Competition

The entire trucking industry is highly competitive and fragmented. We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by us is based on freight rates, service, efficiency, size and technology. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers’ needs. In addressing our markets, we believe that our principal competitive strength is our ability to provide timely, flexible and cost-efficient service to shippers.

Regulation

The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. In 2003, the DOT adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004. These revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years. As a result of this change, issues that cause driver delays such as multiple stop shipments, unloading/loading delays, and equipment maintenance could have resulted in a reduction in driver miles. We believe that we have minimized the economic impact of the new hours-of-service rules on our business. We believe that historically we have been one of the more successful carriers in identifying, assessing, and collecting charges for additional services that our drivers perform for our customers. In addition, we conducted intensive training programs for our driver and non-driver personnel regarding the new hours-of-service requirements in anticipation of their effectiveness. Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers’ non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations. Based on our experience to date, we do not believe these rules have significantly disrupted our operations or materially affected our financial results.

After nine months of operation under the revised hours-of-service regulations, citizens’ advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the revised hours-of-service rules until September 30, 2005. We expect that any new rule making resulting from the litigation will be no more favorable than existing rules. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

Our motor carrier operations also are subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. Our facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Other Information

We were incorporated in 1989 and our headquarters are located at 5601 West Buckeye Road, Phoenix, Arizona 85043. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) can be obtained free of charge by visiting our website. Our website address is www.knighttrans.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

We periodically examine investment opportunities in areas related to the transportation industry. Our investment strategy is to add to shareholder value by investing in industry related businesses that will assist us in strengthening our overall position in the transportation industry, minimize our exposure to start-up risk and provide us with an opportunity to realize a substantial return on our investment. We own a 17% interest in Concentrek, Inc., a logistics business.

Item 2.  Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 65 acres. We own approximately 57 acres and approximately 8 acres are leased from Mr. Randy Knight, a director of the Company and one of our principal shareholders. The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased	Acres
Phoenix, Arizona	Yes	Yes	Yes	Owned/Leased	57/8
Tulare, California	Yes	Yes	No	Owned	23
Salt Lake City, Utah	Yes	Yes	No	Owned	15
Portland, Oregon	Yes	Yes	Yes	Leased	5
Denver, Colorado	Yes	No	No	Leased	3
Kansas City, Kansas	Yes	Yes	Yes	Owned	15
Katy, Texas	Yes	Yes	Yes	Owned	12
Indianapolis, Indiana	Yes	Yes	Yes	Owned	9
Charlotte, North Carolina	Yes	Yes	Yes	Owned	21
Gulfport, Mississippi	Yes	Yes	Yes	Owned	8
Memphis, Tennessee	Yes	Yes	Yes	Owned	18
Atlanta, Georgia	Yes	No	No	Leased	7
Las Vegas, Nevada	Yes	No	No	Leased	2
Carlisle, Pennsylvania	Yes	No	No	Leased	5
Lakeland, Florida	Yes	No	No	Leased	2

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

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Company’s Common Equity and Related Shareholder Matters

Our common stock is traded under the symbol KNX on The New York Stock Exchange (“NYSE”). Prior to December 30, 2004, our common stock was traded under the symbol KNGT on the The NASDAQ Stock Market - National Market System (“NASDAQ-NMS”). The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ-NMS or on the consolidated transaction reporting system for securities traded on the NYSE.

	High	Low
2003
First Quarter	$14.83	$12.23
Second Quarter	$17.17	$12.87
Third Quarter	$18.91	$16.44
Fourth Quarter	$18.37	$15.33

2004
First Quarter	$18.43	$14.85
Second Quarter	$19.17	$15.18
Third Quarter	$21.99	$17.92
Fourth Quarter	$25.78	$21.31

As of March 11, 2005, we had 68 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

In December 2004, we paid our first cash dividend of $.02 per share on our common stock. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2004, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001		2000
	(Dollar amounts in thousands, except per share amounts and operating data)
Statements of Income Data:
Revenue, before fuel surcharge	$411,717	$326,856	$279,360	$241,679		$207,406
Fuel surcharge	30,571	13,213	6,430	9,139		9,453
Total revenue	442,288	340,069	285,790	250,818		216,859
Operating expenses	362,923	280,620	238,296	211,266		184,836
Income from operations	79,362	59,449	47,494	39,552		32,023
Net interest expense and other	398	(651)	(149)	(7,485	) (2)	(3,418)
Income before income taxes	79,760	58,798	47,345	32,067	(2)	28,605
Net income	47,860	35,458	27,935	19,017	(2)	17,745
Diluted earnings per share(1)	.83	.62	.49	.36	(2)	.35

Balance Sheet Data (at End of Period):
Working capital	$63,327	$69,916	$64,255	$51,749		$27,513
Total assets	402,867	321,226	284,844	241,114		206,984
Long-term obligations, net of current maturities	-0-	-0-	12,200	2,715		14,885
Cash dividend per share on common stock	.02	- 0-	-0-	-0-		-0-
Shareholders’ equity	291,017	239,923	199,657	167,696		105,121

Operating Data (Unaudited):
Operating ratio(3)	82.1%	82.5%	83.4%	84.2%		85.2%
Operating ratio, excluding fuel surcharge(4)	80.7%	81.8%	83.0%	83.6%		84.6%
Average revenue per total mile(5)	$1.37	$1.28	$1.24	$1.23		$1.23
Average length of haul (miles)	556	532	543	527		530
Empty mile factor	11.5%	10.8%	10.7%	10.9%		10.5%
Tractors operated at end of period(6)	2,818	2,418	2,125	1,897		1,694
Trailers operated at end of period	7,126	6,212	5,441	4,898		4,627

(1)	Diluted earnings per share for 2000, 2001, 2002 and 2003 have been restated to reflect 3-for-2 stock splits on July 20, 2004, December 28, 2001 and June 1, 2001, as applicable.
(2)	Includes a pre-tax, non-cash write-off of $5.7 million in 2001 relating to an investment in Terion, Inc.
(3)	Operating expenses as a percentage of total revenue.
(4)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(5)	Average transportation revenue per mile based upon total revenue, exclusive of fuel surcharge.
(6)
Includes: (a) 244 independent contract operated vehicles at December 31, 2004; (b) 253 independent contract operated vehicles at December 31, 2003; (c) 209 independent contractor operated vehicles at December 31, 2002; (d) 200 independent contractor operated vehicles at December 31, 2001; and (e) 239 independent contractor operated vehicles at December 31, 2000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “anticipates,” and “likely,” and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Factors That May Affect Future Results,” set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

Introduction

Business Overview

We are a truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 17 regional dry van operations centers located throughout the United States and one temperature controlled subsidiary located in Phoenix. Over the past five years we have achieved substantial revenue and income growth. During this period, our revenue, before fuel surcharge, grew at a 22% compounded annual rate from $151.5 million in 1999 to $411.7 million in 2004, and our net income grew at a 25% compounded annual rate from $15.5 million in 1999 to $47.9 million in 2004.

Operating and Growth Strategy

Our operating strategy is focused on the following core elements:
•

Focusing on Regional Operations. We seek to operate primarily in high density, predictable traffic lanes in selected geographic regions. We believe our regional operations allow us to obtain greater freight volumes and higher revenue per mile, and also enhance safety and driver recruitment and retention.

•

Maintaining Operating Efficiencies and Controlling Costs. We focus almost exclusively on operating in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense traffic lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high driver to nondriver employee ratio, and regulating vehicle speed.

•

Providing a High Level of Customer Service. We seek to compete on the basis of service in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

•

Using Technology to Enhance Our Business. Our tractors are equipped with a satellite based tracking and communications system to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. A significant number of our trailers are equipped with tracking technology to allow us to manage our trailers more effectively, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

The primary source of our revenue growth has been our ability to open and develop new regional operations centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. During 2004, we established additional regional dry van operations centers in Las Vegas, Nevada, Carlisle, Pennsylvania, and Lakeland, Florida, and created a temperature controlled subsidiary based in Phoenix, Arizona. Based on our current expectations concerning the economy, we anticipate opening three or four additional regional operations centers in 2005 and adding approximately 400 new tractors system-wide during the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

Historically, excess capacity in the transportation industry has limited our ability to improve rates. From 1999 into 2003, economic activity in the United States was somewhat sluggish, which limited to some extent our ability to obtain rate increases during that period, but also resulted in decreased truck capacity in relation to demand as many trucking companies failed, contracted, or limited their growth. Beginning in 2003 and throughout 2004, however, the United States economy experienced strong growth, which, together with tighter capacity, contributed to higher freight rates throughout much of the industry, including a 7.6% improvement in average revenue per loaded mile (excluding fuel surcharge) from 2003 to 2004 at Knight. If the economy continues at the 2004 pace, we expect continued tight capacity, coupled with stronger freight demand, to continue to provide us with better than historical pricing power.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any operations center, in excess of 85% as unacceptable performance in the current environment.

Recent Results of Operations and Year-End Financial Condition

For the year ended December 31, 2004, our results of operations improved as follows versus the 2003 fiscal year:

•	Revenue, before fuel surcharge, increased 26%, to $411.7 million from $326.9 million;
•	Net income increased 35%, to $47.9 million from $35.5 million; and
•	Net income per diluted share increased to $0.83 from $0.62.
We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 9.8% to $3,045 in 2004 from $2,773 in 2003. This improvement was driven by a 7.6% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.546 from $1.437, and a 2.4% increase in average miles per tractor to 114,829 from 112,106. We believe these increases were attributable to stronger freight demand and a better rate environment in 2004 primarily due to continued growth in the U.S. economy and a favorable relationship between demand and trucking capacity. Rate and mile improvements were partially offset by a 6.5% increase in our percentage of non-revenue miles to 11.5% for 2004 from 10.8% for the prior year, which was principally due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of higher rates.

During 2004, we grew our fleet by adding 400 new tractors, and we periodically experienced temporary challenges attracting a sufficient number of drivers to optimize utilization of our expanding tractor fleet. In response to this challenge, we placed additional emphasis on our driver recruiting and retention efforts. This emphasis on recruiting and retention, combined with increases in driver compensation in 2004 totaling three cents per mile, which will affect our costs going forward, have resulted in nearly all of our trucks being fully seated at year end 2004.

At December 31, 2004 our balance sheet reflected $25.4 million in cash and cash equivalents, no debt, and shareholders’ equity of $291.0 million. For the year, we generated $98.9 million in cash flow from operations and used $115.7 million for purchases of property and equipment.

       We did not have any off-balance sheet operating leases at December 31, 2004.

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

	2004	2003	2002			2004	2003	2002

Total revenue	100.0%	100.0%	100.0%	Revenue, before fuel surcharge		100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages and benefits	30.3	30.8	32.8	Salaries, wages and benefits		32.5	32.0	33.5
Fuel	19.2	16.6	15.6	Fuel(1)		13.2	13.3	13.6
Operations and maintenance	6.0	6.0	6.0	Operations and maintenance		6.4	6.2	6.1
Insurance and claims	5.0	4.9	4.3	Insurance and claims		5.4	5.1	4.4
Operating taxes and licenses	2.2	2.7	2.6	Operating taxes and licenses		2.4	2.8	2.6
Communications	0.8	0.9	0.8	Communications		0.9	0.9	0.9
Depreciation and amortization	9.2	8.8	8.0	Depreciation and amortization		9.9	9.2	8.2
Lease expense - revenue equipment	0.7	2.3	3.3	Lease expense - revenue equipment		0.7	2.4	3.4
Purchased transportation	6.6	7.4	7.6	Purchased transportation		7.1	7.7	7.8
Miscellaneous operating expenses	2.1	2.2	2.4	Miscellaneous operating expenses		2.2	2.2	2.5
Total operating expenses	82.1	82.5	83.4	Total operating expenses		80.7	81.8	83.0
Income from operations	17.9	17.5	16.6	Income from operations		19.3	18.2	17.0
Net interest and other income (expense)	0.1	(0.2)	(0.0)	Net interest and other income (expense	)	0.1	(0.2)	(0.1)
Income before income taxes	18.0	17.3	16.6	Income before income taxes		19.4	18.0	16.9
Income taxes	7.2	6.9	6.8	Income taxes		7.8	7.1	6.9
Net Income	10.8%	10.4%	9.8%	Net Income		11.6%	10.9%	10.0%
(1)	Net of fuel surcharge.

A discussion of our results of operations for the periods 2004 to 2003 and 2003 to 2002 is set forth below.

Fiscal 2004 Compared to Fiscal 2003

Our total revenue for 2004 increased 30.1% to $442.3 million from $340.1 million for 2003. Total revenue included $30.6 million of fuel surcharge revenue in 2004 and $13.2 million of fuel surcharge revenue in 2003. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 26.0% to $411.7 million for 2004 up from $326.9 million in 2003. This increase primarily resulted from the expansion of our fleet and customer base and increased volume from existing customers, continued market development from existing operations centers, the opening of three additional regional dry van operations centers and the establishment of a temperature controlled subsidiary in 2004, as well as improved rates and utilization. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew 16.5% to 2,818 tractors (including 244 owned by independent contractors) as of December 31, 2004, from 2,418 tractors

(including 253 owned by independent contractors) as of December 31, 2003. This growth in our fleet, coupled with a 9.8% increase in average revenue per tractor per week in 2004 over 2003, resulted in the significant period-over-period improvement in revenue.

Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.5% in 2004 from 32.0% in 2003, primarily due to increases in driver pay rates of approximately $.03 per mile during 2004, as well as an increase in the percentage of our total fleet operated by company drivers, as opposed to independent contractors. Amounts paid to independent contractors for hauling freight are recorded on the “Purchased Transportation” line of our statements of income. As of December 31, 2004, 91.3% of our fleet was operated by company drivers, compared to 89.5% as of December 31, 2003. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, remained essentially constant as a percentage of revenue before fuel surcharge, at 13.2% for 2004 and 13.3% in 2003. This was mainly due to improved collection of fuel surcharge revenue during 2004, which offset higher fuel prices. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2004, fuel surcharge was $30.6 million, compared to $13.2 million for the same period in 2003. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 19.2% for 2004 from 16.6% in 2003 as a result of higher fuel prices. We believe that higher fuel prices may continue to adversely affect our operating expenses throughout 2005, and that continued unrest in the Middle East and other areas could have a significant adverse effect on fuel prices.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.4% for 2004 from 6.2% in 2003. This increase was primarily due to increased costs for driver recruiting expenses. Independent contractors pay for the maintenance on their own vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.4% for 2004, compared to 5.1% for 2003, primarily as a result of an increase in insurance premiums and self-insurance claims costs incurred by the Company.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased to 2.4% for 2004 from 2.8% for 2003. The decrease resulted primarily from improvements in average revenue per tractor per week in 2004, which more efficiently covered these costs.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 0.9% for both 2004 and 2003.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 9.9% for 2004 from 9.2% in 2003. This increase was primarily related to an increase in the percentage of our company fleet comprised of purchased vehicles. Our company fleet includes purchased vehicles and vehicles held under operating leases, while our total fleet includes vehicles in our company fleet as well as vehicles provided by independent contractors. At December 31, 2004, 100% of our company fleet was comprised of purchased vehicles, compared to 82% at December 31, 2003.

Lease expense for revenue equipment, as a percentage of revenue before fuel surcharge, decreased to 0.7% for 2004, compared to 2.4% for 2003, primarily as a result of a decrease in the percentage of the company fleet comprised of vehicles held under operating leases, as discussed above. During 2004, we exercised early buy-out options on all of our 393 tractors that were held under operating leases at the beginning of the year. The equipment purchased upon termination of these operating leases was capitalized into our fleet during 2004.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 7.1% for 2004 compared to 7.7% for 2003. This decrease was primarily due to the relative decrease in the percentage of our total fleet operated by independent contractors in 2004. As of December 31, 2004, 8.7% of our total fleet was operated by independent contractors, compared to 10.5% at December 31, 2003. As of December 31, 2004, our total fleet included 244 tractors owned and operated by independent contractors, compared to 253 tractors owned and operated by independent contractors at December 31, 2003. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed upon per-mile basis. To assist us in continuing to attract independent contractors, we may provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2004, we had $248,000 in loans outstanding (net of allowance for doubtful accounts of $63,000) to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained constant at 2.2% for 2004 and 2003.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 80.7% for 2004, compared to 81.8% for 2003.

Net interest income (expense) as a percentage of revenue, before fuel surcharge, remained at less than 1.0% for both 2004 and 2003. We had no outstanding debt at December 31, 2004 or 2003.

Other expense for 2003 was comprised of an adjustment to the carrying value of an investment the Company has in an entity whose primary asset is a jet aircraft. Other expense as a percentage of revenue, before fuel surcharge, was 0.1% for 2003.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2004 and 39.7% for 2003.

Income tax expense as a percentage of revenue, before fuel surcharge, increased to 7.8% for 2004, from 7.1% for 2003, primarily due to the increase in income before income taxes and a slightly higher tax rate in 2004.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 11.6% for 2004, compared to 10.9% in 2003.

Fiscal 2003 Compared to Fiscal 2002

Our total revenue for 2003 increased to $340.1 million from $285.8 million for 2002. Total revenue included $13.2 million of fuel surcharge revenue in 2003 and $6.4 million of fuel surcharge revenue in 2002. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue before fuel surcharge increased 17.0% in 2003 to $326.9 million from $279.4 million in 2002. This increase primarily resulted from the expansion of our fleet and customer base and increased volume from existing customers, as we opened two additional regional dry van operations centers in

2003, as well as improved rates. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew 13.8% to 2,418 tractors (including 253 owned by independent contractors) as of December 31, 2003, from 2,125 tractors (including 209 owned by independent contractors) as of December 31, 2002. In 2003, our average revenue per tractor per week increased 2.4% to $2,773 from $2,709 for the prior year. This improvement was driven by a 3.5% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.437 from $1.389, which was partially offset by a 1.1% decrease in average miles per tractor to 112,106 from 113,372. Our percentage of non-revenue miles remained essentially constant at 10.8% in 2003, compared to 10.7% in 2002. We believe the increases in average revenue per tractor per week and average revenue per loaded mile (excluding fuel surcharge) were attributable to stronger freight demand and a better rate environment in 2003 primarily due to an improving U.S. economy and a favorable relationship between demand and trucking capacity.

Salaries, wages and benefits expense decreased as a percentage of revenue, before fuel surcharge, to 32.0% in 2003 from 33.5% in 2002, primarily due to the improved efficiencies in our personnel operations, improved utilization of revenue equipment, and a larger revenue base over which partially fixed expenses were spread. As of December 31, 2003, 89.5% of our fleet was operated by company drivers, compared to 90.2% as of December 31, 2002. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue before fuel surcharge to 13.3% for 2003 from 13.6% in 2002, due mainly to improved collection of fuel surcharge revenue during 2003, which more than offset higher fuel prices. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2003, fuel surcharge revenue was $13.2 million, compared to $6.4 million for the same period in 2002. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 16.6% for 2003 from 15.6% in 2002 as a result of higher fuel prices.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.2% for 2003 from 6.1% in 2002. This increase was primarily due to the slight aging of our fleet. Independent contractors pay for the maintenance on their own vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.1% for 2003, compared to 4.4% for 2002, primarily as a result of an increase in insurance premiums and higher self-insurance retention levels assumed by the Company.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, increased to 2.8% for 2003 from 2.6% for 2002. The increase resulted primarily from an increase in miles run in higher tax rate states, along with increased licensing rates in certain states, for the year ended December 31, 2004.

Communications expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 0.9% for both 2003 and 2002.

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

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 2.4% for 2003, compared to 3.4% for 2002, primarily as a result of a decrease in the percentage of the company fleet comprised of vehicles held under operating leases, as discussed above.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 7.7% and 7.8% for 2003 and 2002, respectively. As of December 31, 2003, 10.5% of our fleet was operated by independent contractors, compared to 9.8% at December 31, 2002. As of December 31, 2003, our total fleet included 253 tractors owned and operated by independent contractors, compared to 209 tractors owned and operated by independent contractors at December 31, 2002. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed upon per-mile basis. To assist us in continuing to attract independent contractors, we may provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2003, we had $877,000 in loans outstanding (net of allowance for doubtful accounts of $137,000) to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.2% for 2003 from 2.5% in 2002, primarily due to increases in average revenue per tractor per week as well as increases in overall revenue which spread these generally fixed costs over a larger base.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 81.8% for 2003, compared to 83.0% for 2002.

Net interest expense as a percentage of revenue, before fuel surcharge, remained at less than 1.0% for both 2003 and 2002. We had no outstanding debt at December 31, 2003, compared to $14.9 million at December 31, 2002.

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

Income tax expense as a percentage of revenue, before fuel surcharge, increased to 7.1% for 2003, from 6.9% for 2002, primarily due to the overall increase in income before income taxes partially offset by a lower tax rate in 2003.

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

Net cash provided by operating activities was approximately $98.9 million, $84.4 million, and $55.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase for 2004 was primarily the result of an increase in revenue coupled with an increase in our net income.

Capital expenditures for the purchase of revenue equipment, net of trade-ins, office equipment, and land and leasehold improvements, totaled $115.7 million, $70.3 million and $41.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We currently anticipate capital expenditures, net of trade-ins, of approximately $80.0 million for 2005. We expect these capital expenditures will be applied primarily to acquire new revenue equipment.

Net cash provided by financing activities was approximately $948,000 for the year ended December 31, 2004, primarily as a result of the net proceeds of stock option exercises. During 2004, we paid our first quarterly dividend of $.02 per share on our common stock. Net cash used for financing activities was approximately $12.7 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. Net cash used for financing during these periods was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003.

At December 31, 2004, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $11.0 million. At December 31, 2004, the line of credit consisted solely of issued but unused letters of credit totaling $9.8 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at December 31, 2004, 2003 and 2002.

As of December 31, 2004, we held $25.4 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, historically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2004, we had no tractors remaining under operating leases. During 2004, we exercised early buy-out options on all 393 tractors which remained under operating leases at December 31, 2003. Lease payments in respect of such vehicles are reflected in our income statements in the line item “Lease expense - revenue equipment.” Our rental expense related to operating leases was $3.0 million in 2004, compared to $7.6 million in 2003.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2004, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in thousands) due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations (Revenue Equipment)(1)	$24.9	$24.9	--	--	--

Total	$24.9	$24.9	$--	$--	$--
(1)	Purchase Obligations (Revenue Equipment) represent the total purchase price under commitments to purchase tractors and trailers scheduled for delivery throughout 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management.

Revenue Recognition. We recognize revenue, including fuel surcharges, upon delivery of a shipment.

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from five to thirty years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise. We do not conduct “fair value” assessments of our capital assets in the ordinary course of business and, unless a triggering event under SFAS 144 occurs, we do not expect to do so in the future.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

       Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change over time. The significant level of our self-insured retention for personal injury and property damage claims, currently at $1.5 million, amplifies the importance and potential impact of these estimates.

Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company’s profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. In addition, we use various tax strategies to manage our short-term and long-term taxable income. Management judgments are involved in determining the effectiveness of such strategies.

Seasonality

In the transportation industry, results of operations frequently show a seasonal pattern, with lower revenue and higher operating expenses being common in the winter months. Seasonal variations may result from weather or from customer’s reduced shipments after the busy winter holiday season. Because we operate significantly in western and southern United States, winter weather generally has not adversely affected our overall business. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in other regions. Shortages of energy and related issues in California, and elsewhere in the western United States, could result in an adverse effect on our operations and demand for our services if these shortages continue or increase. This risk also may exist in other regions in which we operate, depending upon availability of energy.

Selected Quarterly Financial Data

The following table sets forth certain unaudited information about our revenue and results of operations on a quarterly basis for 2004 and 2003 (in thousands, except per share data):

	2004
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$90,244	$100,168	$106,109	$115,196
Income from operations	15,387	18,932	20,776	24,267
Net income	9,311	11,415	12,558	14,576
Earnings per common share:
Basic	$0.17	$0.20	$0.22	$0.26
Diluted	$0.16	$0.20	$0.22	$0.25

	2003
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$73,551	$81,790	$84,445	$87,070
Income from operations	11,853	14,958	15,818	16,820
Net income	7,077	8,950	9,463	9,968
Earnings per common share:
Basic	$0.13	$0.16	$0.17	$0.18
Diluted	$0.13	$0.15	$0.17	$0.17

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, which was revised in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February l, 2003, this interpretation applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation did not have a material effect on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective for the Company on July 1, 2005. The Company is still evaluating the complete impact of this statement.

Factors That May Affect Future Results

The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We also are affected by increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and the rising costs of healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

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

In addition to our regional facilities in Phoenix, Arizona, we have established dry van regional operations centers throughout the United States in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated. In addition, we have recently commenced operation of a refrigerated subsidiary as part of our growth strategy and are subject to the risks inherent in entering a new line of business, including but not limited to: unfamiliarity with pricing, service, and operational issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. For 2005, our maximum self-insured retention for auto liability is $1.5 million per occurrence, which is a decrease from $2.0 million in 2004. Our maximum self-insured retention for workers’ compensation remains constant at $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our insurance policies for 2005 provide for excess liability coverage up to a total of $50.0 million per occurrence.

If insurance premiums increase, the severity or number of claims to which we are exposed increase, or one or more claims exceed our coverage limits, our earnings could be materially and adversely affected.

We currently reserve for anticipated losses and expenses associated with claims and regularly evaluate and adjust our claims reserves to reflect actual experience. However, ultimate results may differ from our estimates, which could result in losses above reserved amounts.

Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow.

Our growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers) could restrict future growth.

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

In addition to increases in equipment costs, the EPA-compliant engines are generally less fuel efficient than those in later model tractors manufactured before October 2002, and compliance with the 2007 EPA standards could result in further declines in fuel economy. To the extent we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela and elsewhere also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse affect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, increased during 2004. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

Our operations are subject to various governmental regulations which limit our business and the violation of which could result in substantial fines or penalties.

The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. The DOT has adopted revised hours-of-service regulations for drivers that became effective in January 2004. We believe that we minimized the economic impact of the new hours-of-service rules on our business through a combination of detention and other charges, internal training programs, and communication with our customers. However, after nine months of operation under the revised hours-of-service regulations, citizens’ advocacy groups successfully challenged the regulations in court. Pending further action by the courts or the effectiveness of new rules, Congress has enacted a law that extends the effectiveness of the revised hours-of-service rules until September 30, 2005. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. We also may become subject to new or more restrictive regulations relating to other matters.

In addition to direct regulation by the DOT and other agencies, our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and are expected to become effective in 2007 which are discussed above under “Factors That May Affect Future Results - Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow.” Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our terminal facilities are located adjacent to environmental “superfund” sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our facilities.

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

Our Indianapolis property is located approximately 0.1 of a mile east of Reilly Tar and Chemical Corporation (“Reilly”), a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There also are other sites in the general vicinity of our Indianapolis property that have known contamination. Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area’s contamination.

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

A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2004, our top 25 customers, based on revenue, accounted for approximately 46% of our revenue; our top 10 customers, approximately 28% of our revenue; and our top 5 customers, approximately 18% of our revenue. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at our regional facilities. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. Although we are in the process of implementing an offsite back-up facility for our systems to mitigate these risks, that facility may be subject to the same interruptions as may affect our Phoenix headquarters. We do not currently have the capability to switch over all of our systems to a back-up facility immediately. In the event of a significant system failure, our business could experience significant disruption until we fully implement our back-up systems.

Our investment in Concentrek may not be successful and we may be forced to write off part or all of our investment.

In April 1999, we invested approximately $200,000 to acquire a 17% minority interest in Concentrek, Inc. ("Concentrek"), a transportation logistics company, the remainder of which is owned by members of the Knight family and Concentrek’s management. We also have loaned funds to Concentrek on a secured basis to fund a portion of its start-up costs. At December 31, 2004, the outstanding amount of these loans was approximately $2.0 million. If Concentrek’s financial position were to decline we could be forced to write down all or part of our investment.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk changes in interest rate on debt and from changes in commodity prices.

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

Except as described below, we have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2004, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the fiscal year ended December 31, 2004, fuel expense, net of fuel surcharge, represented 16.4% of our total operating expenses, net of fuel surcharge, compared to 16.2% for the same period ending in 2003.

We are party to three fuel hedging contracts relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that we entered into between October 2000 and February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX falls below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005. At January 28,, 2005, the price of heating oil on the NYMX was $1.33 for March 2005 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $1.0 million. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.8 million, after taking the potential loss on the hedging contracts into consideration. We have valued these items at fair value in the accompanying December 31, 2004 consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and Subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, together with the related notes, the report of Deloitte & Touche LLP, our independent registered public accounting firm for the year ended December 31, 2004, and the report of KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2003 and 2002, are set forth at pages F-1 through F-18, elsewhere in this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.           Controls and Procedures

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, we have established and maintain disclosure controls and procedures and internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Knight Transportation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 15, 2005

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Company

We incorporate by reference the information contained under the headings “Proposal No. 1 - Election of Class I Directors,” “Continuing Directors,” “Corporate Governance - Executive Officers and Certain Significant Employees of the Company,” “Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - Audit Committee,” “Corporate Governance -Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance - Code of Ethics,” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Shareholders to be held May 26, 2005.

Item 11.     Executive Compensation

We incorporate by reference the information contained under the headings “Executive Compensation” and “Corporate Governance - Director Compensation” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Shareholders to be held May 26, 2005; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading “Executive Compensation” in such Proxy Statement is not incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2004, with respect our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,496,160	$11.11	712,940

Equity compensation plans not approved by security holders	0	0	0

Total	2,496,160	$11.11	712,940

We incorporate by reference the information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Shareholders to be held May 26, 2005.

Item 13.     Certain Relationships and Related Transactions

We incorporate by reference the information contained under the headings “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Shareholders to be held May 26, 2005.

Item 14.     Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading “Principal Accounting Fees and Services” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2005 Annual Meeting of Shareholders to be held May 26, 2005.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report on Form 10-K at pages F-1 through F-18, below.

1.    Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
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

3.	Exhibits:

The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b), below, and at the Exhibit Index appearing at the end of this report.

(b)	Exhibits:

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit Number	Descriptions
3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)
3.1.1	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-K for the period ended December 31, 2000.)

3.1.2	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)
3.1.3	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
4.1	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
10.1

Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of March 1, 1994, between Randy Knight, the Company, and Lawyers Title of Arizona. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.1.1

Assignment and First Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.1.2

Second Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.1.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.2

Net Lease and Joint Use Agreement between Randy Knight and the Company dated as of March 1, 1994. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.2.1

Assignment and First Amendment to Net Lease and Joint Use Payment between Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor’s interest to the R. K. Trust). (Incorporated by reference to Exhibit 10.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 1997.)

10.2.2

Second Amendment to Net Lease and Joint Use Agreement between Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Report on Form 10-K for the period ended December 31, 1997.)

10.3

Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona limited liability company. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.4†

Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996).

10.4.1†

Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2†

Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.5

Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.6

Purchase Agreement and Escrow Instructions dated as of July 13, 1995, between the Company, Swift Transportation Co., Inc. and United Title Agency of Arizona. (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.6.1	First Amendment to Purchase Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.8.1 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)
10.7

Purchase and Sale Agreement dated as of February 13, 1996, between the Company and RR-1 Limited Partnership. (Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.8†

Consulting Agreement dated as of March 1, 2000 between Knight Transportation, Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the period ended December 31, 1999.)

10.9

Credit Agreement by and among Knight Transportation, Inc., Wells Fargo Bank and Northern Trust Bank, dated April 6, 2001. (Incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the period ended June 30, 2001.)

10.9.1

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated February 13, 2003. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

10.9.2

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003. (Incorporated by reference to Exhibit 10.13.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.9.3

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003. (Incorporated by reference to Exhibit 10.13.3 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.9.4*	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated May 13, 2004.
10.9.5*	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 4, 2004.
10.10†

Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 1 to the Company’s Definitive Proxy Statement on Schedule 14A relating to its Annual Meeting of Shareholders held on May 21, 2003.)

21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 15, 2005		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 15, 2005
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, Director

/s/ Gary J. Knight	March 14, 2005
Gary J. Knight, Vice Chairman, Director

/s/ Timothy M. Kohl	March 15, 2005
Timothy M. Kohl, President, Secretary, Director

/s/ David A. Jackson	March 15, 2005
David A. Jackson, Chief Financial Officer

/s/ Robert L. Johnson	March 15, 2005
Robert L. Johnson, Corporate Controller

/s/ Randy Knight	March 14, 2005
Randy Knight, Director

/s/ Mark Scudder	March 14, 2005
Mark Scudder, Director

/s/ Donald A. Bliss	March 2, 2005
Donald A. Bliss, Director

/s/ G.D. Madden	March 11, 2005
G.D. Madden, Director

/s/ Matt Salmon	March 14, 2005
Matt Salmon, Director

/s/ Michael Garnreiter	March 15, 2005
Michael Garnreiter, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Knight Transportation, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Knight Transportation, Inc.:

We have audited the accompanying consolidated balance sheet of Knight Transportation, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Phoenix, Arizona
January 21, 2004

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands)

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$25,357	$40,550
Trade receivables, net of allowance for doubtful accounts of $1,708 and $1,942, respectively	58,733	38,751
Notes receivable, net of allowance for doubtful notes receivable of $63 and $137, respectively	171	515
Inventories and supplies	2,332	1,336
Prepaid expenses	5,215	7,490
Income tax receivable	3,216	1,761
Deferred tax assets	7,493	5,667
	102,517	96,070

Property and Equipment:
Land and land improvements	16,516	13,911
Buildings and improvements	26,944	17,166
Furniture and fixtures	6,610	4,916
Shop and service equipment	2,739	2,409
Revenue equipment	338,413	256,803
Leasehold improvements	833	968
	392,055	296,173

Less: accumulated depreciation and amortization	(104,125)	(83,238)

Property and equipment, net	287,930	212,935
Notes Receivable, net of current portion	77	362

Goodwill	7,504	7,504
Other Assets	4,839	4,355

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands, except par value)

	2004	2003

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$5,044	$3,408
Accrued payroll	4,558	3,448
Accrued liabilities	5,684	4,493
Claims accrual	23,904	14,805

	39,190	26,154

Deferred Tax Liabilities	72,660	55,149

	111,850	81,303

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 56,665 and 56,234 shares issued and outstanding at December 31, 2004 and 2003, respectively	567	563
Additional paid-in capital	82,117	77,754
Retained earnings	208,333	161,606

	291,017	239,923

	$402,867	$321,226

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002

Revenue:
Revenue, before fuel surcharge	$411,717	$326,856	$279,360
Fuel surcharge	30,571	13,213	6,430

Total revenue	442,288	340,069	285,790

Operating Expenses:
Salaries, wages and benefits	133,822	104,756	93,596
Fuel	85,071	56,573	44,389
Operations and maintenance	26,369	20,345	17,150
Insurance and claims	22,319	16,558	12,377
Operating taxes and licenses	9,798	9,148	7,383
Communications	3,602	3,002	2,407
Depreciation and amortization	40,755	30,066	22,887
Lease expense - revenue equipment	3,047	7,635	9,370
Purchased transportation	29,342	25,194	21,797
Miscellaneous operating expenses	8,801	7,343	6,940

	362,923	280,620	238,296
Income from operations	79,362	59,449	47,494

Other Income (Expense):
Interest income	398	560	935
Interest expense	-	(881)	(1,084)
Other expense	-	(330)	-
	398	(651)	(149)

Income before income taxes	79,760	58,798	47,345

Income Taxes	(31,900)	(23,340)	(19,410)

Net income	$47,860	$35,458	$27,935

Basic Earnings Per Share	$0.85	$0.63	$0.50

Diluted Earnings Per Share	$0.83	$0.62	$0.49

Weighted Average Shares Outstanding - Basic	56,399	56,015	55,518

Weighted Average Shares Outstanding - Diluted	57,639	57,357	57,044

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Net Income	$47,860	$35,458	$27,935

Other Comprehensive Income:
Fair value adjustment of interest rate swap	-	383	349
Comprehensive Income	$47,860	$35,841	$28,284

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares Issued	Amount

Balance, January 1, 2002	55,251	$552	$69,663	$(732)	$98,213	$167,696
Exercise of stock options	465	5	2,019	-	-	2,024
Issuance of common stock	1	-	15	-	-	15
Tax benefit of stock option exercises	-	-	1,638	-	-	1,638
Fair value adjustment of interest rate swap	-	-	-	349	-	349
Net income	-	-	-	-	27,935	27,935

Balance, December 31, 2002	55,717	557	73,335	(383)	126,148	199,657
Exercise of stock options	515	6	2,217	-	-	2,223
Issuance of common stock	1	-	23	-	-	23
Tax benefit of stock option exercises	-	-	2,179	-	-	2,179
Fair value adjustment of interest rate swap	-	-	-	383	-	383
Net income	-	-	-	-	35,458	35,458

Balance, December 31, 2003	56,234	563	77,754	-	161,606	239,923
Exercise of stock options	430	4	2,077	-	-	2,081
Issuance of common stock	1	-	28	-	-	28
Tax benefit of stock option exercises	-	-	2,258	-	-	2,258
Cash dividend - common at $.02 per share	-	-	-	-	(1,133)	(1,133)
Net income	-	-	-	-	47,860	47,860

Balance, December 31, 2004	56,665	$567	$82,117	$-	$208,333	$291,017

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$47,860	$35,458	$27,935
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	40,755	30,066	22,887
Impairment of investment	-	330	-
Non-cash compensation expense for issuance of common stock to certain members of board of directors	28	23	15
Provision for allowance for doubtful accounts and notes receivable	433	811	613
Deferred income taxes	15,685	8,608	9,280
Fair value adjustment of interest rate swap	-	383	349
Tax benefit on stock option exercises	2,258	2,179	1,638
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(20,413)	804	(9,200)
(Increase) decrease in inventories and supplies	(996)	9	561
Decrease (increase) in prepaid expenses	2,274	2,163	(1,689)
Increase in income tax receivable	(1,455)	(757)	(361)
(Increase) decrease in other assets	(484)	(54)	75
Increase (decrease) in accounts payable	1,559	(141)	(363)
Increase in accrued liabilities and claims accrual	11,400	4,525	3,747

Net cash provided by operating activities	98,904	84,407	55,487

Cash Flows From Investing Activities:
Purchases of property and equipment	(115,672)	(70,308)	(41,811)
Investment in/advances from (to) other companies	-	1,389	(1,845)
Decrease in notes receivable	628	1,556	1,366

Net cash used in investing activities	(115,044)	(67,363)	(42,290)

Cash Flows From Financing Activities:
Payments on line of credit, net	-	(12,200)	-
Payments of long-term debt	-	(2,715)	(3,159)
Dividends paid	(1,133)	-	-
Proceeds from exercise of stock options	2,081	2,223	2,024

Net cash provided by (used in) financing activities	948	(12,692)	(1,135)

Net Increase in Cash and Cash Equivalents	(15,192)	4,352	12,062

Cash and Cash Equivalents, beginning of year	40,550	36,198	24,136

Cash and Cash Equivalents, end of year	$25,357	$40,550	$36,198

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$152	$74	$4,274
Net book value of equipment traded	12,470	13,804	2,580

Cash flow information:
Income taxes paid	$15,151	$13,334	$8,581
Interest paid	-	474	996

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

1.	Organization and Summary of Significant Accounting Policies

a. Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching, and maintenance services. The Company also has operations in Tulare, California; Portland, Oregon; Salt Lake City, Utah; Las Vegas, Nevada; Denver, Colorado; Kansas City, Kansas; Memphis, Tennessee; Indianapolis, Indiana; Katy, Texas; Charlotte, North Carolina; Gulfport, Mississippi; Atlanta, Georgia; Carlisle, Pennsylvania; and Lakeland, Florida. The Company operates in one industry, road transportation, which is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

b. Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories and Supplies - Inventories and supplies consist primarily of tires and spare parts which are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

    Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization on property and equipment are calculated by the straight-line method  over  the following estimated useful lives:

Years

Land improvements	5
Buildings and improvements	20-30
Furniture and fixtures	5
Shop and service equipment	5-10
Revenue equipment	5-10
Leasehold improvements	10

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2004, 2003 and 2002, repairs and maintenance expense totaled approximately $15.0 million, $12.3 million and $9.8 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

Revenue equipment is depreciated to salvage values of 20% to 30% for all tractors. Trailers are depreciated to salvage values of 10% to 20%. The Company periodically reviews and adjusts its estimates related to useful lives and salvage values for revenue equipment.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Other Assets - Other assets include:

	2004	2003
	(In thousands)	(In thousands)

Investment in and related advances to Concentrek, Inc.	$2,245	$2,245
Investment in Knight Flight, LLC	1,388	1,388
Other	1,206	722

	$4,839	$4,355

In April 1999, the Company acquired a 17% interest in Concentrek, Inc. (“Concentrek”) through the purchase of shares of Concentrek’s Class A Preferred Stock for $200,000. The remaining 83% interest in Concentrek is owned by Randy, Kevin, Gary and Keith Knight and members of Concentrek’s management. The Company has made loans to Concentrek to fund start-up costs. At December 31, 2004, the total outstanding amount of these loans was approximately $2.0 million. Of the total loan amounts, $824,500 is evidenced by a promissory note that is convertible into Concentrek’s Class A Preferred Stock, and $1.2 million is evidenced by a promissory note which is personally guaranteed by Randy, Kevin, Gary and Keith Knight. Both loans are secured by a lien on Concentrek’s assets. These loans are on parity with respect to their security. This investment is recorded at cost and the Company's ownership percentage in this investment was less than 20% at December 31, 2004, 2003 and 2002, and the Company does not have significant influence over the operating decisions of that entity. See Note 6.

In November 2000, the Company acquired a 19% interest in Knight Flight Services, LLC (“Knight Flight”) which purchased and operates a Cessna Citation 560 XL jet aircraft. The aircraft is leased to Pinnacle Air Charter, L.L.C., an unaffiliated entity, which leases the aircraft on behalf of Knight Flight. The cost of the aircraft to Knight Flight was $8.9 million. The Company originally invested $1.7 million in Knight Flight to obtain a 19% interest in order to assure access to charter air travel for the Company’s employees. During 2003, the Company recorded a $330,000 reduction in the carrying value of this investment to more closely reflect the fair value of the primary asset of that entity. The Company has no further financial commitments to Knight Flight. The remaining 81% interest in Knight Flight is owned by Randy, Kevin, Gary and Keith Knight, who have personally guaranteed the balance of the debt incurred to finance the purchase of the aircraft, and have agreed to contribute any capital required to meet any cash short falls. The Company has a priority use right for the aircraft. This investment is accounted for on the equity method. According to terms under an operating agreement with Knight Flight, losses are first allocated to those members with the 81% ownership interest. Since Knight Flight has incurred losses to date, no adjustment has been made to the investment under the equity method of accounting, except for the impairment charge noted above. All operating losses to date have been allocated to the 81% members pursuant to the operating agreement. See Note 6.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standard (“SFAS”) No. 144 provides a single accounting model for the assessment of impairment of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over respective estimated useful lives.

Goodwill - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually, or more frequently should any of the certain circumstances as listed in SFAS No. 142 occur, for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The Company completed this annual test as of December 31, 2004, and no adjustment was determined to be necessary. The initial step requires us to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

Claims Accrual - The Company records accruals for the estimated uninsured portion of pending claims including adverse development of known claims and incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near term. See Note 5.

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

Stock-Based Compensation - At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board “FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002

Net income, as reported	$47,860	35,458	27,935
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,295)	(1,018)	(682)

Pro forma net income	$46,565	34,440	27,253

Basic earnings per share - as reported	$0.85	0.63	0.50
Basic earnings per share - pro forma	$0.83	0.61	0.49
Diluted earnings per share - as reported	$0.83	0.62	0.49
Diluted earnings per share - pro forma	$0.81	0.60	0.48

Financial Instruments - The Company's financial instruments include cash equivalents, trade receivables, notes receivable and accounts payable. Due to the short-term nature of cash equivalents, trade receivables and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, the fair value of notes receivable approximates market value. The Company does not have material financial instruments with off-balance sheet risk following the exercise of early buy-out options on all operating leases during 2004. See Note 4.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2004, 2003 and 2002, aggregated approximately 12%, 11% and 11% of revenues, respectively. Revenue from the Company's single largest customer represented approximately 5%, 4% and 4% of revenues for each of the years 2004, 2003 and 2002, respectively.

Recapitalization and Stock Split - On July 2, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on July 20, 2004, to all shareholders of record as of the close of business on July 12, 2004. This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock split.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share (“EPS”) computations for 2004, 2003 and 2002, are as follows (in thousands, except per share data):

	2004				2003		2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic EPS	$47,860	56,399	$.85	$35,458	56,015	$.63	$27,935	55,518	$.50

Effect of stock options	-	1,240		-	1,342		-	1,526

Diluted EPS	$47,860	57,639	$.83	$35,458	57,357	$.62	$27,935	57,044	$.49

Segment Information - Although the Company has many operations centers, it has determined that it has one reportable segment. Seventeen of the operations centers are managed based on the regions of the United States in which each operates. Each of these operations centers have similar economic characteristics as they all provide short to medium haul truckload carrier service of general commodities to a similar class of customers. In addition, each operations center is measured by similar financial performance, including average revenue per mile and operating ratio. As a result, the Company has determined that it is appropriate to aggregate its operations centers into one reportable segment consistent with the guidance in SFAS No. 131. Accordingly, the Company has not presented separate financial information for each of its operations centers as the Company's consolidated financial statements present its one reportable segment.

Derivative and Hedging information - All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability or of a firm commitment (“fair value” hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), a foreign-currency fair-value or cash-flow hedge (“foreign currency” hedge), or a hedge of a net investment in a foreign operation. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, the Company discontinues hedge accounting prospectively.

The Company is party to three contracts relating to the price of heating oil on the New York Merchantile Exchange (“NYMX”) that were entered into in connection with volume diesel fuel purchases between October 2000 and February 2002. If the price of heating oil on the NYMX falls below $0.58 per gallon the Company may be required to pay the difference between $0.58 and the index price (1) for 1.0 million gallons per month for any selected twelve months through March 31, 2005, and (2) for 750,000 gallons per month for the twelve months of 2005.

New Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, which was revised in December 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in this interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January

31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, this interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this interpretation did not have a material effect on our consolidated financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effecton our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effecton our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective for the Company on July 1, 2005. The Company is still evaluating the complete impact of this statement.

2. Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2004. The Company maintains a revolving line of credit, with a maturity date of September 30, 2006, which permits revolving borrowings and letters of credit (see Note 5) totaling $11.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). During 2001, the Company entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. On November 7, 2001, the Company paid $762,500 to settle this swap agreement. The amount paid was included in other comprehensive loss and had been fully amortized to interest expense at December 31, 2003. At December 31, 2004, there were no outstanding revolving borrowings on the line of credit and issued but unused letters of credit under the line of credit totaled $9.8 million.

Under the terms of the line of credit, the Company is required to maintain certain financial ratios such as net worth and funded debt to earnings before income taxes, depreciation and amortization. The Company also is required to maintain certain other covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2004.

3. Income Taxes

Income tax expense consists of the following (in thousands):

	2004	2003	2002
Current income taxes:
Federal	$12,252	$12,292	$7,849
State	3,963	2,440	2,281
	16,215	14,732	10,130
Deferred income taxes:
Federal	14,010	9,779	7,656
State	1,675	(1,171)	1,624
	15,685	8,608	9,280
	$31,900	$23,340	$19,410

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):
	2004	2003	2002

Tax at the statutory rate (35%)	$27,797	$20,579	$16,571
State income taxes, net of federal benefit	2,939	1,924	1,749
Other, net	1,164	837	1,090
	$31,900	$23,340	$19,410

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
Short-term deferred tax assets:
Claims accrual	$8,147	$5,585
Other	1,147	1,370
	9,294	6,955
Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(1,801)	(1,288)
Short-term deferred tax assets, net	$7,493	$5,667

Long-term deferred tax liabilities:
Property and equipment depreciation	$72,303	$54,892
Other	357	257
	$72,660	$55,149

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

4. Commitments and Contingencies

a. Purchase Commitments

As of December 31, 2004, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of $24.9 million for delivery throughout 2005. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

b. Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

On July 31, 2002, the Company reached a resolution of its litigation with Freightliner, L.L.C. (“Freightliner”) through successful mediation. The Company initiated suit to protect its contractual and other rights concerning new equipment purchase prices and tractor repurchase commitments made by Freightliner. Of the net benefits recognized under the settlement agreement, the majority has been recognized as an adjustment to the basis of the tractors acquired from Freightliner, which was depreciated over the estimated lives of the underlying equipment. In addition, Freightliner agreed to and did deliver 250 tractors under the settlement agreement.

c. Operating Leases

The Company formerly leased certain revenue equipment under operating leases. Substantially all of the leases had early buy-out options under which the Company exercised an option to terminate the leases before the end of lease term by purchasing the equipment at specified costs according to the buy-out agreements. At December 31, 2004 the Company has no remaining equipment under operating leases. Rental expense is reflected as an operating expense under “Lease expense - revenue equipment.” Rent expense related to these lease agreements totaled approximately $3.0 million, $7.6 million and $9.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and worker’s compensation. During 2004, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive up to a maximum limit of $2.0 million per occurrence, and the maximum self-retention for a separate worker’s compensation claim was $500,000 per occurrence. Subsequent to December 31, 2004 the $2.0 million self-insurance amount was decreased to $1.5 million. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company’s insurance policies for 2004 provided for excess personal injury and property damage liability up to a total of $40.0 million per occurrence and cargo liability, collision and comprehensive coverage up to a total of $10.0 million per occurrence. For 2005 our insurance policies provide for excess liability coverage up to a total of $50.0 million per occurence. The Company also maintains excess coverage for employee medical expenses and hospitalization, and damage to physical properties. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $9.8 million. These letters of credit reduce the available borrowings under the Company's line of credit. See Note 2.

6. Related Party Transactions

The Company leases land and facilities from a shareholder and director of the Company, with monthly payments of $7,100. In addition to base rent, the lease requires the Company to pay its share of all expenses, utilities, taxes and other charges. Rent expense under this lease was approximately $92,000 for 2004 and $83,000 for each of the years 2003 and 2002.

During 2004, 2003 and 2002, the Company made advances of $0, $225,000 and $1,845,000, respectively to Concentrek, an entity in which the Company holds a 17% interest. During 2003, the Company received $1,600,000 from Concentrek in repayment of these advances. See Note 1. During 2004 the Company received $1.1 million from Concentrek as payment for transportation services provided during 2004.

The Company paid approximately $71,000, $11,000 and $50,000 for certain of its key employees' life insurance premiums during 2004, 2003 and 2002, respectively. A portion of the premiums paid is included in other assets in the accompanying consolidated balance sheets. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee. The Company is entitled to receive the total premiums paid on the policies at distribution prior to any beneficiary distributions.

During 2004, 2003 and 2002, the Company paid approximately $101,000, $25,000 and $22,000, respectively, for legal services to a firm that employs a member of the Company’s Board of Directors.

During 2004, 2003 and 2002, the Company paid approximately $315,000, $404,000 and $326,000, respectively, for travel services for its employees to Knight Flight, an entity in which the Company holds a 19% interest. The remaining 81% interest in Knight Flight is held by certain officers, directors, and/or shareholders of the Company. See Note 1.

The Company has a consulting agreement with a shareholder, director, and former officer and employee of the Company to provide services related to marketing and consulting and paid this person approximately $50,000 in each of the years 2004, 2003 and 2002.

7. Shareholders' Equity

During 2004, 2003 and 2002, certain non-employee Board of Director members each received their annual director fees of $6,000, $6,000 and $5,000, respectively, through the issuance of common stock in equivalent shares. The Company issued a total of 1,283, 1,440 and 1,197 shares of common stock to certain directors for fees during 2004, 2003 and 2002, respectively.

8. Employee Benefit Plans

a. 2003 Stock Option Plan

The Company has maintained a stock option plan for the benefit of officers, employees and directors since 1994. During 2003, the Company’s Board of Directors approved adoption of the “2003 Stock Option Plan” (“2003 Plan”), along with the termination of the previous plan, which was scheduled to expire in 2004. The Company’s shareholders approved the 2003 Plan at their annual meeting in May 2003. All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan. The 2003 Plan has 1,500,000 shares of common stock reserved for issuance thereunder, as adjusted for the stock split during 2004.  The 2003 Plan will terminate on February 5, 2013. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the discretion to determine the employees and officers who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common stock on the grant date and a ten-year restriction on the option term.

Independent directors are not permitted to receive incentive stock options, but are entitled under the 2003 Plan to receive automatic grants of non-qualified stock options upon joining the Board of Directors and annually thereafter. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The 2003 Plan provides that each independent director receives, on the date of appointment to the Board of Directors, a non-qualified stock option to purchase 2,500 shares of common stock. Historically, the exercise price of the initial stock option grants to independent directors has been equal to 85% of the fair market value of the common stock on the date of grant, while the exercise price of other non-qualified stock options granted under the 2003 Plan (inclding subsequent grants to independent directors) has been equal to 100% of the fair market value of the common stock on the date of grant. However, in March 2005, the Board of Directors adopted an amendment to the 2003 Plan which provides that all future non-qualified stock options granted under the 2003 Plan must have an exercise price that is eaqual to at least 100% of fair market value of the common stock on the date of grant.

At December 31, 2004, there were 2,496,160 unexercised options granted under the 2003 Plan and the previous plan outstanding. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004; risk free interest rate of 4.30%, expected life of six years, expected volatility of 49%, expected dividend rate of 0.3%, and expected forfeitures of 4.17%. The following weighted average assumptions were used for grants in 2003; risk free interest rate of 5.0%, expected life of six years, expected volatility of 50%, expected dividend rate of zero, and expected forfeitures of 3.82%. The following weighted average assumptions were used for grants in 2002; risk free interest rate of 3.36%, expected life of six years, expected volatility of 52%, expected dividend rate of zero, and expected forfeitures of 3.92%.

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	2,440,178	$8.68	2,689,512	$6.39	2,910,855	$5.01
Granted	692,489	16.29	463,050	17.05	470,625	12.67
Exercised	(430,078)	4.84	(512,849)	4.33	(455,588)	4.23
Forfeited	(206,429)	12.27	(199,536)	8.11	(236,381)	6.35

Outstanding at end of year	2,496,160	$11.11	2,440,178	$8.68	2,689,512	$6.39

Exercisable at end of year	621,314	$5.59	523,650	$4.10	899,898	4.26

Weighted average fair value of options granted during the period		$8.29		$9.33		$7.57

Options outstanding at December 31, 2004 have exercise prices between $2.72 and $23.23. There were 1,116,671 options outstanding with exercise prices ranging from $2.72 to $8.31 with weighted average exercise prices of $5.52 and weighted average remaining contractual lives of 5.7 years. There were 349,150 options outstanding with exercise prices ranging from $10.19 to $13.50 with weighted average exercise prices of $12.68 and weighted average contractual lives of 7.4 years. There were 1,030,339 options outstanding with exercise prices ranging from $15.25 to $23.23 with weighted average exercise prices of $16.63 and weighted average contractual lives of 9.0 years.

b. 401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2004, 2003 and 2002, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's matching contribution was approximately $207,000, $172,000 and $150,000 in 2004, 2003 and 2002, respectively.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$1,942	$454	$(688)	(1)	$1,708
Year ended December 31, 2003	1,325	801	(184)	(1)	1,942
Year ended December 31, 2002	1,132	537	(344)	(1)	1,325

Allowance for doubtful notes receivable:
Year ended December 31, 2004	137	(21)	(53)	(1)	63
Year ended December 31, 2003	142	10	(15)	(1)	137
Year ended December 31, 2002	66	76	-		142

Claims accrual:
Year ended December 31, 2004	14,805	27,523	(18,424)	(2)	23,904
Year ended December 31, 2003	10,419	16,558	(12,172)	(2)	14,805
Year ended December 31, 2002	7,509	12,377	(9,467)	(2)	10,419

(1) Write-off of bad debts

(2) Cash paid for claims and premiums

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)
3.1.1	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-K for the period ended December 31, 2000.)
3.1.2	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)
3.1.3	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
4.1	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
10.1

Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of March 1, 1994, between Randy Knight, the Company, and Lawyers Title of Arizona. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.1.1

Assignment and First Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.1.2

Second Amendment to Purchase and Sale Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.1.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.2

Net Lease and Joint Use Agreement between Randy Knight and the Company dated as of March 1, 1994. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.2.1

Assignment and First Amendment to Net Lease and Joint Use Payment between Randy Knight, Trustee of the R. K. Trust dated April 1, 1993, and Knight Transportation, Inc. and certain other parties dated March 11, 1994 (assigning the lessor’s interest to the R. K. Trust). (Incorporated by reference to Exhibit 10.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 1997.)

10.2.2

Second Amendment to Net Lease and Joint Use Agreement between Randy Knight, as Trustee of the R. K. Trust dated April 1, 1993 and Knight Transportation, Inc., dated as of September 1, 1997. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Report on Form 10-K for the period ended December 31, 1997.)

10.3

Form of Purchase and Sale Agreement and Escrow Instructions (All Cash) dated as of October 1994, between the Company and Knight Deer Valley, L.L.C., an Arizona limited liability company. (Incorporated by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 No. 33-83534.)

10.4†

Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996).

10.4.1†

Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2†

Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.5

Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.6

Purchase Agreement and Escrow Instructions dated as of July 13, 1995, between the Company, Swift Transportation Co., Inc. and United Title Agency of Arizona. (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.6.1	First Amendment to Purchase Agreement and Escrow Instructions. (Incorporated by reference to Exhibit 10.8.1 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)
10.7

Purchase and Sale Agreement dated as of February 13, 1996, between the Company and RR-1 Limited Partnership. (Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.8†

Consulting Agreement dated as of March 1, 2000 between Knight Transportation, Inc. and LRK Management, L.L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the period ended December 31, 1999.)

10.9

Credit Agreement by and among Knight Transportation, Inc., Wells Fargo Bank and Northern Trust Bank, dated April 6, 2001. (Incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the period ended June 30, 2001.)

10.9.1

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated February 13, 2003. (Incorporated by reference to Exhibit 10.14.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

10.9.2

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003. (Incorporated by reference to Exhibit 10.13.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.9.3

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003. (Incorporated by reference to Exhibit 10.13.3 to the Company’s Report on Form 10-K for the period ended December 31, 2003).

10.9.4*	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated May 13, 2004.
10.9.5*	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 4, 2004.
10.10†

Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 1 to the Company’s Definitive Proxy Statement on Schedule 14A relating to its Annual Meeting of Shareholders held on May 21, 2003.)

21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

* Filed herewith.
† Management contract or compensatory plan or arrangement.