Form 10-K/A
period 2004-12-31
KNIGHT TRANSPORTATION INC
filed 2005-03-31
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
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
☒  Yes    ☐ No

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
☒  Yes   ☐ No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of Knight Transportation, Inc. (the “Company”) for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Report”), is being filed solely to (i) correct a typographical error appearing under the caption “Tabular Disclosure of Contractual Obligations” in Item 7 of the Original Report, and (ii) correct an error that arose in the process of converting the Original Report to an electronic format suitable for filing on the Commission’s EDGAR system. In the Original Report, the reference in the Contractual Obligations table to “Payments (in thousands) due by period” on page 22 should have been to “Payments (in millions) due by period.” Additionally, in the EDGAR-filed version of the Original Report, the line reflecting the Company’s total assets at the bottom of the first page of Company’s Consolidated Balance Sheets (page F-3) was inadvertently omitted. This Amendment No. 1 revises pages 22 and F-3 of the Original Report to correct these items. In connection with the filing of this Amendment No. 1, the Company also is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer and updated independent registered public accounting firm consents. Item 15 and the Exhibit Index have been revised to reflect the addition of these exhibits.

For convenience and ease of reference, this Amendment No. 1 sets forth the annual report in its entirety with the applicable changes. This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

	Years Ended December 31,
	2004	2003	2002	2001		2000
	(Dollar amounts in thousands, except per share amounts and operating data)
Statements of Income Data:
Revenue, before fuel surcharge	$411,717	$326,856	$279,360	$241,679		$207,406
Fuel surcharge	30,571	13,213	6,430	9,139		9,453
Total revenue	442,288	340,069	285,790	250,818		216,859
Operating expenses	362,923	280,620	238,296	211,266		184,836
Income from operations	79,362	59,449	47,494	39,552		32,023
Net interest expense and other	398	(651)	(149)	(7,485)	(2)	(3,418)
Income before income taxes	79,760	58,798	47,345	32,067	(2)	28,605
Net income	47,860	35,458	27,935	19,017	(2)	17,745
Diluted earnings per share(1)	.83	.62	.49	.36	(2)	.35

Balance Sheet Data (at End of Period):
Working capital	$63,327	$69,916	$64,255	$51,749		$27,513
Total assets	402,867	321,226	284,844	241,114		206,984
Long-term obligations, net of current maturities	-0-	-0-	12,200	2,715		14,885
Cash dividend per share on common stock	.02	- 0-	-0-	-0-		-0-
Shareholders’ equity	291,017	239,923	199,657	167,696		105,121

Operating Data (Unaudited):
Operating ratio(3)	82.1%	82.5%	83.4%	84.2%		85.2%
Operating ratio, excluding fuel surcharge(4)	80.7%	81.8%	83.0%	83.6%		84.6%
Average revenue per total mile(5)	$1.37	$1.28	$1.24	$1.23		$1.23
Average length of haul (miles)	556	532	543	527		530
Empty mile factor	11.5%	10.8%	10.7%	10.9%		10.5%
Tractors operated at end of period(6)	2,818	2,418	2,125	1,897		1,694
Trailers operated at end of period	7,126	6,212	5,441	4,898		4,627

(1)	Diluted earnings per share for 2000, 2001, 2002 and 2003 have been restated to reflect 3-for-2 stock splits on July 20, 2004, December 28, 2001 and June 1, 2001, as applicable.
(2)	Includes a pre-tax, non-cash write-off of $5.7 million in 2001 relating to an investment in Terion, Inc.
(3)	Operating expenses as a percentage of total revenue.
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

	2004	2003	2002		2004	2003	2002

Total revenue	100.0%	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:				Operating expenses:
Salaries, wages and benefits	30.3	30.8	32.8	Salaries, wages and benefits	32.5	32.0	33.5
Fuel	19.2	16.6	15.6	Fuel(1)	13.2	13.3	13.6
Operations and maintenance	6.0	6.0	6.0	Operations and maintenance	6.4	6.2	6.1
Insurance and claims	5.0	4.9	4.3	Insurance and claims	5.4	5.1	4.4
Operating taxes and licenses	2.2	2.7	2.6	Operating taxes and licenses	2.4	2.8	2.6
Communications	0.8	0.9	0.8	Communications	0.9	0.9	0.9
Depreciation and amortization	9.2	8.8	8.0	Depreciation and amortization	9.9	9.2	8.2
Lease expense - revenue equipment	0.7	2.3	3.3	Lease expense - revenue equipment	0.7	2.4	3.4
Purchased transportation	6.6	7.4	7.6	Purchased transportation	7.1	7.7	7.8
Miscellaneous operating expenses	2.1	2.2	2.4	Miscellaneous operating expenses	2.2	2.2	2.5
Total operating expenses	82.1	82.5	83.4	Total operating expenses	80.7	81.8	83.0
Income from operations	17.9	17.5	16.6	Income from operations	19.3	18.2	17.0
Net interest and other income (expense)	0.1	(0.2)	(0.0)	Net interest and other income (expense)	0.1	(0.2)	(0.1)
Income before income taxes	18.0	17.3	16.6	Income before income taxes	19.4	18.0	16.9
Income taxes	7.2	6.9	6.8	Income taxes	7.8	7.1	6.9
Net Income	10.8%	10.4%	9.8%	Net Income	11.6%	10.9%	10.0%

(1)	Net of fuel surcharge.

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

	Payments (in millions) due by period
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

10.4†

Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.4.1†

Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2†

Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

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

10.9.2

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003. (Incorporated by reference to Exhibit 10.13.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

10.9.3

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003. (Incorporated by reference to Exhibit 10.13.3 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

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

21.1*	Subsidiaries of the Company.
23.1**	Consent of Deloitte & Touche LLP.
23.2**	Consent of KPMG LLP.
31.1**	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2**	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
*	Filed with the Original Report on March 16, 2005.
**	Filed with this Amendment No. 1 on Form 10-K/A.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ David A. Jackson
David A. Jackson
Date: March 30, 2005		Chief Financial Officer, in his capacity as such
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

10.4†

Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.4.1†

Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2†

Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

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

10.9.2

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated September 15, 2003. (Incorporated by reference to Exhibit 10.13.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

10.9.3

Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated December 15, 2003. (Incorporated by reference to Exhibit 10.13.3 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

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

21.1*	Subsidiaries of the Company.
23.1**	Consent of Deloitte & Touche LLP.
23.2**	Consent of KPMG LLP.
31.1**	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2**	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
*	Filed with the Original Report on March 16, 2005.
**	Filed with this Amendment No. 1 on Form 10-K/A.
†	Management contract or compensatory plan or arrangement.