Form 10-Q
period 2005-03-31
KNIGHT TRANSPORTATION INC
filed 2005-05-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐ No

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of April 26, 2005 was 56,798,260 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited) As of March 31, 2005 and December 31, 2004 (In thousands)

	March 31, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$38,692	$25,357
Accounts receivable, net Notes receivable, net	60,473 189	58,733 171
Inventories and supplies	2,914	2,332
Prepaid expenses Income tax receivable	9,925 -	5,215 3,216
Deferred tax asset	7,989	7,493

Total current assets	120,182	102,517

PROPERTY AND EQUIPMENT:
Land and improvements	16,538	16,516
Buildings and improvements	27,771	26,944
Furniture and fixtures	6,898	6,610
Shop and service equipment	2,709	2,739
Revenue equipment	350,512	338,413
Leasehold improvements	845	833
	405,272	392,055
Less: Accumulated depreciation and amortization	(112,411)	(104,125)

PROPERTY AND EQUIPMENT, net	292,861	287,930

NOTES RECEIVABLE - long-term	32	77
GOODWILL	7,504	7,504
OTHER ASSETS	5,377	4,839

	$425,956	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of March 31, 2005 and December 31, 2004 (In thousands, except par values)

	March 31, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,484	$5,044
Accrued payroll	5,181	4,558
Accrued liabilities	9,284	5,684
Dividends payable	1,136	-
Claims accrual	26,408	23,904

Total current liabilities	49,493	39,190

DEFERRED INCOME TAXES	72,556	72,660

Total liabilities	122,049	111,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 50,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value; authorized 100,000 shares; 56,794 and 56,665 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	568	567
Additional paid-in capital	83,385	82,117
Retained earnings	219,954	208,333

Total shareholders’ equity	303,907	291,017

	$425,956	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended
	March 31,

	2005	2004

REVENUE:
Revenue, before fuel surcharge	$111,074	$90,243
Fuel surcharge	11,107	4,069

Total revenue	122,181	94,312

OPERATING EXPENSES:
Salaries, wages and benefits	36,918	30,130
Fuel	25,841	16,714
Operations and maintenance	7,632	5,661
Insurance and claims	6,365	4,889
Operating taxes and licenses	2,929	2,224
Communications	976	869
Depreciation and amortization	12,309	8,898
Lease expense - revenue equipment	-	1,233
Purchased transportation	6,484	6,588
Gain on sales of equipment	(629)	-
Miscellaneous operating expenses	2,209	1,719
	101,034	78,925

Income from operations	21,147	15,387

INTEREST INCOME	110	124

Income before taxes	21,257	15,511

INCOME TAXES	(8,500)	(6,200)

Net income	$12,757	$9,311

Earnings per common share and common share equivalent: Basic	$0.22	$0.17
Diluted	$0.22	$0.16

Weighted average number of common shares and common share equivalents outstanding: Basic	56,747	56,261
Diluted	58,031	57,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,757	$9,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,309	8,898
Gain on sales of equipment	(629)	-
Non-cash compensation expense for issuance of common stock to certain members of board of directors	15	13
Provision for allowance for doubtful accounts and notes receivable	(97)	(53)
Tax benefit on stock option exercises	545	298
Deferred income taxes	(600)	140
Changes in assets and liabilities:
Increase in trade receivables	(1,660)	(5,733)
Increase in inventories and supplies	(582)	(279)
(Increase) decrease in prepaid expenses	(4,709)	791
Decrease in income tax receivable	3,216	1,762
Increase in other assets	(538)	(62)
Decrease in accounts payable	(906)	(731)
Increase in accrued liabilities and claims accrual	6,728	5,830

Net cash provided by operating activities	25,849	20,185

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(15,977)	(20,390)
Proceeds from sales of equipment	2,711	-
Decrease in notes receivable	43	332

Net cash used in investing activities	(13,223)	(20,058)

(continued)

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)
	Three Months Ended March 31,

	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	709	256

Net cash provided by financing activities	709	256

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,335	383
CASH AND CASH EQUIVALENTS, beginning of period	25,357	40,550

CASH AND CASH EQUIVALENTS, end of period	$38,692	$40,933

SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
Equipment acquired in accounts payable	$3,497	$3,849
Net book value of revenue equipment traded	-	2,338

Cash flow information:
Income taxes paid	$1,114	$145
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2005 and 2004

Note 1.   Financial Information

The accompanying condensed consolidated financial statements include the accounts of Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2.   Stock-Based Compensation

Stock-Based Compensation - At March 31, 2005, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004

Net income, as reported	$12,757	$9,311
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(284)	(289)

Pro forma net income	$12,473	$9,022

Basic earnings per share - as reported	$0.22	$0.17
Basic earnings per share - pro forma	$0.22	$0.16
Diluted earnings per share - as reported	$0.22	$0.16
Diluted earnings per share - pro forma	$0.21	$0.16

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rate of 4.00%; expected life of six years; expected volatility of 48%; expected dividend yield rate of 0.3%; and expected forfeitures of 4.40%. The following weighted average assumptions were used for grants in 2004: risk free interest rate 4.30%; expected life of six years; expected volatility of 49%; expected dividend yield rate of 0.3%; and expected forfeitures of 4.17%.

Note 3.   Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004, is as follows:

	Three Months Ended March 31,

	2005	2004

Weighted average common shares outstanding - basic	56,747	56,261

Effect of stock options	1,284	1,149

Weighted average common share and common share equivalents outstanding - diluted	58,031	57,410

Net income	$12,757	$9,311

Earnings per common share and common share equivalent Basic	$0.22	$0.17
Diluted	$0.22	$0.16

Note 4.   Segment Information

Although the Company has many operations centers, it has determined that it has one reportable segment. Nineteen of the divisions are managed based on regions in the United States in which the Company operates. Each of these operations centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each operations center is measured by similar financial performance, including average revenue per mile and operating ratio. As a result, the Company has determined that it is appropriate to aggregate its operations centers into one reportable segment consistent with the guidance in SFAS No. 131,

“Disclosures about Segments of an Enterprise and Related Information”. Accordingly, the Company has not presented separate financial information for each of its operations centers as the Company’s consolidated financial statements present its one reportable segment.

Note 5.   Derivative Instruments and Hedging Activities

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

The Company is party to a hedging contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that was entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon, the Company may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining nine months of 2005. This agreement is stated at fair value in the accompanying condensed consolidated financial statements.

Note 6.   New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective for the Company on January 1, 2006. The Company is still evaluating the complete impact of this statement.

Note 7.   Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company’s potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Note 8.   Stock Split

On July 20, 2004, the Company effected a 3-for-2 stock split. Earnings per share for all periods presented have been adjusted to reflect the stock split.

Note 9.   Dividend

In March 2005, the Company declared a cash dividend of $.02 per share on its common stock. The dividend was payable to shareholders of record on March 31, 2005, and was paid on April 18, 2005. The Company currently expects to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by the Company’s Board of Directors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
        Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “will,” “could,” “should,” “likely,” “expects,” “estimates,” “anticipates,” “projects,” “plans,” “intends,” “hopes,” “potential,” “continue,” and “future” and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results,” set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Introduction

Business Overview

We are a truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 18 regional dry van operations centers located throughout the United States and one temperature controlled subsidiary located in Phoenix. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 19% compounded annual rate from $207.4 million in 2000 to $411.7 million in 2004, and our net income grew at a 28% compounded annual rate from $17.7 million in 2000 to $47.9 million in 2004.

Operating and Growth Strategy

Our operating strategy is focused on the following core elements:

•
Focusing on Regional Operations. We seek to operate predominantly in high-density, predictable traffic lanes in selected geographic regions. We believe our regional operations allow us to obtain greater freight volumes and higher revenue per mile, and also enhance safety and driver recruitment and retention.

•
Maintaining Operating Efficiencies and Controlling Costs. We primarily focus on operating in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense traffic lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high driver to non-driver employee ratio, and regulating vehicle speed.

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

The primary source of our revenue growth has been our ability to open and develop new regional operations centers in certain geographic areas and operate them at or near our targeted margins within a relatively short period of time. We opened a dry van operations center in Carlisle, Pennsylvania in June 2004; a temperature controlled subsidiary in Phoenix, Arizona in July 2004; and a dry van operations center in Lakeland, Florida in August 2004. Our most recent opening was a dry van operations center in Chicago, Illinois that commenced operations in March 2005. During the first quarter of 2005, we grew our tractor fleet by 87 tractors and upgraded an additional 86 existing tractors. Based on our current expectations concerning the economy, we anticipate adding a total of approximately 300 to 350 new tractors system-wide over the remainder of the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities and we will continue to consider acquisitions that meet our financial and operating criteria.

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

Historically, excess capacity in the transportation industry has limited our ability to improve rates. From 1999 into 2003, economic activity in the United States was somewhat sluggish, which limited to some extent our ability to obtain rate increases during that period, but also resulted in decreased truck capacity in relation to demand as many trucking companies failed, contracted, or limited their growth. Beginning in 2003 and throughout 2004, however, the United States economy experienced strong growth, which, together with tighter capacity, contributed to higher freight rates throughout much of the industry, including our 7.6% improvement in average revenue per loaded mile (excluding fuel surcharge) from 2003 to 2004. If the economy continues at the 2004 pace, we expect continued tight capacity, coupled with stronger freight demand, to continue to provide us with better than historical pricing power. In the first quarter of 2005, our average revenue per loaded mile (excluding fuel surcharge) increased by 9.8% over the same quarter in 2004.

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

Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any operations center, in excess of 85% as unacceptable performance in the current environment.

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended March 31, 2005, our results of operations improved as follows versus the same quarter in 2004:

•	Revenue, before fuel surcharge, increased 23.1%, to $111.1 million from $90.2 million;

•	Net income increased 37.0%, to $12.8 million from $9.3 million; and

•	Net income per diluted share increased to $0.22 from $0.16.

We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 5.6% to $3,003 in the first quarter of 2005 from $2,843 in the first quarter of 2004. This improvement was driven by a 9.8% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.635 from $1.489. This rate improvement was partially offset by a 3.2% decrease in average miles per tractor to 27,245 from 28,142 and a 5.1% increase in our percentage of non-revenue miles to 12.4% for the first quarter of 2005 from 11.8% for the same quarter in the prior year. We believe the decline in miles per tractor primarily was a function of somewhat softer freight demand at pricing acceptable to us during the 2005 quarter versus the 2004 quarter, as well as the fact that in 2005 the Easter holiday fell in March. The increase in non-revenue miles principally was due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of the highest rates.

At March 31, 2005 our balance sheet reflected $38.7 million in cash and cash equivalents, no long-term debt, and shareholders’ equity of $303.9 million. For the quarter, we generated $25.8 million in cash flow from operations and used $13.3 million for capital expenditures, net of $2.7 million in proceeds from sales of equipment.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the quarters ended March 31, 2005, and 2004. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	Quarter Ended March 31,			Quarter Ended March 31,
	2005	2004		2005	2004
Total revenue	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	30.2	32.0	Salaries, wages and benefits	33.2	33.4
Fuel	21.1	17.7	Fuel(1)	13.3	14.0
Operations and maintenance	6.3	6.0	Operations and maintenance	6.9	6.3
Insurance and claims	5.2	5.2	Insurance and claims	5.7	5.4
Operating taxes and licenses	2.4	2.4	Operating taxes and licenses	2.7	2.5
Communications	0.8	0.9	Communications	0.9	1.0
Depreciation and amortization	10.1	9.4	Depreciation and amortization	11.1	9.9
Lease expense - revenue equipment	-	1.3	Lease expense - revenue equipment	-	1.4
Purchased transportation	5.3	7.0	Purchased transportation	5.8	7.3
Gain on sales of equipment	(0.5)	-	Gain on sales of equipment	(0.6)	-
Miscellaneous operating expenses	1.8	1.8	Miscellaneous operating expenses	2.0	1.9
Total operating expenses	82.7	83.7	Total operating expenses	81.0	82.9
Income from operations	17.3	16.3	Income from operations	19.0	17.1
Net interest and other expense	0.1	0.1	Net interest and other expense	0.1	0.1
Income before income taxes	17.4	16.4	Income before income taxes	19.1	17.2
Income taxes	7.0	6.5	Income taxes	7.6	6.9
Net Income	10.4%	9.9%	Net Income	11.5%	10.3%

___________________________
(1) Net of fuel surcharge.

A discussion of our results of operations for the quarters ended March 31, 2005 and 2004 is set forth below.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Our total revenue for the quarter ended March 31, 2005 increased to $122.2 million from $94.3 million for the same quarter in 2004. Total revenue included $11.1 million of fuel surcharge revenue in the 2005 quarter compared to $4.1 million in the 2004 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased by 23.1% to $111.1 million in the quarter ended March 31, 2005, from $90.2 million in the same quarter in 2004. This increase primarily resulted from the expansion of our fleet and customer base and increased volume from existing customers, as well as improved rates. Our tractor fleet grew to 2,891 tractors (including 230 owned by independent contractors) as of March 31, 2005, from 2,477 tractors (including 249 owned by independent contractors) as of March 31, 2004, a 16.7% increase. This growth in our fleet was made possible by continued market development from existing operations centers and the opening of three additional regional dry van operations centers and the establishment of a temperature controlled subsidiary subsequent to March 31, 2004. The growth in our fleet, coupled with a 5.6% increase in average revenue per tractor per week over the 2004 quarter, resulted in the significant period-over-period improvement in revenue.

Salaries, wages and benefits expense decreased slightly as a percentage of revenue, before fuel surcharge, to 33.2% for the quarter ended March 31, 2005 from 33.4% for the same quarter in 2004. The improvement in revenue per tractor per week more than offset the impact of two one cent per mile increases in driver pay rates implemented in February and March 2005, which will continue to affect this expense item going forward. As of March 31, 2005, 92.0% of our fleet was operated by company drivers, compared to 90.0% as of March 31, 2004. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue before fuel surcharge, to 13.3% for the quarter ended March 31, 2005 from 14.0% for the same quarter in 2004, due primarily to a 9.1% increase in average revenue per total mile (excluding fuel surcharge) to $1.433 from $1.314 and improved collection of fuel surcharge revenue in the 2005 quarter, which more than offset significantly higher fuel prices. The Company maintains a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the quarter ended March 31, 2005, fuel surcharge revenue was $11.1 million, compared to $4.1 million for the same quarter in 2004. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 21.1% for the quarter ended March 31, 2005 from 17.7% for the same quarter in 2004 as a result of a significant increase in average cost per gallon for fuel from $1.52 to $1.99. We believe that high fuel prices may continue to affect our operating expenses throughout the remainder of 2005, and that continued unrest in the Middle East and other areas could have a significant adverse effect on fuel prices.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.9% for the quarter ended March 31, 2005, compared to 6.3% for the same quarter in 2004. This increase was primarily due to increased equipment maintenance and driver recruiting expenses, along with the increase in the company owned percentage of our tractor fleet to 92.0% from 90.0%. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.7% for the quarter ended March 31, 2005, compared to 5.4% for the same quarter in 2004, primarily as a result of higher premiums and self-insurance claims costs incurred by the Company.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained essentially constant at 2.7% for the quarter ended March 31, 2005, compared to 2.5% for the same quarter in 2004.

Communications expenses as a percentage of revenue, before fuel surcharge, remained essentially constant at or less than 1.0% for both the 2005 and 2004 quarters.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 11.1% for the quarter ended March 31, 2005 from 9.9% for the same quarter in 2004. This increase was primarily related to an increase in the percentage of our company fleet comprised of purchased vehicles. Our company fleet includes purchased vehicles and vehicles held under operating leases, if any, while our total fleet includes vehicles in our company fleet as well as vehicles provided by independent contractors. At March 31, 2005, 100% of our company fleet was comprised of purchased vehicles, compared to 87% at March 31, 2004.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to zero for the quarter ended March 31, 2005, compared to 1.4% for the same quarter in 2004. During 2004, we exercised early buy-out options on all of our 393 tractors that were held under operating leases as of January 1, 2004. As a result, we held no vehicles under operating leases during the 2005 quarter.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 5.8% for the quarter ended March 31, 2005, compared to 7.3% for the same period in 2004. This decrease was primarily the result of the improvements in revenue per tractor per week during the 2005 quarter described above and the decrease in the percentage of our fleet operated by independent contractors. As of March 31, 2005, 8.0% of our total fleet was operated by independent contractors, compared to 10.0% at March 31, 2004. Purchased transportation represents the amount independent contractors are paid to haul freight for us on a mutually agreed upon per-mile basis.

Gain on sales of equipment as a percentage of revenue, before fuel surcharge, increased to 0.6% for the quarter ended March 31, 2005, compared to zero for the same period in 2004. This increase was due to the revenue equipment primarily being sold to independent parties during the 2005 period, as opposed to primarily being traded back to the equipment manufacturers as had been done in the prior period.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained essentially constant at 2.0% for the quarter ended March 31, 2005, compared to 1.9% for the same quarter in 2004.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 81.0% for the quarter ended March 31, 2005, compared to 82.9% for same quarter in 2004.

We generated net interest income of less than 1.0% of revenue, before fuel surcharge, for the quarters ended March 31, 2005 and 2004. We had no outstanding debt at March 31, 2005 or 2004.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for both the 2005 and the 2004 quarter. As a percentage of revenue, before fuel surcharge, income tax expense increased to 7.6% for the quarter ended March 31, 2005, from 6.9% for the same quarter in 2004, primarily due to the increase in taxable income for reporting purposes.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 11.5% for the quarter ended March 31, 2005, compared to 10.3% for the same quarter in 2004.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $25.8 million for the quarter ended March 31, 2005, compared to $20.2 million for the same quarter in 2004. The increase for the 2005 quarter was primarily the result of an increase in revenue and the improvement in our operating ratio.

Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $13.3 million for the quarter ended March 31, 2005, compared to $20.4 million for the same quarter in 2004. We currently anticipate capital expenditures, net of equipment sales, of approximately $65.0 million for the remainder of 2005. We expect these capital expenditures will be applied primarily to acquire new revenue equipment.

Net cash provided by financing activities was approximately $0.7 million for the quarter ended March 31, 2005, compared to approximately $0.3 million for same quarter in 2004, primarily as a result of the net proceeds of stock option exercises. During the first quarter of 2005, we declared our second quarterly dividend of $.02 per share on our common stock.

At March 31, 2005, we did not have any borrowing outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At March 31, 2005, the line of credit consisted solely of issued but unused letters of credit totaling $9.8 million. Historically this line of credit had been maintained at $50.0 million. However, due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at March 31, 2005.

As of March 31, 2005, we held $38.7 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, historically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At March 31, 2005, we had no tractors held under operating leases, compared to 285 tractors held under operating leases at March 31, 2004. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles were reflected in our income statements in the line item “lease expense - revenue equipment.” Our rental expense related to operating leases was zero for the quarter ended March 31, 2005, compared to $1.2 million for the same quarter of 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management.

Revenue Recognition. We recognize revenue, including fuel surcharges, upon delivery of a shipment.

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from five to thirty years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise. We do not conduct “fair value” assessments of our capital assets in the ordinary course of business and, unless a triggering event under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” occurs, we do not expect to do so in the future.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The significant level of our self-insured retention for personal injury and property damage claims, currently at $1.5 million, amplifies the importance and potential impact of these estimates.

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

Factors That May Affect Future Results

The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook:

General Economic and Industry Conditions. Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We also are affected by increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and the rising costs of healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

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

Risks Associated with Our Growth. We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990. There can be no assurance that our business will continue to grow in a similar fashion in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

Insurance and Claims. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Effective February 1, our maximum self-insured retention for auto liability is $1.5 million per occurrence, which is a decrease from the previous level of $2.0 million. Our maximum self-insured retention for workers’ compensation remains constant at $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our insurance policies for 2005 provide for excess liability coverage up to a total of $50.0 million per occurrence.

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

Driver Recruiting and Retention. Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, increased in 2004 and remained very strong during the first quarter of 2005. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

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

For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results.”

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk changes in interest rate on debt and from changes in commodity prices.

Under Financial Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices.

Except as described below, we have not had occasion to use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At March 31, 2005, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the quarter ended March 31, 2005, fuel expense, net of fuel surcharge, represented 16.4% of our total operating expenses, net of fuel surcharge, compared to 16.9% for the same quarter in 2004.

We are party to a hedging contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that we entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining nine months of 2005. At April 15, 2005, the price of heating oil on the NYMX was $1.46 for May 2005 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $0.3 million. However, our net savings on fuel costs resulting from lower fuel prices under our volume diesel fuel purchase contracts would be approximately $1.4 million, after taking the potential loss on the hedging contracts into consideration. We have valued this item at fair value in the accompanying March 31, 2005 consolidated financial statements.

Item 4.   Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

The following exhibits are filed with this Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8- K dated March 2, 2005 and filed on March 4, 2005.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

Exhibit 10		Material contracts

	(10.9.6)	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated April 13, 2005.

	(10.10.1)	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan.

Exhibit 11
Schedule of Computation of Earnings Per Share (Incorporated by
reference from Note 3, Earnings Per Share, in the Notes To Condensed
Consolidated Financial Statements contained in this Report on Form 10-
Q.)

Exhibit 31		Section 302 Certifications

	(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.

	(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company’s Chief Executive Officer.

	(32.2)	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.
Date: May 6, 2005	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 6, 2005	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant