Form 10-Q
period 2005-06-30
KNIGHT TRANSPORTATION INC
filed 2005-08-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes ☐No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 14, 2005 was 56,852,133 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) As of June 30, 2005 and December 31, 2004 (In thousands)

	June 30, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$40,923	$25,357
Accounts receivable, net	64,638	58,733
Notes receivable, net	194	171
Inventories and supplies	3,077	2,332
Prepaid expenses	6,684	5,215
Income tax receivable	-	3,216
Deferred tax asset	8,950	7,493

Total current assets	124,466	102,517

PROPERTY AND EQUIPMENT:
Land and improvements	16,542	16,516
Buildings and improvements	28,158	26,944
Furniture and fixtures	7,451	6,610
Shop and service equipment	2,813	2,739
Revenue equipment	368,654	338,413
Leasehold improvements	845	833
	424,462	392,055
Less: Accumulated depreciation and amortization	(121,588)	(104,125)

PROPERTY AND EQUIPMENT, net	302,875	287,930

NOTES RECEIVABLE - long-term	234	77
GOODWILL	7,504	7,504
OTHER ASSETS	4,241	4,839

	$439,320	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) (continued) As of June 30, 2005 and December 31, 2004 (In thousands, except par values)
	June 30, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,389	$5,044
Accrued payroll	5,361	4,558
Accrued liabilities	5,124	5,684
Income taxes payable	4,556	0
Claims accrual	27,091	23,904
Dividend payable	1,137	0

Total current liabilities	47,658	39,190

DEFERRED INCOME TAXES	73,152	72,660

Total liabilities	120,810	111,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 50,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value; authorized 100,000 shares; 56,847 and 56,665 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	568	567
Additional paid-in capital	84,167	82,117
Retained earnings	233,775	208,333

Total shareholders’ equity	318,510	291,017

	$439,320	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
REVENUE
Revenue, before fuel surcharge	$119,722	$100,168	$230,797	$190,411
Fuel surcharge	14,145	6,980	25,252	11,049
Total revenue	133,867	107,148	256,049	201,460
OPERATING EXPENSES:
Salaries, wages and benefits	39,196	32,333	76,114	62,463
Fuel	30,192	20,418	56,033	37,132
Operations and maintenance	8,171	6,128	15,803	11,789
Insurance and claims	5,940	5,714	12,304	10,603
Operating taxes and licenses	2,964	2,366	5,894	4,590
Communications	952	872	1,927	1,741
Depreciation and amortization	12,786	9,573	25,096	18,471
Lease expense - revenue equipment	-	1,035	-	2,268
Purchased transportation	7,127	7,549	13,611	14,137
Gain on sales of equipment	(691)	-	(1,320)	-
Miscellaneous operating expenses	2,416	2,228	4,625	3,947
	109,053	88,216	210,087	167,141

Income from operations	24,814	18,932	45,962	34,319

INTEREST INCOME	143	83	253	207

Income before taxes	24,957	19,015	46,215	34,526

INCOME TAXES	(10,000)	(7,600)	(18,500)	(13,800)

Net income	$14,957	$11,415	$27,715	$20,726

Earnings per common share and common share equivalent: Basic	0.26	$0.20	0.49	$0.37
Diluted	0.26	$0.20	0.48	$0.36

Weighted average number of common shares and common share equivalents outstanding:
Basic	56,815	56,340	56,781	56,298
Diluted	57,977	57,479	58,013	57,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$27,715	$20,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,096	18,471
Gain on sales of equipment	(1,320)	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	15	13
Provision for allowance for doubtful accounts	(65)	224
Tax benefit on stock option exercises	844	550
Deferred income taxes	(965)	(20)
Changes in assets and liabilities:
Increase in accounts receivable	(5,840)	(8,932)
Increase in inventories and supplies	(745)	(396)
(Increase) decrease in prepaid expenses Decrease in income tax receivable Decrease (increase) in other assets	(1,469) 3,216 598	3,430 1,761 (952)
Decrease in accounts payable	(1,781)	(604)
Increase in accrued liabilities, claims accrual, and income taxes payable	7,986	11,831

Net cash provided by operating activities	53,285	46,102

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(43,646)	(51,240)
Proceeds from sales of equipment	6,050	-
(Increase) decrease in notes receivable	(180)	438

Net cash used in investing activities	(37,776)	(50,802)

.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)
	Six Months Ended June 30,

	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid	(1,136)	-
Proceeds from exercise of stock options	1,193	630

Net cash provided by financing activities	57	630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,566	(4,070)
CASH AND CASH EQUIVALENTS,
Beginning of period	25,357	40,550

CASH AND CASH EQUIVALENTS, end of period	$40,923	$36,480

SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
Equipment acquired in accounts payable	$1,277	$2,522
Net book value of equipment traded	-	$16,974

Cash Flow Information:	$10,851	$5,746
Income taxes paid

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

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2. Stock-Based Compensation

Stock-Based Compensation - At June 30, 2005, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and six-month periods ended June 30, 2005 and 2004, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income, as reported	$14,957	$11,415	$27,715	$20,726

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(646)	(326)	(930)	(586)

Pro forma net income	$14,311	$11,089	$26,785	$20,140

Basic earnings per share:
As reported	$0.26	$0.20	$0.49	$0.37
Pro forma	$0.25	$0.20	$0.47	$0.36

Diluted earnings per share:
As reported	$0.26	$0.20	$0.48	$0.36
Pro forma	$0.25	$0.19	$0.46	$0.35

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rate of 4.0%; expected life of 6.4 years; expected volatility of 48%; expected dividend yield rate of 0.3%; and expected forfeitures of 3.66%. The following weighted average assumptions were used for grants in 2004: risk free interest rate 4.0%; expected life of 6.5 years; expected volatility of 49%; expected dividend yield rate of zero; and expected forfeitures of 3.68%.

Note 3. Earnings Per Share (In thousands, except per share data)

A reconciliation of the basic and diluted income per share computations for the three months and six months ended June 30, 2005 and 2004, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Weighted average common shares outstanding - basic	56,815	56,340	56,781	56,298

Effect of stock options	1,162	1,139	1,232	1,137

Weighted average common share and common share equivalents outstanding - diluted	57,977	57,479	58,013	57,435

Net income	$14,957	$11,415	$27,715	$20,726

Earnings per common share and common share equivalent
Basic	$0.26	$0.20	$0.49	$0.37
Diluted	$0.26	$0.20	$0.48	$0.36

Note 4. Segment Information

Although the Company has many operations centers, it has determined that it has one reportable segment. Twenty of the divisions are managed based on regions in the United States in which the Company operates. Each of these operations centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each operations center exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, the Company has determined that it is appropriate to aggregate its operations centers into one reportable segment consistent with the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, the Company has not presented separate financial information for each of its operations centers as the Company’s consolidated financial statements present its one reportable segment.

Note 5. Derivative Instruments

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of a firm commitment (“fair value” hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge, the Company discontinues hedge accounting prospectively.

The Company is party to a contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that was entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon, the Company may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining six months of 2005.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective for the Company on January 1, 2006. The Company is still evaluating the complete impact of this statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 7. Commitments and Contingencies

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company’s potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Note 8. Stock Split

On July 20, 2004, the Company affected a 3-for-2 stock split. Earnings per share for all periods presented have been adjusted to reflect the stock split.

Note 9. Dividends

In March 2005, the Company declared a cash dividend of $.02 per share on its common stock. The dividend was payable to shareholders of record on March 31, 2005, and was paid on April 18, 2005. The Company declared an identical dividend for the second quarter and currently expects to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by the Company’s Board of Directors.

Note 10. Other Assets

In June 2005, the Company sold its 19% interest in Knight Flight Services, LLC (“Knight Flight”) which purchased and operates a Cessna Citation 560 XL jet aircraft. The Company originally invested $1.7 million in Knight Flight to obtain a 19% interest in order to assure access to charter air travel for the Company’s employees. During 2003, the Company recorded a $330,000 reduction in the carrying value of this investment to more closely reflect the fair value of the primary asset of that entity. The Company sold this investment for its current carrying value of $1.4 million. The proceeds from the sale had not been received as of June 30, 2005, therefore, the amount due has been classified in accounts receivable on the accompanying June 30, 2005 balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,”“may,”“will,”“could,”“should,”“likely,”“expects,”“estimates,”“anticipates,”“projects,”“plans,”“intends,”“hopes,”“potential,”“continue,” and “future” and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results,” set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Introduction

Business Overview

We are a truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 19 regional dry van operations centers located throughout the United States, we also provide temperature controlled service through our subsidiary located in Phoenix and in July 2005, we initiated a brokerage subsidiary. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 19% compounded annual rate from $207.4 million in 2000 to $411.7 million in 2004, and our net income grew at a 28% compounded annual rate from $17.7 million in 2000 to $47.9 million in 2004.

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

We have recently expanded our operations by establishing two subsidiaries. We established our refrigerated subsidiary in 2004 and currently have approximately 85 tractors devoted to that subsidiary. We have established a brokerage subsidiary in July 2005 and are cautiously optimistic that we can achieve meaningful growth in that business. This business model, however, differs somewhat from our truckload model because it is non-asset based and generally requires less capital. Although we are optimistic about the prospects for the new subsidiaries, the primary source of our revenue growth remains our ability to open and develop new regional operations centers in certain geographic areas and operate them at or near our targeted margins within a relatively short period of time. Our most recent opening was a dry van operations center in El Paso, Texas, that commenced operations in June 2005. During the second quarter of 2005, we grew our tractor fleet by 90 tractors. Based on our current expectations concerning the economy, we anticipate adding a total of approximately 200 to 250 new tractors system-wide over the remainder of the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities that meet our financial and operating criteria.

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

Historically, excess capacity in the transportation industry has limited our ability to improve rates. From 1999 into 2003, economic activity in the United States was somewhat sluggish, which limited to some extent our ability to obtain rate increases during that period, but also resulted in decreased truck capacity in relation to demand as many trucking companies failed, contracted, or limited their growth. Beginning in 2003 and throughout 2004, however, the United States economy experienced strong growth, which, together with tighter capacity, contributed to higher freight rates throughout much of the industry, including our 7.6% improvement in average revenue per loaded mile (excluding fuel surcharge) from 2003 to 2004. Although the economy appears to have slowed somewhat from the 2004 pace, we expect continued tight capacity, and relatively good freight demand, to continue to provide us with better than historical pricing power. In the second quarter of 2005, our average revenue per loaded mile (excluding fuel surcharge) increased by 7.0% over the same quarter in 2004.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition of long-term assets, such as revenue equipment and terminals.

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended June 30, 2005, our results of operations improved as follows versus the same period in 2004:

•	Revenue, before fuel surcharge, increased 19.5%, to $119.7 million from $100.2 million;

•	Net income increased 31.0%, to $15.0 million from $11.4 million; and

•	Net income per diluted share increased 30.0% to $0.26 from $0.20.

We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 3.4% to $3,131 in the second quarter of 2005 from $3,024 in the second quarter of 2004. This improvement was driven by a 7.0% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.622 from $1.516. This rate improvement was partially offset by a 2.5% decrease in average miles per tractor to 28,408 from 29,125 and a 7.3% increase in our percentage of non-revenue miles to 11.7% for the second quarter of 2005 from 10.9% for the same quarter in the prior year. We believe the decline in miles per tractor and the increase in non-revenue mles was primarily a function of somewhat softer freight demand at pricing acceptable to us during the 2005 quarter versus the 2004 quarter.

At June 30, 2005, our balance sheet reflected $40.9 million in cash and cash equivalents, no long-term debt, and shareholders’ equity of $318.5 million. For the quarter, we generated $27.4 million in cash flow from operations and used $24.3 million for net capital expenditures.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and six-month periods ended June 30, 2005, and 2004, respectively. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(Total revenue) Three-Month Period Ended June 30,		(Revenue, before fuel surcharge) Three-Month Period Ended June 30,			(Total revenue) Six-Month Period Ended June 30,		(Revenue, before fuel surcharge) Six-Month Period Ended June 30,

	2005	2004	2005	2004		2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	29.3	30.2	32.7	32.3		29.7	31.0	33.0	32.8
Fuel	22.6	19.1	13.4 (1)	13.4	(1)	21.9	18.4	13.3 (1)	13.7	(1)
Operations and maintenance	6.1	5.7	6.8	6.1		6.2	5.9	6.8	6.2
Insurance and claims	4.4	5.3	5.0	5.7		4.8	5.3	5.3	5.6
Operating taxes and licenses	2.2	2.2	2.5	2.4		2.3	2.3	2.6	2.4
Communications	0.7	0.8	0.8	0.9		0.8	0.9	0.9	0.9
Depreciation and amortization	9.6	8.9	10.7	9.6		9.8	9.2	10.9	9.7
Lease expense - revenue equipment	0.0	1.0	0.0	1.0		0.0	1.1	0.0	1.2
Purchased transportation	5.3	7.0	6.0	7.5		5.3	7.0	5.9	7.4
(Gain) loss on sales of Equip.	(0.5)	-	(0.6)	-		(0.5)	-	(0.6)	-
Miscellaneous operating expenses	1.8	2.1	2.0	2.2		1.8	2.0	2.0	2.1
Total operating expenses	81.5	82.3	79.3	81.1		82.1	83.0	80.1	82.0
Income from operations	18.5	17.7	20.7	18.9		17.9	17.0	19.9	18.0
Net interest income	0.1	0.0	0.1	0.0		0.1	0.0	0.1	0.0
Income before income taxes	18.6	17.7	20.8	18.9		18.0	17.0	20.0	18.0
Income taxes	7.5	7.1	8.3	7.5		7.2	6.7	8.0	7.1
Net income	11.1	10.7	12.5	11.4		10.8	10.3	12.0	10.9

(1)	Net of fuel surcharge.
There are minor rounding differences in the above table.

A discussion of our results of operations for the six and three month periods ended June 30, 2005 and 2004 is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2005 to Six Months and Three Months Ended June 30, 2004

Our total revenue for the six months ended June 30, 2005 increased 27.1% to $256.0 million from $201.5 million for the same period in 2004. Total revenue included $25.3 million of fuel surcharge revenue in the 2005 period compared to $11.0 million in the 2004 period. Our total revenue for the quarter ended June 30, 2005 increased 25.0% to $133.9 million from $107.1 million for the same quarter in 2004. Total revenue included $14.1 million of fuel surcharge revenue in the 2005 quarter compared to $7.0 million in the 2004 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased by 21.2% to $230.8 million in the six months ended June 30, 2005 from $190.4 million for the same period in 2004. Revenue, before fuel surcharge, increased by 19.5% to $119.7 million in the quarter ended June 30, 2005 from $100.2 million in the same quarter in 2004. These increases primarily resulted from the expansion of our fleet and customer base and increased volume from existing customers, as well as improved rates. Our tractor fleet grew to 2,981 tractors (including 235 owned by independent contractors) as of June 30, 2005, from 2,589 tractors (including 251 owned by independent contractors) as of June 30, 2004, a 15.1% increase. This growth in our fleet was made possible by continued market development from existing operations centers and the opening of three additional regional dry van operations centers and the establishment of a temperature controlled subsidiary subsequent to June 30, 2004. The growth in our fleet, coupled with a 3.4% increase in average revenue per tractor per week over the 2004 quarter, resulted in the significant period-over-period improvement in revenue.

Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.0% for the six months ended June 30, 2005 from 32.8% for the same period in 2004. Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.7% for the quarter ended June 30, 2005, compared to 32.3% for the same quarter of 2004. These increases were primarily due to the increases in driver pay rates implemented during the previous six months. As of June 30, 2005, 92.2% of our fleet was operated by company drivers, compared to 90.3% as of June 30, 2004. We record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, decreased, as a percentage of revenue before fuel surcharge, to 13.3% for the six months ended June 30, 2005 from 13.7% for the same period in 2004, due primarily to a 7.6% increase in average revenue per total mile (excluding fuel surcharge) to $1.433 from $1.332 and improved collection of fuel surcharge revenue in the 2005 period, which more than offset significantly higher fuel prices. For the quarters ended June 30, 2005 and 2004, fuel expense, net of fuel surcharge, remained constant, as a percentage of revenue before fuel surcharge, at 13.4%. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. Fuel surcharge revenue was $25.3 million for the six months ended June 30, 2005, compared to $11.0 million for the same period in 2004. For the quarter ended June 30, 2005, fuel surcharge revenue was $14.1 million compared to $7.0 million for the same quarter in 2004. As a percentage of total revenue, including fuel surcharge, gross fuel expense increased to 21.9% for the six months ended June 30, 2005 from 18.4% for the same period in 2004. For the quarter ended June 30, 2005, gross fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 22.6% from 19.1% for the corresponding quarter in 2004 as a result of a significant increase average cost per gallon for fuel from $1.71 to $2.19. We expect that high fuel prices to continue to affect our operating expenses throughout the remainder of 2005.

Operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 6.8% for the six months ended June 30, 2005, compared to 6.2% for the same period in 2004. For the quarter ended June 30, 2005, operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 6.8% compared to 6.1% for the same quarter in 2004. These increases were primarily due to increased equipment maintenance and driver recruiting expenses, along with the increase in the company owned percentage of our tractor fleet to 92.1% from 90.3%. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 5.3% for the six months ended June 30, 2005, compared to 5.6% for the same period in 2004. Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 5.0% for the quarter ended June 30, 2005, compared to 5.7% for the same quarter in 2004. These decreases were primarily due to overall reductions in number of claims and severity during the 2005 periods compared to the 2004 periods, along with the increases in average revenue per mile over the 2004 periods.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased to 2.6% for the six months ended June 30, 2005 from 2.4% for the same period in 2004. For the quarter ended June 30, 2005, this expense increased, as a percentage of revenue before fuel surcharge, to 2.5% from 2.4% for the same quarter of 2004. These increases are primarily due to increased costs of licensing revenue equipment in the 2005 periods.

Communications expense decreased slightly, as a percentage of revenue, before fuel surcharge, for both the quarter and six months ended June 30, 2005.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.9% for the six months ended June 30, 2005 from 9.7% for the same period in 2004. Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.7% for the quarter ended June 30, 2005 from 9.6% for the same quarter in 2004. These increases were primarily related to an increase in the percentage of our company fleet comprised of purchased vehicles, as well as a reduction in the percentage of our fleet provided by independent contractors.. Our company fleet includes purchased vehicles and vehicles held under operating leases, if any, while our total fleet includes vehicles in our company fleet as well as vehicles provided by independent contractors. At June 30, 2005, 100% of our company fleet was comprised of purchased vehicles, compared to 91% at June 30, 2004.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to zero for the six months ended June 30, 2005, compared to 1.2% for the same period in 2004. Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to zero for the quarter ended June 30, 2005, compared to 1.0% for the same quarter in 2004. During 2004, we exercised early buy-out options on all of our 393 tractors that were held under operating leases as of January 1, 2004. As a result, we held no vehicles under operating leases during the 2005 periods.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 5.9% for the six months ended June 30, 2005 compared to 7.4% for the same period in 2004. Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 6.0% for the quarter ended June 30, 2005 compared to 7.5% for the same quarter in 2004. These decreases were primarily the result of the improvements in revenue per tractor per week during the 2005 period described above and the decrease in the percentage of our fleet operated by independent contractors. As of June 30, 2005, 7.8% of our fleet was operated by independent contractors, compared to 9.7% at June 30, 2004. Purchased transportation represents the amount independent contractors are paid to haul freight for us on a mutually agreed upon per-mile basis.

Gain on sales of equipment as a percentage of revenue, before fuel surcharge, increased to 0.6% for both the quarter and six months ended June 30, 2005, respectively, compared to zero for the same periods in 2004. These increases were due to the revenue equipment primarily being sold to independent parties during the 2005 periods, as opposed to primarily being traded back to the equipment manufacturers as had been done in the prior periods.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained essentially constant at 2.0% for the six months ended June 30, 2005 compared 2.1% for the same period in 2004 and 2.0% for the quarter ended June 30, 2005 compared to 2.2% for the same quarter in 2004.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 80.1% for the six months ended June 30, 2005, compared to 82.0% for same period in 2004. For the quarter ended June 30, 2005, our operating ratio was 79.3% compared to 81.1% for same quarter in 2004.

We generated interest income of less than 1.0% of revenue, before fuel surcharge, for the quarters and six months ended June 30, 2005 and 2004, respectively. We had no outstanding debt at June 30, 2005 or 2004.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2005 and 2004. As a percentage of revenue, before fuel surcharge, income tax expense increased to 8.0% for the six months ended June 30, 2005, from 7.1% for the same period in 2004. For the quarter ended June 30, 2005, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 8.3% from 7.5% for the same quarter in 2004. These increases were primarily due to the increases in our taxable income for reporting purposes.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 12.0% for the six months ended June 30, 2005, compared to 10.9% for the same period in 2004. For the quarter ended June 30, 2005, our net income, as a percentage of revenue before fuel surcharge, was 12.5% compared to 11.4% in the same quarter in 2004.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of equity securities, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $53.3 million for the six months ended June 30, 2005, compared to $46.1 million for the same period in 2004. The increase for the 2005 period was primarily the result of an increase in revenue and the improvement in our operating ratio.

Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $37.6 million for the six months ended June 30, 2005, compared to $51.2 million for the same quarter in 2004. We currently anticipate capital expenditures, net of equipment sales, of approximately $58.0 million for the remainder of 2005. We expect these capital expenditures will be applied primarily to acquire new revenue equipment.

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2005, compared to approximately $0.6 million for same period in 2004, primarily as a result of the net proceeds from stock option exercises, which more than offset cash used to pay dividends. During the second quarter of 2005, we declared our third dividend of $.02 per share on our common stock.

At June 30, 2005, we did not have any borrowings outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At June 30, 2005, the line of credit consisted solely of issued but unused letters of credit totaling $13.9 million. Due to our continued strong positive cash position, and in an effort to minimize bank fees, we do not believe a revolving credit facility or term loans are necessary to meet our current and anticipated near-term cash needs. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at June 30, 2005.

As of June 30, 2005, we held $40.9 million in cash and cash equivalents. Management believes we will be able to finance our near-term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we anticipate will be available to us, we do not expect to experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, historically, we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At June 30, 2005, we had no tractors held under operating leases, compared to 217 tractors held under operating leases at June 30, 2004. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles were reflected in our income statements in the line item “lease expense - revenue equipment.” Our rental expense related to operating leases was zero for the six months ended June 30, 2005, compared to $2.3 million for the same period of 2004.

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

In addition to our regional facilities in Phoenix, Arizona, we have established regional operations centers throughout the United States in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy can be duplicated successfully in the other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated. In addition, we have recently commenced operation of a refrigerated subsidiary as part of our growth strategy and are subject to the risks inherent in entering variations in our lines of business, including but not limited to: unfamiliarity with pricing, service, and operational issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

Diversification. We have expanded our business into both the refrigerated and brokerage markets, and may further develop our operations in the future. Diversification involves numerous risks that could have a materially adverse effect on our business and operating results, including the division of our management’s attention away from other business concerns and the risks of entering into markets in which we have had no or only limited experience.

Insurance and Claims. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Effective February 1, our maximum self-insured retention for auto liability is $1.5 million per occurrence, which is a decrease from the previous level of $2.0 million. Our maximum self-insured retention for workers’ compensation remains constant at $500,000 per occurrence. We maintain insurance with licensed insurance companies above the amounts for which we self-insure. Our current auto liability policy provides for excess liability coverage up to a total of $50.0 million per occurrence.

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

Driver Recruiting and Retention. Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, increased in 2004 and remained very strong during the first half of 2005. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

Computer and Communications systems. Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at our regional facilities. We have purchased redundant computer hardware systems and have taken this step to reduce the risk of disruption to our business operations should a disaster occur. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In the event of a significant system failure, our business could experience significant disruption.

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

 For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At June 30, 2005, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the quarter ended June 30, 2005, fuel expense, net of fuel surcharge, represented 16.9% of our total operating expenses, net of fuel surcharge, compared to 16.4% for the same quarter in 2004.

We are party to a contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that we entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining six months of 2005. At July 8, 2005, the price of heating oil on the NYMX was $1.72 for August 2005 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $0.2 million.

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

Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 26, 2005. At the Annual Meeting, the shareholders elected Timothy M. Kohl, Donald A. Bliss and Mark A. Scudder to serve as Class I directors for three-year terms. The shareholders elected Kathryn L. Munro to fill a vacancy created by the resignation of former Class II director Matt Salmon. Ms. Munro will serve the remainder of Mr. Salmon’s term, which was due to expire at the Annual Meeting in 2006. Kevin Knight, Randy Knight, Michael Garnreiter, Gary Knight, and G.D. Madden also continued as directors of the Company after the Annual Meeting.

Shareholders representing 42,296,124 shares, or approximately 75%, of the Company’s outstanding Common Stock as of the record date were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each nominee follows:

	Votes Cast	Votes For	Votes Withheld

Timothy M. Kohl	29,231,996	29,231,996	13,064,128
Donald A. Bliss	39,337,982	39,337,982	2,958,142
Mark A. Scudder	24,284,283	24,284,283	18,011,841
Kathryn L. Munro	41,122,899	41,122,899	1,183,255

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

Exhibit 3	Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.1 to the Company’s report on Form 10-K for the period ended December 31, 2000)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002)

	(3.2)	Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 No. 333-72130)

	(3.2.1)	First Amendment to Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q)

Exhibit 11		Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements contained in this Report on Form 10-Q)

Exhibit 31		Section 302 Certifications

	(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer

	(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer

Exhibit 32		Section 906 Certifications

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company’s Chief Executive Officer

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.
Date: August 5, 2005	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 5, 2005	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant