Form 10-Q
period 2005-09-30
KNIGHT TRANSPORTATION INC
filed 2005-11-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [X] No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 21, 2005 was 56,949,187 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) As of September 30, 2005 and December 31, 2004 (In thousands)

	September 30, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,835	$23,155
Short-term investments	20,782	2,202
Accounts receivable, net	72,499	58,733
Notes receivable, net	240	171
Inventories and supplies	3,138	2,332
Prepaid expenses	6,318	5,215
Income tax receivable	—	3,216
Restricted cash	6,805	—
Deferred tax asset	8,123	7,493

Total current assets	123,740	102,517

PROPERTY AND EQUIPMENT:
Land and improvements	18,163	16,516
Buildings and improvements	32,378	26,944
Furniture and fixtures	7,037	6,610
Shop and service equipment	2,758	2,739
Revenue equipment	400,834	338,413
Leasehold improvements	806	833
	461,975	392,055
Less: Accumulated depreciation and amortization	(130,974)	(104,125)

PROPERTY AND EQUIPMENT, net	331,001	287,930

NOTES RECEIVABLE - long-term	276	77
GOODWILL	8,119	7,504
OTHER ASSETS	2,119	4,839

	$465,255	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of September 30, 2005 and December 31, 2004 (In thousands, except par values)
	September 30, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,055	$5,044
Accrued payroll	5,192	4,558
Accrued liabilities	7,840	5,684
Income taxes payable	2,434	-
Claims accrual	23,615	23,904
Other current liabilities	6,555	—
Dividend payable	1,138	—

Total current liabilities	56,829	39,190

OTHER LIABILITIES	250	-
DEFERRED INCOME TAXES	74,510	72,660

Total liabilities	131,589	111,850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 50,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 100,000 shares; 56,914 and 56,665 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	569	567
Additional paid-in capital	85,010	82,117
Retained earnings	248,087	208,333

Total shareholders’ equity	333,666	291,017

	$465,255	$402,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Revenue, before fuel surcharge	$127,444	$106,109	$358,241	$296,521
Fuel surcharge	18,744	7,947	43,996	18,996
Total revenue	146,188	114,056	402,237	315,517
OPERATING EXPENSES:
Salaries, wages and benefits	41,934	34,441	118,047	96,904
Fuel	37,051	21,879	93,084	59,011
Operations and maintenance	9,067	7,234	24,869	19,022
Insurance and claims	4,916	5,376	17,221	15,978
Operating taxes and licenses	3,112	2,476	9,006	7,066
Communications	1,009	912	2,936	2,653
Depreciation and amortization	13,328	10,463	38,423	28,935
Lease expense - revenue equipment	67	634	67	2,903
Purchased transportation	8,.585	7,560	22,196	21,697
Gain on sales of equipment	(464)	—	(1,783)	—
Miscellaneous operating expenses	2,571	2,305	7,198	6,253
	121,176	93,280	331,264	260,422

Income from operations	25,012	20,776	70,973	55,095

Interest and investment income	188	132	442	339
Other income	551	—	551	—
	739	132	993	339

Income before taxes	25,751	20,908	71,966	55,434

INCOME TAXES	(10,300)	(8,350)	(28,800)	(22,150)

Net income	$15,451	$12,558	$43,166	$33,284

Earnings per common share and common share equivalent: Basic	$0.27	$0.22	$0.76	$0.59
Diluted	$0.27	$0.22	$0.75	$0.58

Weighted average number of common shares and common share equivalents outstanding:
Basic	56,865	56,402	56,810	56,332
Diluted	57,829	57,747	57,810	57,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$43,166	$33,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,423	28,935
Gain on sales of equipment	(1,783)	—
Gain on sale of investment in Concentrek, Inc.	(551)	—
Non-cash compensation expense for issuance of stock to certain member of board of directors	35	13
Provision for allowance for doubtful accounts	(174)	(276)
Tax benefit on stock option exercises	1,198	686
Deferred income taxes	(385)	8,080
Changes in assets and liabilities:
Change in short-term investments	(18,580)	—
Increase in trade receivables	(10,333)	(13,828)
Increase in inventories and supplies	(806)	(621)
(Increase) decrease in prepaid expenses	(924)	5,164
Decrease in income tax receivable	3,216	1,761
Increase in other assets	(913)	(930)
(Decrease) increase in accounts payable	(412)	3,359
Increase in accrued liabilities, claims accrual and other	11,140	9,093

Net cash provided by operating activities	62,317	74,720

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(73,665)	(92,650)
Proceeds from sales of equipment	7,617	—
(Increase) decrease in notes receivable	(253)	624
Acquisition activity	(3,284)	—
Restricted cash received	(6,805)	—
Proceeds from sale of investment in Knight Flight Services	1,388	—
Proceeds from sale of investment in Concentrek, Inc.	2,795	—

Net cash used in investing activities	(72,207)	(92,026)

.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)
	Nine Months Ended September 30,

	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:

Dividend paid	(2,273)	—
Payment of notes payable acquired	(6,819)	—
Proceeds from exercise of stock options	1,662	1,138

Net cash (used in) provided by financing activities	(7,430)	1,138

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,320)	(16,168)
CASH AND CASH EQUIVALENTS, Beginning of period	23,155	40,550

CASH AND CASH EQUIVALENTS, end of period	$5,835	$24,382

SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
Equipment acquired in accounts payable	$4,938	$6,966
Net book value of equipment traded	—	8,854

Cash Flow Information:	$21,981	$10,308
Income taxes paid

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Financial Information

The accompanying condensed consolidated financial statements include the accounts of Knight Transportation, Inc., and its wholly owned subsidiaries (the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents is comprised of short-term highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The Company had previously classified its auction-rate securities as cash equivalents based on the period from the purchase to the first reset date. The Company has reclassified $2.2 million of auction-rate securities from cash equivalents to short-term investments as of December 31, 2004.

Short-term investments is comprised of trading marketable debt securities with original maturities of greater than three months and represent an investment of cash that is available for current operations. These investments are recorded at fair value with realized and unrealized gains and losses included in interest income on the attached condensed consolidated financial statements.

Note 2. Stock-Based Compensation

Stock-Based Compensation - At September 30, 2005, the Company had one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income, as reported	$15,451	$12,558	$43,166	$33,284

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(533)	(254)	(1,600)	(761)

Pro forma net income	$14,918	$12,304	$41,566	$32,523

Basic earnings per share: As reported	$0.27	$0.22	$0.76	$0.59
Pro forma	$0.26	$0.22	$0.73	$0.58
Diluted earnings per share: As reported	$0.27	$0.22	$0.75	$0.58
Pro forma	$0.26	$0.21	$0.72	$0.57

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: risk free interest rate of 4.0%; expected life of 6.0 years; expected volatility of 48%; expected dividend yield rate of 0.3%; and expected forfeitures of 3.78%. The following weighted average assumptions were used for grants in 2004: risk free interest rate of 4.0%; expected life of 6.5 years; expected volatility of 49%; expected dividend yield rate of zero; and expected forfeitures of 3.68%.

Note 3. Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted income per share computations for the three months and nine months ended September 30, 2005 and 2004, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Weighted average common shares outstanding - basic	56,865	56,402	56,810	56,332

Effect of stock options	964	1,345	1,000	1,202

Weighted average common shares and common share equivalents outstanding - diluted	57,829	57,747	57,810	57,534

Net income	$15,451	$12,558	$43,166	$33,284

Earnings per common share and common share equivalent Basic	$0.27	$0.22	$0.76	$0.59
Diluted	$0.27	$0.22	$0.75	$0.58

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and, therefore, the effect would be antidulitve, were not material at September 30, 2005 and 2004.

Note 4. Segment Information

Although the Company has many service centers, it has determined that it has one reportable segment. All of the centers are managed based on regions in the United States in which the Company operates. Each of these service centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each service center exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, the Company has determined that it is appropriate to aggregate its service centers into one reportable segment consistent with the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Accordingly, the Company has not presented separate financial information for each of its service centers. The Company anticipates that in the future the recently initiated brokerage subsidiary will qualify as a segment; currently, however, the results of that operation are relatively immaterial.

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

The Company is party to a contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that was entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon, the Company may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining three months of 2005.

Note 6. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123 (revised 2004) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective for the Company on January 1, 2006, and the Company is in the process of evaluating the complete impact of SFAS No. 123 (revised 2004) on its consolidated financial statements.

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

Note 9. Dividend

In September 2005, the Company declared a cash dividend of $.02 per share on its common stock. The dividend was payable to shareholders of record on September 30, 2005, and was paid on October 18, 2005. This was the third quarterly dividend for 2005. The Company currently expects to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by the Company's Board of Directors.

Note 10. Other Assets

In June 2005, the Company sold its 19% interest in Knight Flight Services, LLC (“Knight Flight”) which purchased and operates a Cessna Citation 560 XL jet aircraft. The Company sold this investment for its current carrying value of $1.4 million.

In September 2005, the Company sold its entire ownership interest in Concentrek, Inc. The Company owned a 17% interest in Concentrek, Inc., which is a logistics company based in Jenison, Michigan. The Company received $2.8 million in initial proceeds from the sale. These proceeds also satisfied all outstanding loans that the Company had with Concentrek, Inc., and resulted in a net gain on the transaction of $550,702. This gain amount is reflected in other income on the accompanying consolidated financial statements. In addition to the proceeds received in September 2005, the Company has potential to participate in a portion of a future earn-out as provided in the sale agreement. Terms of that earn-out are contingent upon Concentrek, Inc. maintaining or achieving specified earnings levels in future periods. Upon future resolution, when an earn-out becomes distributable, the Company will recognize any additional gains. The Company also received $6.8 million of restricted cash in September 2005 on behalf of others participating in this transaction. This cash was distributed to these other parties subsequent to September 30, 2005.

Note 11. Acquisition

On August 12, 2005, the Company acquired 100% of the stock of Edwards Brothers, Inc. (“EB”), an Idaho based temperature controlled truckload carrier. The acquisition included 140 tractors and 224 trailers. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board statement number 141 (SFAS No. 141), “Business Combinations”. Goodwill has been recorded on the balance sheet for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in the Company’s results of operations since the acquisition date. The pro forma effect of the acquisition on the Company’s results of operations is immaterial. In addition to the purchase price, the purchase agreement sets forth certain conditions upon which an earn-out adjustment to the purchase price may be needed. Any adjustment for this potential earn-out is not expected to be material.

Note 12. Related Party Transaction

In September 2005, the Company purchased land and a building from a member of its Board of Directors at fair value for a total purchase price of $4.5 million. The facility purchased is located in Phoenix, Arizona and contains the Company’s corporate headquarters, along with several operating divisions. Prior to this purchase, the Company had been leasing this facility from this board member since the Company’s inception in 1989. This facility also has additional space which is under long-term rental agreements with unrelated parties. These lease agreements have been assigned to the Company as part of the purchase agreement. The Company will receive monthly rental income for this additional space of approximately $22,000 per month.

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

Introduction

Business Overview

We are a truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on short-to-medium lengths of haul. We provide regional truckload carrier services from our 20 regional dry van service centers located throughout the United States, and we also provide temperature controlled service through our subsidiaries located in Phoenix, Arizona and Idaho Falls, Idaho. In July 2005, we initiated a brokerage subsidiary. We view brokerage as a natural extension of our customer offerings and look forward to providing a non-asset based capability to service our customers’ freight when the shipments do not fit our asset-based model, or when all of our available internal capacity in the desired area has been allocated to other shipments. Over the past five years we have achieved substantial revenue and income growth as a result of our continuing expansion into new regional markets, emphasis on maintaining and improving efficiencies and cost control discipline, and success at obtaining rate increases as a result of providing a high level of customer service. During this period, our revenue, before fuel surcharge, grew at a 19% compounded annual rate from $207.4 million in 2000 to $411.7 million in 2004, and our net income grew at a 28% compounded annual rate from $17.7 million in 2000 to $47.9 million in 2004.

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

We continue to expand our operating model. We established our refrigerated subsidiary in 2004, and in August, 2005, we expanded the subsidiary with our acquisition of EB. Our refrigerated and dry van subsidiaries are operated as one reportable segment. At September 30, 2005 we ended the quarter with 246 tractors devoted to the refrigerated subsidiary. We established a brokerage subsidiary in July 2005 and are cautiously optimistic that we can achieve meaningful growth in that business. For the quarter ended September 30, 2005, the brokerage subsidiary generated less than $1.0 million in revenue. This brokerage business model, however, differs somewhat from our truckload model because it is non-asset based and generally requires less capital. Although we are optimistic about the prospects for the new subsidiaries, the primary source of our revenue growth remains our ability to open and develop new regional service centers in certain geographic areas and operate them at or near our targeted margins within a relatively short period of time. Our most recent opening was a dry van operations center in Reno, Nevada that commenced operations after the quarter ended September 30, 2005. During the third quarter of 2005, we grew our tractor fleet by 186 tractors, including the EB acquisition. Based on our current expectations concerning the economy, we anticipate adding a total of approximately 100 to 150 new tractors system-wide over the remainder of the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities that meet our financial and operating criteria.

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

Historically, excess capacity in the transportation industry has limited our ability to improve rates. From 1999 into 2003, economic activity in the United States was somewhat sluggish, which limited to some extent our ability to obtain rate increases during that period, but also resulted in decreased truck capacity in relation to demand as many trucking companies failed, contracted, or limited their growth. Beginning in 2003 and throughout 2004, however, the United States economy experienced strong growth, which, together with tighter capacity, contributed to higher freight rates throughout much of the industry, including our 7.6% improvement in average revenue per loaded mile (excluding fuel surcharge) from 2003 to 2004. If the economy continues at the 2004 pace, we expect continued tight capacity, coupled with stronger freight demand, to continue to provide us with better than historical pricing power. In the third quarter of 2005, our average revenue per loaded mile (excluding fuel surcharge) increased by 5.6% over the same quarter in 2004.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended September 30, 2005, our results of operations improved as follows versus the same period in 2004:

•	Revenue, before fuel surcharge, increased 20.1%, to $127.4 million from $106.1 million;

•	Net income increased 23.0%, to $15.5 million from $12.6 million; and

•	Net income per diluted share increased 22.7% to $0.27 from $0.22.

We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 3.4% to $3,159 in the third quarter of 2005 from $3,057 in the third quarter of 2004. This improvement was driven by a 5.5% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.642 from $1.556. This rate improvement was partially offset by a 1.9% decrease in average miles per tractor to 28,308 from 28,834 and a 2.6% increase in our percentage of non-revenue miles to 11.6% for the third quarter of 2005 from 11.4% for the same quarter in the prior year. The decline in miles per tractor was primarily due to the hurricanes in the South this quarter affecting our Gulfport, MS, and Katy, TX operations, along with somewhat softer freight demand at pricing acceptable to us during the 2005 quarter versus the 2004 quarter. The increase in non-revenue miles principally was due to positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of the highest rates.

At September 30, 2005, our balance sheet reflected a combined $26.9 million in cash and short-term investments, no long-term debt, and shareholders’ equity of $333.7 million. For the quarter, we generated $9.0 million in cash flow from operations and used $28.5 million for net capital expenditures, excluding the EB acquisition.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and nine-month periods ended September 30, 2005, and 2004, respectively. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(Total revenue) Three-Month Period Ended September 30,		(Revenue, before fuel surcharge) Three-Month Period Ended September 30,		(Total revenue) Nine-Month Period Ended September 30,		(Revenue, before fuel surcharge) Nine-Month Period Ended September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	28.7	30.2	32.9	32.5	29.3	30.7	33.0	32.7
Fuel	25.3	19.2	14.4 (1)	13.1 (1)	23.1	18.7	13.7 (1)	13.5 (1)
Operations and maintenance	6.2	6.3	7.1	6.8	6.2	6.0	6.9	6.4
Insurance and claims	3.4	4.7	3.9	5.1	4.3	5.1	4.8	5.4
Operating taxes and licenses	2.1	2.2	2.4	2.3	2.2	2.2	2.5	2.4
Communications	0.7	0.8	0.8	0.9	0.7	0.8	0.8	0.9
Depreciation and amortization	9.1	9.2	10.5	9.9	9.6	9.2	10.7	9.8
Lease expense - revenue equipment	0.0	0.6	0.1	0.6	0.0	0.9	0.0	1.0
Purchased transportation	5.9	6.6	6.7	7.1	5.6	6.9	6.2	7.3
(Gain) loss on sales of Equip.	(0.3)	0.0	(0.4)	0.0	(0.4)	0.0	(0.5)	0.0
Miscellaneous operating expenses	1.8	2.0	2.0	2.1	1.8	2.0	2.0	2.0
Total Operating Expenses	82.9	81.8	80.4	80.4	82.4	82.5	80.2	81.4
Income from operations	17.1	18.2	19.6	19.6	17.6	17.5	19.8	18.6
Net interest & other income	0.5	0.1	0.6	0.1	0.3	0.0	0.2	0.1
Income before income taxes	17.6	18.3	20.2	19.7	17.9	17.5	20.0	18.7
Income taxes	7.0	7.3	8.1	7.9	7.2	7.0	8.0	7.5
Net income	10.6	11.0	12.1	11.8	10.7	10.5	12.0	11.2

(1) Net of fuel surcharge.
      There are minor rounding differences in the above table.

    A discussion of our results of operations for the nine and three month periods ended September 30, 2005 and 2004 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2005 to Nine Months and Three Months Ended September 30, 2004

Our total revenue for the nine months ended September 30, 2005 increased 27.5% to $402.2 million from $315.5 million for the same period in 2004. Total revenue included $44.0 million of fuel surcharge revenue in the 2005 period compared to $19.0 million in the 2004 period. Our total revenue for the quarter ended September 30, 2005 increased 28.2% to $146.2 million from $114.1 million for the same quarter in 2004. Total revenue included $18.7 million of fuel surcharge revenue in the 2005 quarter compared to $7.9 million in the 2004 quarter. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased by 20.8% to $358.2 million in the nine months ended September 30, 2005 from $296.5 million for the same period in 2004. Revenue, before fuel surcharge, increased by 20.1% to $127.4 million in the quarter ended September 30, 2005 from $106.1 million in the same quarter in 2004. These increases primarily resulted from the acquisition of EB, along with our expansion into new regions and improving freight demand. Our tractor fleet grew to 3,167 tractors (including 241 owned by independent contractors) as of September 30, 2005, from 2,753 tractors (including 256 owned by independent contractors) as of September 30, 2004, a 15.0% increase. This growth in our fleet was made possible by continued market development of existing operations centers, our EB acquisition and the opening of additional regional dry van operations centers. The growth in our fleet, coupled with a 3.4% increase in average revenue per tractor per week over the 2004 quarter, resulted in the significant period-over-period improvement in revenue.

Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.0% for the nine months ended September 30, 2005 from 32.7% for the same period in 2004. Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.9% for the quarter ended September 30, 2005, compared to 32.5% for the same quarter of 2004. These increases were primarily due to the increases in driver pay rates implemented during the first nine months of 2005, along with the increase in the percentage of our fleet operated by Company drivers. As of September 30, 2005, 92.4% of our fleet was operated by Company drivers, compared to 90.7% as of September 30, 2004. For our employees, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, increased as a percentage of revenue before fuel surcharge, to 13.7% for the nine months ended September 30, 2005 from 13.5% for the same period in 2004, due primarily to significantly higher fuel prices. For the quarter ended September 30, 2005, fuel expense, net of fuel surcharge, increased to 14.4%, compared to 13.1% for the same quarter of 2004. These increases were primarily due to hurricanes Katrina and Rita that disrupted fuel supply and resulted in significantly higher fuel prices. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. Fuel surcharge revenue was $44.0 million for the nine months ended September 30, 2005, compared to $19.0 million for the same period in 2004. For the quarter ended September 30, 2005, fuel surcharge revenue was $18.7 million compared to $7.9 million for the same quarter in 2004. As a percentage of total revenue, including fuel surcharge, gross fuel expense increased to 23.1% for the nine months ended September 30, 2005 from 18.7% for the same period in 2004. For the quarter ended September 30, 2005, gross fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 25.3% from 19.2% for the corresponding quarter in 2004 as a result of a significant increase average in the cost per gallon for fuel from $1.86 to $2.72. We expect that high fuel prices will continue to affect our operating expenses throughout the remainder of 2005.

Operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 6.9% for the nine months ended September 30, 2005, compared to 6.4% for the same period in 2004. For the quarter ended September 30, 2005, operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 7.1% compared to 6.8% for the same quarter in 2004. These increases were primarily due to timing of maintenance and tire replacement activity on our revenue equipment, along with increases in driver hiring costs. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 4.8% for the nine months ended September 30, 2005, compared to 5.4% for the same period in 2004. Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 3.9% for the quarter ended September 30, 2005, compared to 5.1% for the same quarter in 2004. These decreases were primarily a result of better claims experience during the 2005 periods.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, slightly increased to 2.5% for the nine months ended September 30, 2005 from 2.4% for the same period in 2004. For the quarter ended September 30, 2005, this expense increased, as a percentage of revenue before fuel surcharge, to 2.4% from 2.3% for the same quarter of 2004. These slight increases resulted primarily from the growth of our Company fleet, which was mostly offset by improvements in average revenue per tractor per week in the 2005 periods described above, which more efficiently covered this largely fixed cost.

Communications expenses as a percentage of revenue, before fuel surcharge, slightly decreased to 0.8% for the nine months ended September 30, 2005 from 0.9% for the same period in 2004.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.7% for the nine months ended September 30, 2005 from 9.8% for the same period in 2004. Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.5% for the quarter ended September 30, 2005 from 9.9% for the same quarter in 2004. These increases were primarily related to an increase in the percentage of our Company fleet comprised of purchased vehicles. At September 30, 2005, 99% of our Company fleet was comprised of purchased vehicles, compared to 96% at September 30, 2004. Our Company fleet includes purchased vehicles and vehicles held under operating leases, while our total fleet includes vehicles in our Company fleet as well as vehicles provided by independent contractors.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 0.0% for the nine months ended September 30, 2005, compared to 1.0% for the same period in 2004. Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to 0.1% for the quarter ended September 30, 2005, compared to 0.6% for the same quarter in 2004. During the quarter ended September 30, 2005, we acquired EB, which had 28 tractors under operating leases.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 6.2% for the nine months ended September 30, 2005 compared to 7.3% for the same period in 2004. Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 6.7% for the quarter ended September 30, 2005, compared to 7.1% for the same quarter in 2004. These decreases were primarily the result of the improvements in revenue per mile during the 2005 periods described above, along with the decrease in the percentage of our total fleet comprised of independent contractors. As of September 30, 2005, 7.6% of our fleet was operated by independent contractors, compared to 9.3% at September 30, 2004. Purchased transportation represents the amount independent contractors are paid to haul freight for us on a mutually agreed upon per-mile basis.

Gain on sales of equipment as a percentage of revenue, before fuel surcharge, increased to 0.5% and 0.4% for the quarter and nine months ended September 30, 2005, respectively, compared to zero for the same periods in 2004. These increases were due to the revenue equipment primarily being sold to independent parties during the 2005 periods.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.0% for the nine months ended September 30, 2005 from 2.1% for the same period in 2004. Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.0% from 2.1% for the quarters ended September 30, 2005 and 2004. These decreases were primarily due to the improvements in average revenue per tractor per week in the 2005 periods described above.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 80.2% for the nine months ended September 30, 2005, compared to 81.4% for same period in 2004. For the quarters ended September 30, 2005 and 2004, our operating ratio remained constant at 80.4%.

We generated net interest and other income of less than 1.0% of revenue, before fuel surcharge, for the quarters and nine months ended September 30, 2005 and 2004. We had no outstanding debt at September 30, 2005 or 2004. Included in other income is the gain on the sale of our investment in Concentrek, Inc., as noted above.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2005 and 2004. As a percentage of revenue, before fuel surcharge, income tax expense increased to 8.0% for the nine months ended September 30, 2005, from 7.5% for the same period in 2004. For the quarter ended September 30, 2005, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 8.1% from 7.9% for the same quarter in 2004. These increases were primarily due to the increases in our taxable income for reporting purposes.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 12.0% for the nine months ended September 30, 2005, compared to 11.2% for the same period in 2004. For the quarter ended September 30, 2005, our net income, as a percentage of revenue before fuel surcharge, was 12.1% compared to 11.8% in the same quarter in 2004.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity has been funds provided by operations.

Net cash provided by operating activities was approximately $62.3 million for the nine months ended September 30, 2005, compared to $74.7 million for the same period in 2004. The decrease for the 2005 period was primarily the result of an increase in payments made for corporate income taxes, along with an increase of approximately $18.6 million in the amount of short-term investments classified as trading securities at September 30, 2005. As mentioned above in Note 1, the Company has determined that investments in auction- rate securities should be classified as short-term investments. Previously such investments had been classified as cash equivalents. The Company’s cash and cash equivalents, and short-term investments, are all comprised of highly liquid instruments with cash available for current operations.

Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $66.1 million for the nine months ended September 30, 2005, excluding the $8.9 million of equipment acquired with the EB acquisition in August 2005, compared to $92.7 million for the same period in 2004. We currently anticipate capital expenditures, net of equipment sales, of approximately $28.0 million for the remainder of 2005. We expect these capital expenditures will be applied primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $7.4 million for the nine months ended September 30, 2005, compared to net cash provided by financing of approximately $1.1 million for same period in 2004. The primary reason for the cash used in financing for the 2005 period was for the payment of debt acquired with the EB acquisition, net of proceeds from stock option exercises. The net cash provided by financing in the 2004 period was a result of the net proceeds from stock option exercises. During the third quarter of 2005, we declared a dividend of $.02 per share on our common stock.

At September 30, 2005, we did not have any borrowings outstanding. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At September 30, 2005, the line of credit consisted solely of issued but unused letters of credit totaling $14.0 million. We believe any necessary increase in our line of credit to provide for a revolving line or credit or term loans could be accomplished quickly as needed. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at September 30, 2005.

As of September 30, 2005, we held $26.9 million in cash and short term investments. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as capital expenditures during such period, with cash balances, cash flows from operations, and borrowings and operating lease financing believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At September 30, 2005, we had 28 tractors held under operating leases, compared to 97 tractors held under operating leases at September 30, 2004. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles were reflected in our income statements in the line item “lease expense - revenue equipment.” Our rental expense related to operating leases was $67,000 for the nine months ended September 30, 2005, compared to $2.9 million for the same period of 2004.

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

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from five to thirty years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise. We do not conduct “fair value” assessments of our capital assets in the ordinary course of business and, unless a triggering event under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” occurs, we do not expect to do so in the future.

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

In addition to our regional facilities in Phoenix, Arizona, we have established regional operations centers throughout the United States in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations throughout the United States slow or stagnate, the results of our operations could be adversely affected. We may encounter operating conditions in these new markets that differ substantially from those previously experienced in our western United States markets. There can be no assurance that our regional operating strategy can continue to be successfully duplicated in other areas of the United States or that it will not take longer than expected or require a more substantial financial commitment than anticipated. In addition, we have recently commenced operations of refrigerated and brokerage subsidiaries as part of our growth strategy and are subject to the risks inherent in entering a new line of business, including but not limited to: unfamiliarity with pricing, service, and operational issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

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

Inflation. We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, market and climatic factors that are generally outside our control. Political events in the Middle East, Venezuela and elsewhere and hurricanes, and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations, our results of operations may be adversely affected.

Driver Recruiting and Retention.  Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, increased in 2004 and has remained very strong during 2005. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

Government Regulations. The Department of Transportation adopted revised hours-of-service regulations for drivers on August 25, 2005 that became effective on October 1, 2005. The revised regulations could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist us in managing the drivers’ non-driving activities, such as loading, unloading, and waiting. If these changes reduce our miles per truck or increase our costs and these effects are not offset by higher rates or the collection of detention or other charges, our operating results could be materially and adversely affected.

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

 For other risks and uncertainties that might affect our future operations, please review Part II of our Annual Report on Form 10-K - “Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results.”

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At September 30, 2005, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the quarter ended September 30, 2005, fuel expense, net of fuel surcharge, represented 17.9% of our total operating expenses, net of fuel surcharge, compared to 16.3% for the same quarter in 2004.

We are party to a contract relating to the price of heating oil on the New York Mercantile Exchange (“NYMX”) that we entered into in February 2002 in connection with volume diesel fuel purchases. If the price of heating oil on the NYMX were to fall below $0.58 per gallon we may be required to pay the difference between $0.58 and the index price for 750,000 gallons per month for the remaining three months of 2005. At October 7, 2005, the price of heating oil on the NYMX was $1.96 for November 2005 contracts. For each $0.05 per gallon the price of heating oil would fall below $0.58 per gallon during the relevant periods, our potential loss on the hedging contracts would be approximately $0.1 million.

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

Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Not Applicable

Item 3.  Defaults Upon Senior Securities

               Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.  Other Information

               Not Applicable

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.1 to the Company’s report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)

	(3.2.1)	First Amendment to Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

Exhibit 10		Material Contracts

	(10.11)	Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005.

Exhibit 11		Schedule of Computation of Net Income Per Share (Incorporated by reference from Note 3, Net Income Per Share, in the Notes To Consolidated Financial Statements contained in this Report on Form 10-Q.)

Exhibit 31		Section 302 Certifications

	(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer

	(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer

Exhibit 32		Section 906 Certifications

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company’s Chief Executive Officer

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.
Date: November 8, 2005	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 8, 2005	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant