Form 10-K
period 2005-12-31
KNIGHT TRANSPORTATION INC
filed 2006-03-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [   ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Act).
[X] Yes [   ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes [X]No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, was approximately $930 million (based upon $16.22 per share closing price on that date as reported by the New York Stock Exchange, adjusted to give effect to the registrant’s 3-for-2 stock split, effected in the form of a 50% stock dividend, on December 23, 2005). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 85,793,935.

Materials from the registrant’s Notice and Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on May 24, 2006 have been incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.      Business

Except for certain historical information contained herein, this Annual Report contains forward-looking statements that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled "Item 1A, Risk Factors," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

References in this Annual Report to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General

Our Company headquarters is located in Phoenix, Arizona and the transportation services we provide are primarily dry van truckload carrier services. In addition we also began providing temperature controlled truckload carrier services in 2004, and brokerage services during 2005. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for shippers throughout the United States. We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul. At year-end 2005 we operated 20 regional dry van service centers, two regional temperature controlled service centers, and two brokerage service centers. The addition of our brokerage services in 2005 enables us to expand our customer service offerings by providing non-asset-based capability to manage our customers' freight when the shipments do not fit our asset-based model. Our stock has been publicly traded since October 1994. Over the past five years we have achieved substantial growth from $241.7 million in revenue, before fuel surcharge, and $19.0 million in net income in 2001 to $499.0 million in revenue, before fuel surcharge, and $61.7 million in net income in 2005. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. Additional information regarding our revenues, assets, and profits are filed as part of this report on Form 10-K at pages F-1 through F-20, below.

While we have many service centers, we have determined that we have only one reportable segment. All of the centers are managed based on regions in the United States in which we operate. Each of these service centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each service center exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, we have determined that it is appropriate to aggregate our service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we have not presented separate financial information for each of our service centers. Furthermore, we have not presented separate financial information for our recently initiated brokerage subsidiary, although it qualifies as a segment, because its results of operations are relatively immaterial. For the year ended December 31, 2005, total revenue, net income, and assets of the brokerage subsidiary accounted for less than half of one percent of our consolidated totals.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable traffic lanes in select geographic regions, and attempt to develop and expand our customer base around each of our regional service centers. This operating strategy allows us to take advantage of the large amount of freight traffic transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, short-to-medium lengths of haul provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner where it assists us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Regional Operations. We presently have 21 regional dry van service centers. During 2005, we established regional dry van service centers in Chicago, El Paso, and Reno. We also have three regional temperature controlled service centers, which are operated from our facilities located in Phoenix, Arizona; Idaho Falls, Idaho; and Green Bay, Wisconsin. Our brokerage service centers, which began operating during 2005, are located in Phoenix, Arizona; Idaho Falls, Idaho; and Kansas City, Kansas. In early 2006, we established a regional dry van service center in Seattle, Washington; a temperature controlled service center in Green Bay, Wisconsin; and a brokerage service center located in Kansas City, Kansas. We concentrate our asset-based freight operations in an approximately 750-mile radius of our terminals, with an average length of haul in 2005 of approximately 580 miles. We believe that regional operations offer several advantages, including:

•	obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;
•	achieving higher revenue per mile by focusing on high-density traffic lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity;
•	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently; and
•	enhancing our ability to provide a high level of service to our customers.

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

Customer Service. We offer a high level of service to customers in lanes and regions that complement our other operations, and we seek to establish ourselves as a preferred provider for many of our customers. For our asset-based services we concentrate revenue equipment close to customers in high-density lanes and regions where we can provide shippers with a consistent supply of capacity and match our equipment to customer needs. Our services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. Brokerage services are tailored to meet our customers’ needs. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, and to provide our customers with freight visibility. We have installed Qualcomm’s satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional terminals. Most of our trailers are equipped with Terion trailer-tracking technology that allows us to manage our trailers more effectively, reduce the number of trailers per tractor in our fleet, enhance revenue through detention fees, and minimize cargo loss. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and reduce our costs.

Growth Strategy

We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional service centers create significant opportunities for us to grow. We intend to take advantage of these growth opportunities by focusing on four key areas:

Opening new regions and expanding existing regional services centers. Over the past several years, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening additional regional service centers, while expanding our existing regional service centers. To take advantage of these opportunities, we are developing relationships with existing and new customers in regions that we believe will permit us to develop transportation lanes that allow us to achieve high equipment utilization and result in operating efficiency.

Strengthening our customer and preferred provider relationships. We market our services to both existing and new customers in traffic lanes that complement our existing operations and will support high equipment utilization. We seek customers who will diversify our freight base; and our marketing targets include financially stable shippers for whom we are not currently providing services. We also offer a high level of service to customers who use us as a preferred provider.

Opportunities to make selected acquisitions. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired three short-to-medium haul truckload carriers: Idaho Falls-based Edwards Bros., Inc., acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. We continue to evaluate and consider acquisition opportunities that meet our financial and operating criteria.

Diversifying our service offerings. Since the Company began operations in 1990, we have primarily focused on the dry van transportation market. Beginning in 2004 we expanded our service offering to include the refrigerated transportation market. In 2005, we expanded into yet another market when we began offering brokerage services. We continue to evaluate opportunities to create synergies through other transportation related businesses.

Marketing and Customers

Our sales and marketing functions are led by members of our senior management team, who are assisted by other sales professionals. Our sales team emphasizes our high level of service and ability to accommodate a variety of customer needs. Our marketing efforts are designed to match the shipping needs of our current and potential customers with our capacity in markets throughout the country.

We have a diversified customer base. For the year ended December 31, 2005, our top 25 customers represented 43% of revenue; our top 10 customers represented 25% of revenue; and our top 5 customers represented 16% of revenue. No single customer represented more than 10% of revenue in 2005. Most of our truckload carriage contracts are cancelable on 30 days notice.

We seek to offer the service, value, and flexibility of a local provider, while possessing the capacity, strength, and dependability of a large carrier. Our objective is to develop and service specified traffic lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable traffic flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We try to obtain a competitive advantage by providing high quality services and consistent capacity to customers. To be responsive to customers’ and drivers’ needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

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

Each of our regional service centers is linked to our Phoenix headquarters by an IBM AS/400 computer system. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment and shipment status and specific customer requirements, and also permit us to respond promptly and accurately to customer requests. The system also assists us in matching available equipment with loads. We also provide electronic data interchange ("EDI") services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2005, we employed 3,531 persons. None of our employees is subject to a union contract. It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance. The recruitment, training, and retention of qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. Drivers are selected in accordance with specific, objective guidelines relating primarily to safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.

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

Our drivers generally are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. During 2005, we increased our driver compensation rates approximately three cents per mile. Drivers and other employees are invited to participate in our 401(k) program and in Company-sponsored health, life, and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. As of December 31, 2005, a total of 1,094 of our current drivers and other employees had participated in and received option grants under our current and former stock option plans.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2005, we had agreements covering 237 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to transport, load, and unload goods we haul. During 2005, we increased our contracted rates approximately three cents per mile for these independent contractors. Competition for independent contractors among transportation companies is strong. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. The Company incurs no liability to independent contractors unless services are provided. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services, for a charge, for our independent contractors who desire such services. In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor’s revenue equipment. As of December 31, 2005, we had outstanding loans of $584,388 (net of allowance for doubtful accounts of $49,084) to independent contractors.

Revenue Equipment

As of December 31, 2005, we operated 3,034 Company tractors with an average age of 1.9 years. We also had under contract 237 tractors owned and operated by independent contractors. Our trailer fleet consisted of 7,885, 53-foot long, high cube trailers, including 392 refrigerated trailers, with an average age of 4.3 years.

Growth of our tractor and trailer fleets is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

Our fleet configuration allows us to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. We attempt to maintain a trailer to tractor ratio of approximately 2.5 to 1, which we believe promotes efficiency and allows us to serve a large variety of customers’ needs without significantly changing or modifying equipment.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. Standardization of our fleet allows us to operate with a smaller spare parts inventory and simplifies driver training and equipment maintenance. We adhere to a comprehensive maintenance program that minimizes downtime and optimizes the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Our current policy is to replace most of our tractors within 36 to 42 months after purchase and to replace our trailers over a six to ten year period. We believe this replacement policy enhances our ability to attract drivers, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, and difficult market conditions faced by tractor manufacturers, may result in price increases that would cause us to retain our equipment for a longer period, which may result in increased operating expenses.

In 2002, the Environmental Protection Agency (the " EPA") implemented regulations limiting exhaust emissions. These regulations become progressively more restrictive in 2007 and 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices and further increases may result in connection with the implementation of the 2007 and 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. In addition to increases in equipment costs, the engines manufactured after October 2002 generally produce lower fuel mileage and require additional maintenance compared with earlier models and compliance with the new standards could result in further declines in fuel economy. If we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

We have Qualcomm’s satellite-based mobile communication and position-tracking system in substantially all of our tractors and we have Terion’s trailer-tracking system in a significant number of our trailers. We believe that this technology has helped to generate operating efficiencies and allowed us to improve fleet control while maintaining a high level of customer service.

Safety and Risk Management

We are committed to ensuring the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through Company media and safety review sessions. We also regularly conduct safety training meetings for our drivers, independent contractors, and non-driving personnel. Our Company dedicates personnel and resources to ensure safe operation and regulatory compliance. We employ safety personnel at every operating location who are responsible for administering the Company’s safety programs. We employ technology to assist us in managing risks associated with our business. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Vice President of Safety is involved in the review of all accidents.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers’ licenses pursuant to regulations promulgated by the DOT. The DOT also requires that we implement a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. As a result, we require our drivers to have a "hazardous materials endorsement" ("HME") on their commercial drivers license. We also monitor our driver’s compliance with the Department of Homeland Security’s new "Security Threat Assessment" regulation, which took effect in 2005, when applying for or renewing an HME.

Within our Company, our President, Chief Financial Officer, and Vice President of Safety are responsible for securing appropriate insurance coverage at competitive rates. The primary claims arising in our business consist of cargo loss and physical damage and auto liability (personal injury and property damage). For 2005 we were self-insured for these claims, including general liability claims, with a maximum limit of $1.5 million per occurrence, and we were self-insured for workers’ compensation up to a maximum limit of $500,000 per occurrence. The same self-insurance retentions were secured in early 2006 effective until February 1, 2007.

Our insurance policies for 2005 provided for excess liability coverage up to a total of $50.0 million per occurrence. We also maintain primary and excess coverage for employee medical expenses, hospitalization, and damage to physical properties. The Company’s self retention level for employee medical health was $150,000 per claimant in 2005 and was raised to $200,000 per claimant for 2006. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

Competition

The trucking industry is highly competitive and fragmented. We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers, and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by us is based on freight rates, service, efficiency, size, and technology. We also compete with other motor carriers for the services of drivers, independent contractors and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers’ needs. In addressing our markets, we believe that our principal competitive strength is our ability to provide timely, flexible and cost-efficient service to shippers.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry over time. As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to increase profit margins and gain market share. In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, who are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

Over the past two years our industry has enjoyed an improved pricing environment compared with our historical experience. We believe that stronger freight demand and industry-wide capacity constraints caused by a shortage of truck drivers and a lack of capital investment in additional revenue equipment by many carriers contributed to the pricing environment. In addition, many shippers have recognized that the costs of operating in our industry have increased significantly, particularly in the areas of driver compensation, revenue equipment, fuel, and insurance and claims. The pricing environment may not remain favorable, and we may not continue to capitalize on any increases in pricing.

Regulation

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that import inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so we can achieve environmental compliance and avoid environmental risk. Our facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments. If we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations limiting exhaust emissions became effective in 2002 and become progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. Substantially all of our tractors are equipped with these engines. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern, with lower revenue and higher operating expenses being common in the winter months. Because we have historically operated in the western and southern United States, winter weather has not adversely affected our overall business in a material way. However, continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in other regions, which variance could have a materially adverse effect on our operations.

Acquisitions, Investments, and Dispositions

On August 12, 2005, we acquired 100% of the stock of Edwards Bros., Inc., an Idaho based temperature controlled truckload carrier. The acquisition included 140 tractors and 224 trailers. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board Statement Number 141 (SFAS No.141), "Business Combinations". Goodwill has been recorded on the balance sheet for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in our results of operations since the acquisition date. The pro forma effect of the acquisition on our results of operations is immaterial. In addition to the purchase price, the purchase agreement sets forth certain conditions upon which an earn-out adjustment to the purchase price may be needed. Any adjustment for this potential earn-out is not expected to be material.

We periodically examine investment opportunities in areas related to the transportation industry. Our investment strategy is to add to shareholder value by investing in industry related businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), which makes privately negotiated equity investments. We are committed to pledge $5 million out of a portfolio total of approximately $260 million, for about 1.9% ownership. At inception, the initial determination was that TRP did not constitute a variable interest entity. In 2004, we contributed $850,000 of working capital to TRP. In 2005, we contributed an additional $1,495,893, with a cumulative contribution of $2,345,893 as of December 31, 2005.  We had an approximate $2.7 million outstanding commitment to TRP as of December 31, 2005. An additional contribution of $805,725 was made in January 2006.

In September 2005, we sold 100% of our investment interest in Concentrek, Inc. ("Concentrek"), which is a logistics company based in Jenison, Michigan. We owned a 17% interest in Concentrek. We received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000.

Other Information

We were incorporated in 1989 and our headquarters are located at 5601 West Buckeye Road, Phoenix, Arizona 85043. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") can be obtained free of charge by visiting our website at www.knighttrans.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. You may also visit the SEC's website at www.sec.gov. This site contains reports, proxy and information statements, and other information regarding our Company and other companies that file electronically with the SEC.

Item 1A.      Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers’ business cycles. Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

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

If the growth in our regional operations slows or stagnates, if we are unable to commit sufficient resources to our regional operations, or if we were to expand into a market with insufficient economic activity or human resources, our results of operations could be adversely affected.

In addition to our regional service centers in Phoenix, Arizona, we have established dry van regional service centers throughout the United States in order to serve markets in these regions. These regional operations require the commitment of additional revenue equipment and personnel, as well as management resources, for future development. Should the growth in our regional operations slow or stagnate, the results of our operations could be adversely affected. As we continue to expand, we also may find the number of large cities that can support a service center may diminish and we may expand into smaller cities where there is less economic activity and room for growth and fewer driver and non-driver personnel to support the service center. We may encounter operating conditions in these new markets that differ substantially from those previously experienced. There can be no assurance that our regional operating strategy can be duplicated successfully in the other areas of the United States, or perhaps outside the United States, or that it will not take longer than expected or require a more substantial financial commitment than anticipated. In addition, we have recently commenced operation of temperature controlled and brokerage services as part of our growth strategy and are subject to the risks inherent in entering new lines of business, including but not limited to: unfamiliarity with pricing, service, operational, and liability issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized refrigerated equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, or if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

We have trade-in and/or repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements that reflect the terms we expect, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere and hurricanes, and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability. Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. In addition, competition for drivers, which is always intense, continues to increase. If a shortage of drivers should continue, or if we were unable to continue to attract and contract with independent contractors, we could be forced to limit our growth, experience an increase in the number of our tractors without drivers, which would lower our profitability, or be required to further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration Act, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our terminal facilities are located adjacent to environmental "superfund" sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our facilities.

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

Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002, and are expected to become effective in 2007 which are discussed above under "Risk Factors - Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected. Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

As we expand into new regions, we may experience greater operating variances due to the seasonal pattern of the transportation industry, which may have a materially adverse effect on our operations.

Results of operations in the transportation industry frequently show a seasonal pattern, with lower revenue and higher operating expenses being common in the winter months. Because we have historically operated in the western and southern United States, winter weather has not adversely affected our overall business in a material way. However, continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in other regions, which variance could have a materially adverse effect on our operations.

If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of the following key employees: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Timothy M. Kohl, our President and Secretary; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Executive Vice President; Casey Comen, our Executive Vice President of Sales; Erick Kutter, our President of Knight Refrigerated, LLC; and David Jackson, our Chief Financial Officer. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability. We must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2005, our top 25 customers, based on revenue, accounted for approximately 43% of our revenue; our top 10 customers, approximately 25% of our revenue; and our top 5 customers, approximately 16% of our revenue. Generally, we do not have long term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partner ("TRP") is not successful, we may be forced to further write off part or all of our investment which could have a materially adverse effect on our operating results.

We have invested in TRP, a company that makes privately negotiated equity investments. We have recorded a write-off of a portion of our investment due to portfolio losses. If TRP’s financial position continues to decline, we could be forced to further write down all or part of our investment which could have a materially adverse effect on our operating results.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at our regional facilities. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In 2005, in an attempt to reduce the risk of disruption to our business operations should a disaster occur, we purchased redundant computer systems and networks and deployed the backup systems to a back-up facility. However, that facility may be subject to the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.

Item 2.      Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres. The following table provides information regarding the Company’s facilities and/or offices:

Company Location	Office	Shop	Fuel	Owned or Leased	Acres
Phoenix, Arizona	Yes	Yes	Yes	Owned	75
Tulare, California	Yes	Yes	No	Owned	23
Salt Lake City, Utah	Yes	Yes	No	Owned	15
Portland, Oregon	Yes	Yes	Yes	Owned	7
Denver, Colorado	Yes	No	No	Leased	3
Kansas City, Kansas	Yes	Yes	Yes	Owned	15
Katy, Texas	Yes	Yes	Yes	Owned	12
Indianapolis, Indiana	Yes	Yes	Yes	Owned	9
Charlotte, North Carolina	Yes	Yes	Yes	Owned	21
Gulfport, Mississippi	Yes	Yes	Yes	Owned	8
Memphis, Tennessee	Yes	Yes	Yes	Owned	18
Atlanta, Georgia	Yes	Yes	No	Leased	7
Las Vegas, Nevada	Yes	No	No	Leased	2
Carlisle, Pennsylvania	Yes	No	No	Leased	5
Lakeland, Florida	Yes	No	No	Leased	2
Chicago, Illinois	Yes	No	No	Leased	2
El Paso, TX	Yes	No	No	Leased	8
Idaho Falls, ID	Yes	Yes	Yes	Leased	6
Reno, NV	Yes	No	No	Leased	1

After the year ended December 31, 2005, we leased additional facilities in Seattle, Washington and Green Bay, Wisconsin. In addition, we lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these facilities is readily obtainable, if necessary. We lease excess trailer drop space at several of our facilities to other carriers.

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

Item 4.      Submission of Matters to a Vote of Security Holders

A Special Meeting of the Shareholders of the Company (the "Special Meeting") was held on Wednesday, December 21, 2005 at which the holders of 43,344,639 shares of common stock of the Company, or 75.92%, were present in person or by proxy, constituting a quorum. The proposal to approve the Company's 2005 Executive Cash Bonus Plan (the "Cash Bonus Plan") and the proposal to amend the Company's 2003 Stock Option Plan (the "Amended 2003 Plan") were both approved at the Special Meeting, with each proposal receiving more than 98% of the votes.

The proposal to approve the Cash Bonus Plan received the following votes:

For	42,640,576	98.38%
Against	614,015	1.42%
Abstain	89,958.21%

The proposal to approve the Amended 2003 Plan received the following votes:

For	42,786,605	98.71%
Against	468,698	1.08%
Abstain	89,336.21%

A description of each of the proposals follows.

The Cash Bonus Plan

On August 19, 2005, the Compensation Committee of our Board of Directors, composed entirely of outside directors as required by Section 162(m) of the Code, adopted the Cash Bonus Plan. The Cash Bonus Plan provides annual incentives to certain senior executive officers in a manner designed to reinforce our performance goals; to link a significant portion of participants' compensation to the achievement of such goals; and to continue to attract, motivate, and retain key executives on a competitive basis, while seeking to preserve for the benefit of the Company, to the extent practicable, the associated federal income tax deduction for payments of qualified "performance-based" compensation for years after 2005.

The Amended 2003 Plan

On August 19, 2005, the Compensation Committee of our Board of Directors adopted the Amended 2003 Plan, subject to the approval by our shareholders. The Amended 2003 Plan establishes a limit on the number of shares with respect to which options may be granted to any one plan participant during a calendar year, which allowed us to give Kevin Knight, our Chief Executive Officer, a one-time grant of an option to purchase 500,000 shares of our common stock. The one-time option grant was made in recognition of Mr. Knight's past services and reflected the Compensation Committee's determination that Mr. Knight's compensation package in the past had been lower than was warranted by our financial performance, trucking industry practices, and the practices followed by growth companies in other industries. The Amended 2003 Plan also is intended to ensure compliance with the requirements of Section 162(m) of the Code. Compliance with Section 162(m) enables us to deduct compensation associated with awards under the plan which qualifies as "performance-based" for purposes of Section 162(m) of the Code.

PART II

Item 5.      Market for Company’s Common Equity and Related Shareholder Matters

Our common stock is traded under the symbol KNX on The New York Stock Exchange ("NYSE"). Prior to December 30, 2004, our common stock was traded under the symbol KNGT on The NASDAQ Stock Market - National Market System ("NASDAQ-NMS"). The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE, adjusted to reflect 3-for-2 stock splits, effected in the form of a 50% stock dividend, on December 23, 2005 and July 20, 2004.

	High	Low
2004
First Quarter	$12.28	$9.90
Second Quarter	$12.78	$10.12
Third Quarter	$14.66	$11.95
Fourth Quarter	$17.19	$14.21
2005
First Quarter	$19.05	$14.63
Second Quarter	$17.17	$13.83
Third Quarter	$17.59	$14.67
Fourth Quarter	$22.51	$15.47

As of February 2, 2006, we had 69 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Starting in December 2004, and in each consecutive quarter since, we have paid a cash dividend of $.02 per share on our common stock, including our most recent dividend, which was declared in December 2005 and paid in the first quarter of 2006. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.      Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2005, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,

	2005		2004	2003	2002	2001
	(Dollar amounts in thousands, except per share amounts and operating data)
Statements of Income Data:
Revenue, before fuel surcharge	$498,996		$411,717	$326,856	$279,360	$241,679
Fuel surcharge	67,817		30,571	13,213	6,430	9,139
Total revenue	566,813		442,288	340,069	285,790	250,818
Operating expenses	465,118		362,926	280,620	238,296	211,266
Income from operations	101,695		79,362	59,449	47,494	39,552
Other income (expense)	1,019	(7)	398	(651)	(149)	(7,485)	(2)
Income before income taxes	102,714		79,760	58,798	47,345	32,067	(2)
Net income	61,714		47,860	35,458	27,935	19,017	(2)
Diluted earnings per share (1)	.71		.55	.41	.33	.23	(2)
Balance Sheet Data (at End of Period):
Working capital	$66,129		$63,327	$69,916	$64,255	$51,749
Total assets	483,827		402,867	321,226	284,844	241,114
Long-term obligations, net of current maturities	-0-		-0-	-0-	12,200	2,715
Cash dividend per share on common stock	.08		.02	- 0-	-0-	-0-
Shareholders’ equity	352,928		291,017	239,923	199,657	167,696
Operating Data (Unaudited):
Operating ratio (3)	82.1%		82.1%	82.5%	83.4%	84.2%
Operating ratio, excluding fuel surcharge (4)	79.6%		80.7%	81.8%	83.0%	83.6%
Average freight revenue per total mile (5)	$1.46		$1.37	$1.28	$1.24	$1.23
Average length of haul (miles)	580		556	532	543	527
Empty mile factor	11.7%		11.5%	10.8%	10.7%	10.9%
Tractors operated at end of period (6)	3,271		2,818	2,418	2,125	1,897
Trailers operated at end of period	7,885		7,126	6,212	5,441	4,898

(1)	Diluted earnings per share for 2004, 2003, 2002, and 2001 have been restated to reflect 3-for-2 stock splits on December 23, 2005; July 20, 2004; December 28, 2001; and June 1, 2001, as applicable.
(2)	Includes a pre-tax, non-cash write-off of $5.7 million in 2001 relating to an investment in Terion, Inc.
(3)	Operating expenses as a percentage of total revenue.
(4)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(5)	Average freight revenue per mile based upon total revenue, exclusive of fuel surcharge.
(6)
Includes: (a) 237 independent contract operated vehicles at December 31, 2005; (b) 244 independent contract operated vehicles at December 31, 2004; (c) 253 independent contract operated vehicles at December 31, 2003; (d) 209 independent contractor operated vehicles at December 31, 2002; and (e) 200 independent contractor operated vehicles at December 31, 2001.

(7)	Other income (expense) for 2005 includes the following: (a) $658 interest income; (b) $591 gain from sale of Concentrek; and (c) $230 impairment loss from TRP Investment.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled "Item 1A, Risk Factors," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

Introduction

Business Overview

We are primarily a truckload carrier based in Phoenix, Arizona. We transport general commodities for shippers throughout the United States, generally focusing our operations on a short-to-medium length of haul. We provide regional truckload carrier services from our regional dry van service centers, and from our temperature controlled service centers. During 2005 we began providing brokerage services. The results of the brokerage activities were relatively immaterial for 2005 and therefore a detailed discussion of the financial results of these operations will not be separately presented. At December 31, 2005, we operated 20 dry van service centers, two temperature controlled service centers, and two brokerage service centers. In early 2006, we added three new service centers. We presently have 21 dry van service centers, three temperature controlled service centers, and three brokerage service centers. Over the past five years we have achieved substantial revenue and income growth. During this period, our revenue, before fuel surcharge, grew at a 20% compounded annual rate from $241.7 million in 2001 to $499.0 million in 2005, and our net income grew at a 34% compounded annual rate from $19.0 million in 2001 to $61.7 million in 2005.

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

•
Providing a High Level of Customer Service. We seek to compete on the basis of service, in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

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

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. During 2005, we established regional dry van service centers in Chicago, Illinois; El Paso, Texas; and Reno, Nevada. Our temperature controlled service centers were increased by the acquisition in 2005 of Edwards Bros., Inc., in Idaho Falls, Idaho. We also established brokerage service centers in Idaho Falls, Idaho and Phoenix, Arizona, during 2005. Based on our current expectations concerning the economy, we anticipate opening six or seven additional regional service centers in 2006 and adding approximately 500 new tractors system-wide during the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities, and we will continue to consider acquisitions that meet our financial and operating criteria.

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

Historically, excess capacity in the transportation industry had limited our ability to improve rates. However, beginning in 2003 continuing through 2005, the United States economy experienced growth, which, together with tighter capacity, contributed to higher freight rates throughout much of the industry, including a 7.0% improvement in our average revenue per loaded mile (excluding fuel surcharge) from 2004 to 2005.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). We view any operating ratio, whether for the Company or any service center, in excess of 85% as unacceptable performance in the current environment.

Recent Results of Operations and Year-End Financial Condition

For the year ended December 31, 2005, our results of operations improved as follows versus the 2004 fiscal year:

•	Revenue, before fuel surcharge, increased 21%, to $499.0 million from $411.7 million;
•	Net income increased 29%, to $61.7 million from $47.9 million; and
•	Net income per diluted share increased to $0.71 from $0.55.

We believe the improvements in our profitability are attributable primarily to higher average revenue per tractor per week (excluding fuel surcharge), our main measure of asset productivity, which increased 3.6%, to $3,156 in 2005 from $3,045 in 2004. This improvement was driven by a 7.0% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.654 from $1.546, offset by a 2.1% decrease in average miles per tractor to 112,382 from 114,829. We were able to increase our average revenue per loaded mile due to strong freight demand and a solid rate environment in 2005 brought on by growth in the U.S. economy and a favorable relationship between demand and trucking capacity. We also experienced a slight increase in the percentage of non-revenue miles, to 11.7% in 2005 from 11.5% in 2004, mainly due to the positioning of our revenue equipment in areas which allowed us to capitalize on the most favorable freight in terms of higher rates.

During 2005, we grew our fleet by adding 453 new tractors, and we periodically experienced temporary challenges attracting a sufficient number of drivers to optimize utilization of our expanding tractor fleet. In response to this challenge, we placed additional emphasis on our driver recruiting and retention efforts. This emphasis on recruiting and retention, combined with increases in driver compensation in 2005 totaling three cents per mile have resulted in nearly all of our trucks being fully seated at year end 2005.

At December 31, 2005 our balance sheet reflected $18.8 million in cash and cash equivalents, $2.3 million in short term investments, no debt, and shareholders’ equity of $352.9 million. For the year, we generated $107.8 million in cash flow from operations and used $103.6 million for net capital expenditures.

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. We have 28 tractors under operating leases at December 31, 2005. Future operating lease commitments as of December 31, 2005 was $1.6 million.

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

	2005	2004	2003		2005	2004	2003

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue				Revenue, before fuel surcharge
Operating expenses:				Operating expenses:
Salaries, wages and benefits	28.7	30.3	30.8	Salaries, wages and benefits	32.6	32.5	32.0
Fuel (1)	23.6	19.2	16.6	Fuel (1)	13.2	13.2	13.3
Operations and maintenance	6.1	6.0	6.0	Operations and maintenance	6.9	6.4	6.2
Insurance and claims	4.4	5.0	4.9	Insurance and claims	5.0	5.4	5.1
Operating taxes and licenses	2.2	2.2	2.7	Operating taxes and licenses	2.5	2.4	2.8
Communications	0.8	0.8	0.9	Communications	0.9	0.9	0.9
Depreciation and amortization	9.3	9.2	8.8	Depreciation and amortization	10.5	9.9	9.2
Lease expense - revenue equipment	0.0	0.7	2.3	Lease expense - revenue equipment	0.0	0.7	2.4
Purchased transportation	5.6	6.6	7.4	Purchased transportation	6.4	7.1	7.7
(Gain) Loss on Sale of Equipment	(0.5)	0.0	0.0	(Gain) Loss on Sale of Equipment	(0.6)	0.0	0.0
Miscellaneous operating expenses	1.9	2.1	2.1	Miscellaneous operating expenses	2.2	2.2	2.2
Total operating expenses	82.1	82.1	82.5	Total operating expenses	79.6	80.7	81.8
Income from operations	17.9	17.9	17.5	Income from operations	20.4	19.3	18.2
Net interest and other income (expense)	0.2	0.1	(0.2)	Net interest and other income (expense)	0.2	0.1	(0.2)
Income before income taxes	18.1	18.0	17.3	Income before income taxes	20.6	19.4	18.0
Income taxes	7.2	7.2	6.9	Income taxes	8.2	7.8	7.1
Net Income	10.9%	10.8%	10.4%	Net Income	12.4%	11.6%	10.9%

(1)	Net of fuel surcharge.

A discussion of our results of operations for the periods 2005 to 2004 and 2004 to 2003 is set forth below.

Fiscal 2005 Compared to Fiscal 2004

Total revenue for 2005 increased 28.2% to $566.8 million from $442.3 million for 2004. Total revenue included $67.8 million of fuel surcharge revenue in 2005 and $30.6 million of fuel surcharge revenue in 2004. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 21.2% to $499.0 million for 2005, up from $411.7 million in 2004. This increase is due to the combination of fleet expansion, improved revenue per mile, the opening of three additional dry van regional service centers, opening of a brokerage service center in July 2005, and the acquisition of Edwards Bros., Inc. ("Edwards Bros."), a temperature controlled carrier in August 2005. Revenue generated from Edwards Bros. accounted for approximately 13% of the total increase. As a result of the expansion, our tractor fleet grew 16% to 3,271 tractors (including 237 owned by independent contractors) as of December 31, 2005, from 2,818 tractors. The growth in the fleet, coupled with improved freight demand, and a 3.6% increase in average revenue per tractor per week in 2005 over 2004, resulted in the significant period-over-period improvement in freight revenue. These improvements were partially offset by a 2.1% decrease in average miles per tractor and a 1.7% increase in our percentage of non-revenue miles.

Salaries, wages and benefits expense increased slightly as a percentage of revenue, before fuel surcharge, to 32.6% in 2005 from 32.5% in 2004. The increase is primarily due to increases in driver pay rates implemented in 2005, along with an increase in the percentage of our fleet operated by company drivers, as opposed to independent contractors. Amounts paid to independent contractors for hauling freight are recorded on the "Purchased Transportation" line of our consolidated statements of income. For the year ended December 31, 2005, an average of 92.3% of our fleet was operated by company drivers, compared to an average of 90.6% for the year ended December 31, 2004. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, remained constant as a percentage of revenue before fuel surcharge, at 13.2% for both 2005 and 2004. This was mainly due to improved collection of fuel surcharge revenue during 2005, which offset higher fuel prices. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2005, fuel surcharge was $67.8 million, compared to $30.6 million for the same period in 2004. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 23.6% in 2005, compared to 19.2% in 2004, as a result of higher fuel prices. We believe that higher fuel prices may continue to adversely affect our operating expenses throughout 2006 and that continued unrest in the Middle East and other areas, in addition to hurricanes and other weather-related events, also may cause the price of fuel to increase.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.9% for 2005 from 6.4% in 2004. This increase is mainly due to an increase in the percentage of company owned tractors, which led to higher operating expenses. The percentage of company owned tractors increased to an average of 92.3% for 2005, from 90.6% in 2004. The average age of our revenue equipment at year-end remained at 1.9 years for both 2005 and 2004.

Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 5.0% for 2005, compared to 5.4% for 2004. The decrease is due to better claims experience and lower claims costs in 2005.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, increased slightly to 2.5% for 2005 from 2.4% for 2004. The slight increase is primarily due to growth of our Company fleet, which was mostly offset by improvements in average revenue per tractor in 2005.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 0.9% for both 2005 and 2004.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.5% for 2005 from 9.9% in 2004. The increase in depreciation and amortization expense is offset by a corresponding decrease in lease expense for revenue equipment and purchased transportation. During the year, most of our company fleet was purchased by cash. At December 31, 2005, we had 28 tractors held under operating leases that were acquired through the Edwards Bros. acquisition.

Lease expense for revenue equipment, as a percentage of revenue before fuel surcharge, decreased to less than 0.1% for 2005, compared to 0.7% for 2004. This decrease is a result of the reduction in the number of tractors we held under operating leases, as discussed above. The combination of depreciation and lease expense remained constant at 10.6% for both 2005 and 2004.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 6.4% for 2005 compared to 7.1% for 2004. The decrease is due to the combination of improvements in revenue per mile, along with the decrease in the percentage of our total fleet comprised of independent contractors. As of December 31, 2005, 7.2% of our total fleet was operated by independent contractors, compared to 8.7% at December 31, 2004. As of December 31, 2005, our total fleet included 237 tractors owned and operated by independent contractors, compared to 244 tractors owned and operated by independent contractors at December 31, 2004. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed upon per-mile basis. To assist us in continuing to attract independent contractors, we may provide financing to qualified independent contractors to assist them in acquiring revenue equipment. As of December 31, 2005, we had $584,388 in loans outstanding (net of allowance for doubtful accounts of $49,084) to independent contractors to purchase revenue equipment. These loans are secured by liens on the revenue equipment we finance.

Gain on sale of equipment as a percentage of revenue, before fuel surcharge, increased to 0.6% in 2005, compared to zero in 2004. The increase is due to revenue equipment being sold to independent parties in 2005, as opposed to primarily being traded back to the equipment manufacturers.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.2% in 2005, compared to 2.1% in 2004. The slight increase is mostly due to the combination of higher bad debt reserves recorded and higher facility repair and maintenance expense incurred as a result of owning additional service centers.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 79.6% for 2005, compared to 80.7% for 2004.

Net interest income (expense) as a percentage of revenue, before fuel surcharge, remained at less than 1.0% for both 2005 and 2004. We had no outstanding debt at December 31, 2005 or 2004.

Other expense for 2005 was comprised of gains resulting from the sale of our investment in Concentrek along with a reduction in the carrying value of our investment in Transportation Resource Partners. Other expense as a percentage of revenue, before fuel surcharge, was 0.1% for 2005, compared to zero for 2004.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 39.9% for 2005 and 40.0% for 2004.

Income tax expense as a percentage of revenue, before fuel surcharge, increased to 8.2% for 2005, compared to 7.8% for 2004, primarily due to the increase in income before income taxes that was offset by a slight decrease in the effective income tax rate in 2005.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 12.4% for 2005, compared to 11.6% in 2004.

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

Revenue, before fuel surcharge, increased 26.0% to $411.7 million for 2004 up from $326.9 million in 2003. This increase primarily resulted from the expansion of our fleet and customer base and increased volume from existing customers, continued market development from existing service centers , the opening of three additional regional dry van service centers and the establishment of a temperature controlled subsidiary in 2004, as well as improved rates and utilization. As a result of our expansion into new regions and improving freight demand, our tractor fleet grew 16.5% to 2,818 tractors (including 244 owned by independent contractors) as of December 31, 2004, from 2,418 tractors (including 253 owned by independent contractors) as of December 31, 2003. This growth in our fleet, coupled with a 9.8% increase in average revenue per tractor per week in 2004 over 2003, resulted in the significant period-over-period improvement in revenue.

Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 32.5% in 2004 from 32.0% in 2003, primarily due to increases in driver pay rates of approximately three cents per mile during 2004, as well as an increase in the percentage of our total fleet operated by company drivers, as opposed to independent contractors. Amounts paid to independent contractors for hauling freight are recorded on the "Purchased Transportation" line of our consolidated statements of income. As of December 31, 2004, 91.3% of our fleet was operated by company drivers, compared to 89.5% as of December 31, 2003. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

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

Other expense for 2003 was comprised of an adjustment to the carrying value of an investment the Company had in an entity whose primary asset is a jet aircraft. Other expense as a percentage of revenue, before fuel surcharge, was 0.1% for 2003.

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

Net cash provided by operating activities was approximately $107.8 million, $96.7 million, and $84.4 million for the years ended December 31, 2005, 2004, and 2003 respectively. The increase for 2005 was primarily the result of an increase in income from operations due to our fleet expansion and improved revenue per mile.

Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, totaled $103.6 million, $115.7 million, and $70.3 million for the years ended December 31, 2005, 2004, and 2003 respectively. We currently anticipate capital expenditures, net of trade-ins, of approximately $117 million for 2006. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $7.4 million for the year ended December 31, 2005, compared to cash provided in financing of approximately $948,000 for the year ended 2004. Cash used in financing for the year ended December 31, 2005 consisted of $6.8 million of debt payment associated with the acquisition of Edwards Bros., Inc., $3.4 million paid for cash dividends to common stock shareholders, and $2.8 million of proceeds from stock option exercises. The cash provided by financing in the 2004 year was a result of the net proceeds from stock options exercised. Net cash used for financing activities was approximately $12.7 million for the year ended December 31, 2003, which was primarily for the payments on our line of credit and long-term debt, which was retired in full during the fourth quarter of 2003.

At December 31, 2005, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At December 31, 2005, the line of credit consisted solely of issued but unused letters of credit totaling $14.0 million. We are obligated to comply with certain financial covenants under our line of credit and were in compliance with these covenants at December 31, 2005, 2004, and 2003.

As of December 31, 2005, we held $18.8 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2005, we had 28 tractors held under operating leases with varying termination dates ranging from March 2006 to September 2009. Future operating lease commitments as of December 31, 2005 were $1.6 million, with $500,000 due in the next 12 months. The effective annual interest rates under these operating leases range from 6.7% to 7.2%. Lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense - revenue equipment." Our rental expense related to operating leases was $0.2 million in 2005, compared to $3.0 million in 2004.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2005, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in millions) due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations (Revenue Equipment) (1)	$36.8	$36.8	--	--	--
Investment in Transportation Resource Partners, LP (TRP) (2)	$2.7	N/A	N/A	N/A	N/A
Operating Leases - Revenue Equipment	$1.6	$0.5	$0.9	$0.2	--
Operating Leases - Terminal Building	$0.6	$0.5	$0.1	--	--
Potential Pay-out Relating to Edwards Bros., Inc. acquisition (3)	$0.4	$0.4	--	--	--
Total	$42.1	$38.2	$1.0	$0.2	--

(1)	Purchase Obligations (Revenue Equipment) represent the total purchase price under commitments to purchase tractors and trailers scheduled for delivery throughout 2006.
(2)	TRP commitment is expected to be made through variable contribution amounts over the next five years.
(3)
On August 12, 2005, the Company acquired 100% of the stock of Edwards Bros., Inc. The purchase agreement describes potential future payments due on or before March 31, 2006. The potential pay-out is contingent upon the outcome of retaining existing drivers and maintaining revenue levels with existing customers.

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

Our significant accounting policies including revenue recognition and assessing possible impairments on long lived assets and intangibles are described in Note 1 to our consolidated financial statements included in Item 8.

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from three to thirty years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share−Based Payment". SFAS No. 123 (revised 2004) is a revision of FASB Statement No. 123, "Accounting for Stock−Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company expects to adopt the provisions of SFAS 123 (revised 2004) using a modified prospective application. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R’s measurement model. This statement is effective for the Company on January 1, 2006. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $11.3 million. Had SFAS No. 123R been implemented in 2005, we would have experienced a $5.1 million reduction in our net income and a $.06 per share decrease in both basic earnings per share and diluted earnings per share.  The majority of the 2005 stock option expense was due to the one-time option grant of 500,000 shares to Kevin Knight, the Company’s Chief Executive Officer. This one-time grant was made in recognition of Mr. Knight’s past services. See "Notes to Consolidated Financial Statements - Organization and Summary of Significant Accounting Policies - Significant Accounting Policies - Stock-Based Compensation" for more information regarding the effect on net income if SFAS No. 123R had been applied to all outstanding awards for the years ended December 31 2005, 2004, and 2003.

In May 2005, the FASB issued SFAS No. 154: "Accounting Changes and Error Corrections" to replace APB Opinion No. 20 "Accounting Changes", and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This statement changes the accounting treatment and reporting of a change in accounting principle, and redefines restatement. The Statement defines and requires retrospective application to prior period financial statements for changes in accounting principles, and applies to all voluntary changes as well as changes required by accounting pronouncements when no specific transition provisions are provided. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for the Company for changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of FASB No. 143 and Interpretation No. 47 are not material to the consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2005, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the fiscal year ended December 31, 2005, fuel expense, net of fuel surcharge, represented 16.5% of our total operating expenses, net of fuel surcharge, compared to 16.4% for the same period ending in 2004.

Item 8.      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated balance sheets, statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, consolidated selected quarterly financial data (unaudited) for the years ended December 31, 2005 and 2004, together with the related notes, the report of Deloitte & Touche LLP, our independent registered public accounting firm for the years ended December 31, 2005 and 2004, and the report of KPMG LLP, our independent registered public accounting firm for the year ended December 31, 2003 are set forth at pages F-1 through F-20, elsewhere in this report.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.      Controls and Procedures

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, we have established and maintain disclosure controls and procedures and internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

On August 12, 2005, we purchased 100% of the stock of Edwards Bros., Inc., an Idaho based refrigerated carrier. According to 035 Question 3 of the SEC ICFR FAQ’s, management has elected to exclude the assessment of internal control over financial reporting for Knight Refrigerated Idaho Falls Division (formerly Edwards Bros., Inc.), whose financial statements constitute 1.4% of total assets and 2.2% of revenues of the consolidated financial statement for the year ended December 31, 2005. Accordingly, management’s evaluation and assessment does not include internal control over financial reporting at Knight Refrigerated Idaho Falls Division.

With the exception of the Edwards Bros. acquisition, there were no other changes in our internal control over financial reporting during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No changes occurred in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005, that materially affected, or are reasonably likely to affect, our internal control or financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a -15(f) and 15d -15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment does not extend to the internal control over financial reporting at Knight Refrigerated Idaho Falls Division, which was acquired on August 12, 2005 and whose financial statements reflect total assets and revenues constituting 1.4% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.   Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Knight Transportation, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Knight Refrigerated Idaho Falls Division, which was acquired on August 12, 2005 and whose financial statements reflect total assets and revenues constituting 1.6% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting at Knight Refrigerated Idaho Falls Division. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 6, 2006

Item 9B.      Other Information

Not Applicable.

PART III

Item 10.      Directors and Executive Officers of the Company

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Executive Officers and Certain Significant Employees of the Company," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - Audit Committee," "Corporate Governance -Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2006 Annual Meeting of Shareholders to be held May 24, 2006.

Item 11.      Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2006 Annual Meeting of Shareholders to be held May 24, 2006; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading "Executive Compensation" in such Proxy Statement is not incorporated by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2005, with respect to our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,562,511	$10.68	2,259,528
Equity compensation plans not approved by security holders	0	0	0
Total	4,562,511	$10.68	2,259,528

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2006 Annual Meeting of Shareholders to be held May 24, 2006.

Item 13.      Certain Relationships and Related Transactions

We incorporate by reference the information contained under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2006 Annual Meeting of Shareholders to be held May 24, 2006.

Item 14.      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2006 Annual Meeting of Shareholders to be held May 24, 2006.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this report on Form 10-K at pages F-1 through F-20, below.

1.      Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Selected Quarterly Financial Data (unaudited) for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

2.     Consolidated Financial Statement Schedules required to be filed by Item 8 and Paragraph (b) of Item 15:

Valuation and Qualifying Accounts and Reserves

Schedules not listed have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

3.     Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b), below, and at the Exhibit Index appearing at the end of this report.

(b)     Exhibits:

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit Number	Descriptions

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)
3.1.1	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-K for the period ended December 31, 2000.)
3.1.2	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)
3.1.3	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
3.2.1	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

3.2.2	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
4.1	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference from Exhibit 1 to the Company's Proxy Statement filed April 4, 2003 on Schedule 14A.)
4.3.1†	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)
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

10.4 †
Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.4.1 †
Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2 †
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

10.8 †
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

10.9.4
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated May 13, 2004. (Incorporated by reference to Exhibit 10.9.4 to the Company’s Report on Form 10-K for the period ended December 31, 2004.)

10.9.5
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 4, 2004. (Incorporated by reference to Exhibit 10.9.5 to the Company’s Report on Form 10-K for the period ended December 31, 2004.)

10.9.6
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated April 13, 2005. (Incorporated by reference to Exhibit 10.9.6 to the Company’s Report on Form 10-Q for the period ended March 31, 2005.)

10.10 †
Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 1 to the Company’s Definitive Proxy Statement on Schedule 14A relating to its Annual Meeting of Shareholders held on May 21, 2003.)

10.10.1†	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)
10.11
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

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

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 7, 2006		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 7, 2006
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gary J. Knight	March 8, 2006
Gary J. Knight, Vice Chairman, Director

/s/ Timothy M. Kohl	March 8, 2006
Timothy M. Kohl, President, Secretary

/s/ David A. Jackson	March 7, 2006
David A. Jackson, Chief Financial Officer (Principal Financial Officer)

/s/ Wayne Yu	March 7, 2006
Wayne Yu, Interim Chief Accounting Officer (Principal Accounting Officer)

/s/ Randy Knight	March 8, 2006
Randy Knight, Director

/s/ Mark Scudder	March 7, 2006
Mark Scudder, Director

/s/ Donald A. Bliss	March 7, 2006
Donald A. Bliss, Director

/s/ G.D. Madden	March 6, 2006
G.D. Madden, Director

/s/ Kathryn Munro	March 8, 2006
Kathryn Munro, Director

Michael Garnreiter, Director

/s/ Richard Lehmann	March 6, 2006
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, statements of comprehensive income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the year ended December 31, 2005 and 2004. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, AZ
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Knight Transportation, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows of Knight Transportation, Inc. and subsidiaries (the Company) for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II for the year ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2003 of Knight Transportation, Inc. and subsidiaries, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona
January 21, 2004

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands)

	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$18,809	$23,155
Short Term Investments	2,278	2,202
Trade receivables, net of allowance for doubtful accounts of $1,677 and $1,708, respectively	79,848	58,733
Notes receivable, net of allowance for doubtful notes receivable of $49 and $63, respectively	241	171
Inventories and supplies	3,355	2,332
Prepaid expenses	7,156	5,215
Income tax receivable	-	3,216
Restricted cash	211	-
Deferred tax assets	8,533	7,493

Total current assets	120,431	102,517

Property and Equipment:
Land and land improvements	18,163	16,516
Buildings and improvements	34,482	26,944
Furniture and fixtures	7,518	6,610
Shop and service equipment	2,803	2,739
Revenue equipment	430,048	338,413
Leasehold improvements	378	833
	493,392	392,055

Less: accumulated depreciation	(141,053)	(104,125)

Property and equipment, net	352,339	287,930
Notes receivable, net of current portion	344	77

Goodwill	8,119	7,504
Other assets	2,594	4,839

Total assets	$483,827	$402,867

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except par value)

	2005	2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$7,464	$5,044
Accrued payroll	5,452	4,558
Accrued liabilities	13,307	5,684
Dividends payable	1,713	-
Claims accrual	26,155	23,904
Other current liabilities	211	-

Total current liabilities	54,302	39,190

Deferred tax liabilities	76,597	72,660

Total liabilities	130,899	111,850

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 85,666 and 84,995 shares issued and outstanding at December 31, 2005 and 2004, respectively	857	850
Additional paid-in capital	87,148	81,834
Retained earnings	264,923	208,333

Total shareholders’ equity	352,928	291,017

Total liabilities and shareholders’ equity	$483,827	$402,867

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Revenue:
Revenue, before fuel surcharge	$498,996	$411,717	$326,856
Fuel surcharge	67,817	30,571	13,213

Total revenue	566,813	442,288	340,069

Operating Expenses:
Salaries, wages and benefits	162,778	133,822	104,756
Fuel	133,469	85,071	56,573
Operations and maintenance	34,449	26,369	20,345
Insurance and claims	25,159	22,319	16,558
Operating taxes and licenses	12,412	9,798	9,148
Communications	4,267	3,602	3,002
Depreciation and amortization	52,603	40,755	30,066
Lease expense - revenue equipment	183	3,047	7,635
Purchased transportation	31,787	29,342	25,194
Gain on sale of equipment	(2,803)	-	-
Miscellaneous operating expenses	10,814	8,801	7,343

Total operating expenses	465,118	362,926	280,620
Income from operations	101,695	79,362	59,449

Other Income (Expense):
Interest income	658	398	560
Interest expense	-	-	(881)
Other income (expense)	361	-	(330)
Total other income (expense)	1,019	398	(651)

Income before income taxes	102,714	79,760	58,798

Income Taxes	(41,000)	(31,900)	(23,340)

Net income	$61,714	$47,860	$35,458

Basic Earnings Per Share	$0.72	$0.57	$0.42

Diluted Earnings Per Share	$0.71	$0.55	$0.41

Weighted Average Shares Outstanding - Basic	85,302	84,599	84,022

Weighted Average Shares Outstanding - Diluted	86,647	86,459	86,036

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Net Income	$61,714	$47,860	$35,458

Other Comprehensive Income:
Fair value adjustment of interest rate swap	-	-	383
Comprehensive Income	$61,714	$47,860	$35,841

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock (a)		Additional Paid-in Capital (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares Issued	Amount

Balance, January 1, 2003	83,575	$835	$73,057	$(383)	$126,148	$199,657
Exercise of stock options	772	9	2,214	-	-	2,223
Issuance of common stock	2	-	23	-	-	23
Tax benefit of stock option exercises	-	-	2,179	-	-	2,179
Fair value adjustment of interest rate swap	-	-	-	383	-	383
Net income	-	-	-	-	35,458	35,458

Balance, December 31, 2003	84,349	844	77,473	-	161,606	239,923
Exercise of stock options	644	6	2,075	-	-	2,081
Issuance of common stock	2	-	28	-	-	28
Tax benefit of stock option exercises	-	-	2,258	-	-	2,258
Cash dividend - common at $.02 per share	-	-	-	-	(1,133)	(1,133)
Net income	-	-	-	-	47,860	47,860

Balance, December 31, 2004	84,995	850	81,834	-	208,333	291,017
Exercise of stock options	669	7	2,786	-	-	2,793
Issuance of common stock	2	-	35	-	-	35
Tax benefit of stock option exercises	-	-	2,493	-	-	2,493
Cash dividend - common at $.02 per share	-	-	-	-	(5,124)	(5,124)
Net income	-	-	-	-	61,714	61,714

Balance, December 31, 2005	85,666	$857	$87,148	$-	$264,923	$352,928

(a)	Common stock and additional paid-in capital have been restated to reflect 3-for-2 stock splits on December 23, 2005 and July 20, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$61,714	$47,860	$35,458
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	52,603	40,755	30,066
Gain on sale of equipment	(2,803)	-	-
Gain on sale of investment	(591)	-	-
Impairment of investment	230	-	330
Non-cash compensation expense for issuance of common stock to certain members of board of directors	35	28	23
Provision for allowance for doubtful accounts and notes receivable	(45)	433	811
Deferred income taxes	1,292	15,685	8,608
Fair value adjustment of interest rate swap	-	-	383
Tax benefit on stock option exercises	2,493	2,258	2,179
Changes in assets and liabilities:
Increase in short-term investments	(76)	(2,202)	-
(Increase) decrease in trade receivables	(17,810)	(20,413)	804
(Increase) decrease in inventories and supplies	(1,023)	(996)	9
(Increase) decrease in prepaid expenses	(1,762)	2,274	2,163
(Increase) decrease in income tax receivable	3,216	(1,455)	(757)
Increase in other assets	(121)	(485)	(54)
Increase (decrease) in accounts payable	33	1,559	(141)
Increase in accrued liabilities and claims accrual	10,379	11,400	4,525

Net cash provided by operating activities	107,764	96,701	84,407

Cash Flows From Investing Activities:
Purchases of property and equipment	(116,586)	(115,672)	(70,308)
Proceeds from sale of equipment	13,003	-	-
Investment in/advances from other companies	-	-	1,389
(Increase) decrease in notes receivable	(323)	628	1,556
Acquisition activity	(3,284)	-	-
Cash restricted	(211)	-	-
Investments in Transportation Resource Partners	(1,496)	-	-
Proceeds from sale of investment in Knight Flight Services	1,388	-	-
Proceeds from sale of investment in Concentrek, Inc.	2,836	-	-

Net cash used in investing activities	(104,673)	(115,044)	(67,363)

Cash Flows From Financing Activities:
Payments on line of credit, net	-	-	(12,200)
Payments of long-term debt	-	-	(2,715)
Dividends paid	(3,411)	(1,133)	-
Payment of notes payable acquired	(6,819)	-	-
Proceeds from exercise of stock options	2,793	2,081	2,223

Net cash (used in) provided by financing activities	(7,437)	948	(12,692)

Net (decrease) increase in Cash and Cash Equivalents	(4,346)	(17,395)	4,352

Cash and Cash Equivalents, beginning of year	23,155	40,550	36,198

Cash and Cash Equivalents, end of year	$18,809	$23,155	$40,550

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$1,901	$152	$74
Net book value of equipment traded	-	12,470	13,804

Cash flow information:
Income taxes paid	$30,410	$15,151	$13,334
Interest paid	-	-	474

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Selected Quarterly Financial Data (unaudited)
For the Years Ended December 31, 2005 and 2004
(In thousands, except per share data)

The following table sets forth certain unaudited information about our revenue and results of operations on a quarterly basis for 2005 and 2004:

	2005

	Mar 31	June 30	Sept 30	Dec 31

Revenue, before fuel surcharge	$111,074	$119,722	$127,444	$140,756
Income from operations	21,147	24,814	25,012	30,722
Net income	12,757	14,957	15,451	18,549
Earnings per common share:
Basic (1)	$0.15	$0.17	$0.18	$0.22
Diluted (1)	$0.15	$0.17	$0.18	$0.21

	2004

	Mar 31	June 30	Sept 30	Dec 31

Revenue, before fuel surcharge	$90,244	$100,168	$106,109	$115,196
Income from operations	15,387	18,932	20,776	24,267
Net income	9,311	11,415	12,558	14,576
Earnings per common share:
Basic (1)	$0.11	$0.14	$0.15	$0.17
Diluted (1)	$0.11	$0.13	$0.14	$0.17

(1)
The basic and diluted earnings per share amounts for the first three quarters of 2005 and all four quarters of 2004 have been restated to reflect 3-for-2 stock splits on December 23, 2005 and July 20, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1.    Organization and Summary of Significant Accounting Policies

a.     Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul truckload carrier of general commodities. The operations are based in Phoenix, Arizona, where the Company has its corporate offices, fuel island, truck terminal, dispatching, and maintenance services. The Company also has service centers located throughout the United States. The Company provides truckload carrier dry van and temperature controlled services from our regional service centers. In July 2005, we initiated a brokerage subsidiary as well for purposes of providing brokerage services to customers. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities. The Company has an owner-operator program. Owner-operators are independent contractors who provide their own tractors. The Company views owner-operators as an alternative method to obtaining additional revenue equipment.

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

Cash Equivalents - Cash and cash equivalents is comprised of short-term highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The Company had previously classified its auction-rate securities as cash equivalents based on the period from the purchase to the first reset date. The Company has reclassified $2.2 million of auction-rate securities from cash equivalents to short-term investments as of December 31, 2004.

Short-term investments - Short-term investments is comprised of trading marketable debt securities with original maturities of greater than three months and represent an investment of cash that is available for current operations. These investments are recorded at fair value with realized and unrealized gains and losses included in interest income on the attached condensed consolidated financial statements.

Notes Receivable - Included in notes receivable are amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments, from 10% to 12%, over periods generally ranging from three to five years.

Inventories and Supplies - Inventories and supplies consist primarily of tires and spare parts which are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Restricted Cash -  In connection with the sale of our investment in Concentrek, we received a cash payment on behalf of other outside investors, which is classified as restricted cash and other liabilities of $211,000 on the Company's Balance Sheet as of December 31, 2005. This amount was fully distributed in January 2006.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization on property and equipment are calculated by the straight-line method over the following estimated useful lives:

Years

Land improvements	5-10
Buildings and improvements	20-30
Furniture and fixtures	5
Shop and service equipment	3-5
Revenue equipment	5-10
Leasehold improvements	3

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2005, 2004 and 2003, repairs and maintenance expense totaled approximately $19.5 million, $15.0 million and $12.3 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Other Assets - Other assets include:

	2005	2004
	(In thousands)	(In thousands)

Investment in Transportation Resource Partners ("TRP")	$2,116	$850
Investment in and related advances to Concentrek, Inc.	-	2,245
Investment in Knight Flight, LLC	-	1,388
Other	478	356
	$2,594	$4,839

In 2003, the Company signed a partnership agreement with TRP, who makes privately negotiated equity investments. Per the partnership agreement, the Company is committed to pledge $5.0 million out of approximately $260.0 million total, representing a 1.9% ownership.  In 2004 the Company contributed $850,000 of working capital to TRP. In 2005, the Company contributed an additional $1.5 million, with cumulative contributions of $2.3 million as of December 31, 2005.  Contributions to TRP are accounted for using the cost method. During 2005, the Company recorded a $230,000 impairment in the carrying value of this investment to more closely reflect the fair value of the portfolio. This adjustment is reflected in other expense on the accompanying consolidated statements of income.

In April 1999, the Company acquired a 17% interest in Concentrek, Inc. ("Concentrek") through the purchase of shares of Concentrek’s Class A Preferred Stock for $200,000. The remaining 83% interest in Concentrek was owned by Randy, Kevin, Gary, and Keith Knight and members of Concentrek’s management. The Company made loans to Concentrek to fund start-up costs. In September 2005, the Company sold 100% of its investment interest in Concentrek. The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000.

In November 2000, the Company acquired a 19% interest in Knight Flight Services, LLC ("Knight Flight") which purchased and operated a Cessna Citation 560 XL jet aircraft. The Company originally invested $1.7 million in Knight Flight to obtain a 19% interest to assure access to charter air travel for the Company’s employees. The remaining 81% interest in Knight Flight was owned by Randy, Kevin, Gary, and Keith Knight. During 2003, the Company recorded a $330,000 impairment in the carrying value of this investment to more closely reflect the fair value of the primary asset of that entity. In 2005 the Company sold 100% of this investment to related parties at the recorded book value of $1,388,000, resulting in no gain or loss on this transaction.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standard ("SFAS") No. 144 provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill - Goodwill is not amortized but is reviewed at least annually (December 31), or more frequently should any of the certain circumstances as listed in SFAS No. 142 occur, for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed this annual test as of December 31, 2005, and no adjustment was determined to be necessary.

Claims Accrual - The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The significant level of our self-insured retention for personal injury and property damage claims, currently at $1.5 million, amplifies the importance and potential impact of these estimates. See Note 5.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery.

Income Taxes - Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations.

Stock-Based Compensation - At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards for the years ended December 31 (in thousands, except per share data):

	2005	2004	2003

Net income, as reported	$61,714	$47,860	$35,458
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(5,129)	$(1,295)	$(1,018)

Pro forma net income	$56,585	$46,565	$34,440

Basic earnings per share - as reported	$0.72	$0.57	$0.42
Basic earnings per share - pro forma	$0.66	$0.55	$0.40
Diluted earnings per share - as reported	$0.71	$0.55	$0.41
Diluted earnings per share - pro forma	$0.65	$0.54	$0.40

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments, trade receivables, notes receivable and accounts payable. Due to the short-term nature of cash equivalents, short-term investments, trade receivables and accounts payable, the fair value of these instruments approximates their recorded value. The fair value of notes receivable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 4.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2005, 2004 and 2003, aggregated approximately 11%, 12% and 11% of revenues, respectively. Balance due from the three largest customers accounts for approximately 7.3% of the total trade receivable balance as of December 31, 2005. Revenue from the Company's single largest customer represented approximately 5%, 5%, and 4% of revenues for each of the years 2005, 2004, and 2003, respectively. Balance due from the largest customer accounts for approximately 5.8% of the total trade receivable balance as of December 31, 2005.

Recapitalization and Stock Split - On October 14, 2005 the Board of Directors approved a three-for-two stock split, effected in the form of a 50 percent stock dividend. The stock split occurred on December 23, 2005, to all shareholders of record as of the close of business on November 30, 2005. This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts have been retroactively adjusted to reflect the stock split.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2005, 2004, and 2003, are as follows (in thousands, except per share data):

	2005			2004			2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$61,714	85,302	$.72	$47,860	84,599	$.57	$35,458	84,022	$.42
Effect of stock options	—	1,345		—	1,860		—	2,014
Diluted EPS	$61,714	86,647	$.71	$47,860	86,459	$.55	$35,458	86,036	$.41

At December 31, 2005, options to purchase 111,375 shares were excluded from the calculations of diluted earnings per share because they were anti-dilutive.

Segment Information - Although the Company has many service centers, it has determined that it has one reportable segment. All of the centers are managed based on regions in the United States in which the Company operates. Each of these service centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each service center exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, the Company has determined that it is appropriate to aggregate its service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company has not presented separate financial information for each of its service centers. The recently initiated brokerage subsidiary qualifies as a segment; however, the results of that operation are relatively immaterial. For the year ended December 31, 2005, total revenue, net income, and assets of the brokerage subsidiary accounted for less than half of one percent of the Company’s consolidated totals.

New Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". SFAS No. 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share−Based Payment". SFAS No. 123 (revised 2004) is a revision of FASB Statement No. 123, "Accounting for Stock−Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company expects to adopt the provisions of SFAS 123 (revised 2004) using a modified prospective application. The modified prospective method requires companies to recognize compensation cost for unvested awards that are outstanding on the effective date based on the fair value that the company had originally estimated for purposes of preparing its SFAS 123 pro forma disclosures. For all new awards that are granted or modified after the effective date, a company would use SFAS 123R’s measurement model. This statement is effective for the Company on January 1, 2006. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $11.3 million. Had SFAS No. 123R been implemented in 2005, we would have experienced a $5.1 million reduction in our net income and a $.06 per share decrease in both basic earnings per share and diluted earnings per share.  The majority of the 2005 stock option expense was due to the one-time option grant of 500,000 shares to Kevin Knight, the Company’s Chief Executive Officer. This one-time grant was made in recognition of Mr. Knight’s past services. See "Notes to Consolidated Financial Statements - Organization and Summary of Significant Accounting Policies - Significant Accounting Policies - Stock-Based Compensation" for more information regarding the effect on net income if SFAS No. 123R had been applied to all outstanding awards for the years ended December 31 2005, 2004, and 2003.

In May 2005, the FASB issued SFAS No. 154: "Accounting Changes and Error Corrections" to replace APB Opinion No. 20 "Accounting Changes", and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This statement changes the accounting treatment and reporting of a change in accounting principle, and redefines restatement. The Statement defines and requires retrospective application to prior period financial statements for changes in accounting principles, and applies to all voluntary changes as well as changes required by accounting pronouncements when no specific transition provisions are provided. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for the Company for changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of FASB No. 143 and Interpretation No. 47 did not have a material impact to the consolidated financial statements.

2.     Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2005. The Company maintains a revolving line of credit, with a maturity date of September 30, 2007, which permits revolving borrowings and letters of credit (see Note 5) totaling $25.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). During 2001, the Company entered into an interest rate swap agreement on the $12.2 million outstanding under the revolving line of credit for purposes of better managing cash flow. On November 7, 2001, the Company paid $762,500 to settle this swap agreement. The amount paid was included in other comprehensive loss and had been fully amortized to interest expense at December 31, 2003. At December 31, 2005, there were no outstanding revolving borrowings on the line of credit and issued but unused letters of credit under the line of credit totaled $14.0 million.

Under the line of credit, the Company is required to maintain certain financial ratios and other certain covenants relating to corporate structure, ownership and management. The Company was in compliance with its financial debt covenants at December 31, 2005.

3.     Income Taxes

Income tax expense consists of the following (in thousands):

	2005	2004	2003
Current income taxes:
Federal	$35,167	$12,252	$12,292
State	4,184	3,963	2,440
	39,351	16,215	14,732
Deferred income taxes:
Federal	1,798	14,010	9,779
State	(149)	1,675	(1,171)
	1,649	15,685	8,608
	$41,000	$31,900	$23,340

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2005	2004	2003
Tax at the statutory rate (35%)	$35,950	$27,797	$20,579
State income taxes, net of federal benefit	4,035	2,939	1,924
Other, net	1,015	1,164	837
	$41,000	$31,900	$23,340

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004
Short-term deferred tax assets:
Claims accrual	$9,598	$8,147
Other	1,135	1,147
	10,733	9,294

Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(2,200)	(1,801)
Short-term deferred tax assets, net	$8,533	$7,493

Long-term deferred tax liabilities:
Property and equipment depreciation	$76,597	$72,303
Other	-	357
	$76,597	$72,660

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

Included in accrued liabilities of the balance sheet is approximately $3.6 million for income tax payable at December 31, 2005.

4.     Commitments and Contingencies

a.     Purchase Commitments

As of December 31, 2005, the Company had purchase commitments for additional tractors and trailers with an estimated purchase price of $36.8 million for delivery throughout 2006. Although the Company expects to take delivery of this revenue equipment, delays in the availability of equipment could occur due to factors beyond the Company's control.

b.     Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partner (TRP), who makes privately negotiated equity investments. Per the partnership agreement, the Company is committed to pledge $5 million to TRP. From inception to December 31, 2005, the Company has invested $2.3 million to acquire approximately 2% ownership in TRP. The Company had an approximate $2.7 million outstanding commitment to TRP as of December 31, 2005. An additional contribution of approximately $806,000 was made in January 2006.

c.     Acquisition Commitments

On August 12, 2005, the Company acquired 100% of the stock of Edwards Bros., Inc. The purchase agreement describes potential future payments due on or before March 31, 2006. The potential pay-out is contingent upon the outcome of retaining existing drivers and maintaining revenue levels with existing customers. The potential pay-out is capped at $367,000.

d.     Operating Leases

The Company leases certain revenue equipment facilities under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Consolidated Statements of Income. Rent expense related to these lease agreements totaled approximately $0.2 million, $3.0 million, and $7.6 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Future lease payments under non-cancelable operating leases are as follows:

Year Ending December 31	$ Amount
2006	$500,000
2007	$400,000
2008	$500,000
2009	$200,000
Total	$1,600,000

The Company also leases certain terminal building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Consolidated Statements of Income. Building rental expense related to these lease agreements totaled approximately $1.5 million, $1.3 million, and $1.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Future terminal building lease payments under non-cancelable operating leases are as follows:

Year Ending December 31	$ Amount
2006	$466,000
2007	$111,000
Total	$577,000

e.     Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

5.     Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation. For 2005 the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a maximum self retention level of $2.0 million per occurrence for claims incurred until January 31, and for $1.5 million per occurrence for claims incurred February to December. The Company is also self insured for worker’s compensation, with self-retention level of $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company’s insurance policies for 2005 provided for excess personal injury and property damage liability up to a total of $50.0 million per occurrence. The Company also maintains excess coverage for employee medical expenses and hospitalization, and damage to physical properties. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $14.0 million. These letters of credit reduce the available borrowings under the Company's line of credit. See Note 2.

6.     Related Party Transactions

In June 2005, the Company sold 100% of its investment interest in Knight Flight Services, LLC (see Note 1 Other Assets). This investment was sold to related parties at its book value of $1,387,700, resulting no gain or loss on this transaction. During 2005, 2004, and 2003 the Company paid approximately $82,000, $315,000, and $404,000, respectively, for travel services for its employees to Knight Flight.

In September 2005, the Company purchased land and a building from a member of its Board of Directors for $4.5 million. The facility purchased is located in Phoenix, Arizona and contains the Company’s corporate headquarters, along with several operating divisions. Prior to this purchase, the Company had been leasing this facility from the board member since the Company’s inception in 1989. This facility also has additional space which is under long-term rental agreements with unrelated parties. These lease agreements have been assigned to the Company as part of the purchase agreement. The Company will receive monthly rental income for this additional space of approximately $22,000 per month. Leased payments made to this board member were approximately $57,000 for 2005, $92,000 for 2004, and $83,000 for 2003.

In September 2005, the Company sold 100% of its investment interest in Concentrek, Inc. ("Concentrek"). In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight and members of Concentrek’s management owned the remaining 83%. The Company made loans to Concentrek to fund start-up costs. The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000.

The Company paid approximately $89,000, $71,000, and $11,000 for certain of its key employees' life insurance premiums during 2005, 2004, and 2003, respectively. The cash surrender values of these life insurance policies is included in other assets in the accompanying consolidated balance sheets. At December 31, 2005, the cash surrender value of these policies was approximately $212,000. The life insurance policies provide for cash distributions to the beneficiaries of the policyholders upon death of the key employee.

During 2005, 2004, and 2003, the Company paid approximately $144,000, $101,000, and $25,000, respectively, for legal services to a firm that employs a member of the Company’s Board of Directors.

7.     Shareholders' Equity

During 2005, 2004, and 2003, certain non-employee Board of Director members received annual director fees of $35,300, $27,700, and $23,000, respectively, through the issuance of common stock in equivalent shares. The Company issued a total of 2,204, 1,925, and 2,160 shares of common stock to certain directors for fees during 2005, 2004, and 2003, respectively.

8.     Employee Benefit Plans

a.     2003 Stock Option Plan

The Company has maintained a stock option plan for the benefit of officers, employees and directors since 1994. During 2003, the Company’s Board of Directors approved adoption of the "2003 Stock Option Plan" ("2003 Plan"), along with the termination of the previous plan, which was scheduled to expire in 2004. The Company’s shareholders approved the 2003 Plan at their annual meeting in May 2003. All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan. The 2003 Plan originally had 1,500,000 shares of common stock reserved for issuance thereunder, as adjusted for the stock split during 2004. During May of 2005 the Board of Directors increased the number of shares available for issuance to 4,000,000. With the stock split in 2005 the stock reserved for issuance under the "2003 Stock Option Plan" became 6,000,000. The 2003 Plan will terminate on February 5, 2013. The Compensation Committee of the Board of Directors administers the 2003 Plan and has the discretion to determine the employees and officers who receive awards, the type of awards to be granted (incentive stock options, nonqualified stock options and restricted stock grants) and the term, vesting and exercise price. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions contained in the Code, including a requirement that exercise prices are equal to at least 100% of the fair market value of the common stock on the grant date and a ten-year restriction on the option term.

In August 2005 the Compensation Committee of the Board of Directors of the Company adopted an amendment to the 2003 Plan (the "Amendment"), subject to the approval of the Company's shareholders of the Amendment. In December 2005, at a Special Meeting of Shareholders, the shareholders of the Company approved the Amendment. The Amendment is intended to ensure compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Amendment also establishes a limit on the number of shares with respect to which options may be granted to any one plan participant during a calendar year, which allowed the Company to give Kevin Knight, the Company's Chief Executive Officer, a one-time grant of an option to purchase 500,000 shares of the Company's common stock. The one-time option grant was made in recognition of Mr. Knight's past services and reflected the Compensation Committee's determination that Mr. Knight's compensation package in the past had been lower than was warranted by the Company's performance, trucking industry practices, and the practices followed by growth companies in other industries.

Independent directors are not permitted to receive incentive stock options, but are entitled under the 2003 Plan to receive automatic grants of non-qualified stock options upon joining the Board of Directors and annually thereafter. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. The 2003 Plan provides that each independent director receives, on the date of appointment to the Board of Directors, a non-qualified stock option to purchase 2,500 shares of common stock. Historically, the exercise price of the initial stock option grants to independent directors has been equal to 85% of the fair market value of the common stock on the date of grant, while the exercise price of other non-qualified stock options granted under the 2003 Plan (including subsequent grants to independent directors) has been equal to 100% of the fair market value of the common stock on the date of grant. However, in March 2005, the Board of Directors adopted an amendment to the 2003 Plan which provides that all future non-qualified stock options granted under the 2003 Plan must have an exercise price that is equal to at least 100% of fair market value of the common stock on the date of grant.

At December 31, 2005, there were 4,562,511 unexercised options granted under the 2003 Plan and the previous plan outstanding. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005; risk free interest rate of 4.00%, expected life of six years, expected volatility of 48%, expected dividend rate of 0.4%, and expected forfeitures of 3.82%. The following weighted average assumptions were used for grants in 2004; risk free interest rate of 4.30%, expected life of six years, expected volatility of 49%, expected dividend rate of 0.3%, and expected forfeitures of 4.17%. The following weighted average assumptions were used for grants in 2003; risk free interest rate of 5.00%, expected life of six years, expected volatility of 50%, expected dividend rate of zero, and expected forfeitures of 3.82%.

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,744,242	$7.41	3,660,267	$5.79	4,034,268	$4.26
Granted	1,699,313	15.36	1,038,734	10.86	694,575	11.37
Exercised	(669,141)	4.20	(645,116)	3.23	(769,273)	2.89
Forfeited	(211,903)	10.44	(309,643)	8.18	(299,303)	5.41

Outstanding at end of year	4,562,511	$10.68	3,744,242	$7.41	3,660,267	$5.78

Exercisable at end of year	1,765,748	$9.39	931,971	$3.73	785,475	$2.73

Weighted average fair value of options granted during the period		$7.78		$5.53		$6.22

Options outstanding at December 31, 2005 have exercise prices between $1.81 and $19.09. There were 1,488,222 options outstanding with exercise prices ranging from $1.81 to $8.89 with weighted average exercise prices of $5.09 and weighted average remaining contractual lives of 4.5 years. There were 1,429,613 options outstanding with exercise prices ranging from $11.04 to $14.79 with weighted average exercise prices of $11.09 and weighted average contractual lives of 8.1 years. There were 1,644,676 options outstanding with exercise prices ranging from $15.49 to $19.09 with weighted average exercise prices of $15.38 and weighted average contractual lives of 9.4 years.

b.    401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $625 annually per employee. The Plan also provides for a discretionary matching contribution. In 2005, 2004, and 2003, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately $265,000, $207,000, and $172,000 in 2005, 2004, and 2003, respectively. Effective January 1, 2006, the Company increased the mandatory matching contribution to $850 annually per employee.

9.     Acquisitions

On August 12, 2005, the Company acquired 100% of the stock of Edwards Bros., Inc., an Idaho based temperature controlled truckload carrier. The acquisition included 140 tractors and 224 trailers. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board Statement Number 141 (SFAS No.141), "Business Combinations". Goodwill has been recorded on the balance sheet for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in the Company’s results of operations since the acquisition date. The pro forma effect of the acquisition on the Company’s results of operations is immaterial. In addition to the purchase price, the purchase agreement sets forth certain conditions upon which an earn-out adjustment to the purchase price may be needed. Any adjustment for this potential earn-out is not expected to be material. Future obligations and commitments relating to the potential earn-out are described in Section 4C of the Notes to Consolidated Financial Statements.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,708	$1,675	$(1,706)	(1)	$1,677
Year ended December 31, 2004	1,942	454	(688)	(1)	1,708
Year ended December 31, 2003	1,325	801	(184)	(1)	1,942

Allowance for doubtful notes receivable:
Year ended December 31, 2005	63	14	(28)	(1)	49
Year ended December 31, 2004	137	(21)	(53)	(1)	63
Year ended December 31, 2003	142	10	(15)	(1)	137

(1)   Write-off of bad debts

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)
3.1.1	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-K for the period ended December 31, 2000.)
3.1.2	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)
3.1.3	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
3.2.1	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2.2	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
4.1	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference from Exhibit 1 to the Company's Proxy Statement filed April 4, 2003 on Schedule 14A.)
4.3.1 †	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)
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

10.4 †
Amended Indemnification Agreements between the Company, Don Bliss, Clark A. Jenkins, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, G. D. Madden, Minor Perkins and Keith Turley, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.4.1 †
Indemnification Agreements between the Company and Timothy M. Kohl and Matt Salmon, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.4.2 †
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

10.8 †
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

10.9.4
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated May 13, 2004. (Incorporated by reference to Exhibit 10.9.4 to the Company’s Report on Form 10-K for the period ended December 31, 2004.)

10.9.5
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 4, 2004. (Incorporated by reference to Exhibit 10.9.5 to the Company’s Report on Form 10-K for the period ended December 31, 2004.)

10.9.6
Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated April 13, 2005. (Incorporated by reference to Exhibit 10.9.6 to the Company’s Report on Form 10-Q for the period ended March 31, 2005.)

10.10 †
Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 1 to the Company’s Definitive Proxy Statement on Schedule 14A relating to its Annual Meeting of Shareholders held on May 21, 2003.)

10.10.1†	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)
10.11
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

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