Form 10-Q
period 2006-03-31
KNIGHT TRANSPORTATION INC
filed 2006-05-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒   No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2006 was 85,821,299 shares.

KNIGHT TRANSPORTATION, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) As of March 31, 2006 and December 31, 2005 (In thousands)

	March 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,816	$18,809
Short-term investments	2,924	2,278
Accounts receivable, net	68,925	79,848
Notes receivable, net	248	241
Inventories and supplies	3,544	3,355
Prepaid expenses	8,607	7,156
Restricted cash	-	211
Deferred tax asset	8,491	8,533

Total current assets	120,555	120,431

PROPERTY AND EQUIPMENT:
Land and improvements	18,163	18,163
Buildings and improvements	34,749	34,482
Furniture and fixtures	6,225	7,518
Shop and service equipment	2,898	2,803
Revenue equipment	448,451	430,048
Leasehold improvements	378	378

	510,864	493,392
Less: Accumulated depreciation and amortization	(144,777)	(141,053)

PROPERTY AND EQUIPMENT, net	366,087	352,339

NOTES RECEIVABLE - long-term	372	344
GOODWILL	8,439	8,119
OTHER ASSETS	3,451	2,594

	$498,904	$483,827

 The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of March 31, 2006 and December 31, 2005 (In thousands, except par values)

	March 31, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,769	$7,464
Accrued payroll	4,997	5,452
Accrued liabilities	16,451	13,307
Claims accrual	23,508	26,155
Other current liabilities	-	211
Dividend payable	-	1,713

Total current liabilities	51,725	54,302

DEFERRED INCOME TAXES	78,152	76,597

Total liabilities	129,877	130,899

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 50,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value; authorized 100,000 shares; 85,813 and 85,666 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	858	857
Additional paid-in capital	89,133	87,148
Retained earnings	279,036	264,923

Total shareholders’ equity	369,027	352,928

	$498,904	$483,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)
	Three Months Ended March 31,

	2006	2005
REVENUE:
Revenue, before fuel surcharge	$129,339	$111,074
Fuel surcharge	19,713	11,107
Total revenue	149,052	122,181

OPERATING EXPENSES:
Salaries, wages and benefits	43,201	36,918
Fuel	36,022	25,841
Operations and maintenance	9,427	7,632
Insurance and claims	5,754	6,365
Operating taxes and licenses	3,251	2,929
Communications	1,310	976
Depreciation and amortization	14,600	12,309
Lease expense - revenue equipment	109	-
Purchased transportation	7,907	6,484
Miscellaneous operating expenses	1,373	1,580
	122,954	101,034

Income from operations	26,098	21,147

Interest and investment income	284	110
	284	110

Income before income taxes	26,382	21,257

INCOME TAXES	(10,550)	(8,500)

Net income	$15,832	$12,757

Earnings per common share and common share equivalent:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15

Weighted average number of common shares and common share equivalents outstanding:
Basic	85,752	85,121
Diluted	87,260	87,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$15,832	$12,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,600	12,309
Gain on sales of equipment	(1,849)	(629)
Non-cash compensation expense for issuance of stock to certain member of board of directors	33	15
Provision for allowance for doubtful accounts	(156)	(97)
Tax benefit on stock option exercises	-	545
Stock option expense	675	-
Deferred income taxes	1,597	(600)
Changes in assets and liabilities:
Tax benefits related to stock-based compensation	(430)	-
(Increase) in short-term investments	(647)	-
(Increase) decrease in trade receivables	11,079	(1,660)
(Increase) in inventories and supplies	(189)	(582)
(Increase) in prepaid expenses	(1,451)	(4,709)
Decrease in income tax receivable	-	3,216
(Increase) in other assets	(52)	(538)
(Decrease) in accounts payable	(23)	(906)
Increase in accrued liabilities, claims accrual and other	260	6,728

Net cash provided by operating activities	39,279	25,849

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(36,487)	(15,977)
Proceeds from sales of equipment	9,319	2,711
(Increase) decrease in notes receivable	(35)	43
Acquisition contingent payment	(320)	-
Restricted cash	211	-
TRP investment contribution	(806)	-

Net cash used in investing activities	(28,118)	(13,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)
	Three Months Ended March 31,

	2006	2005
CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid	(3,432)	-
Tax benefits related to stock-based compensation	430	-
Proceeds from exercise of stock options	848	709

Net cash (used in) provided by financing activities	(2,154)	709

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,007	13,335
CASH AND CASH EQUIVALENTS, Beginning of period	18,809	25,357

CASH AND CASH EQUIVALENTS, end of period	$27,816	$38,692

SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
Equipment acquired in accounts payable	$1,232	$3,497
Net book value of equipment traded	$473	-

Cash Flow Information:
Income taxes paid	$5,429	$1,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Financial Information

The accompanying condensed consolidated financial statements include the accounts of Knight Transportation, Inc., and its wholly owned subsidiaries. References in this Report on Form 10-Q to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.  Stock-Based Compensation

Stock-Based Compensation - At March 31, 2006, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan"). On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values.

In the first quarter of 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $675,000. Stock-based compensation expense recognized in the first quarter of 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense caused income before income taxes to decrease by approximately $675,000, net income to decrease by approximately $405,000, and basic and diluted earnings per share to decrease by less than $0.005 per share in the first quarter of 2006. We received $848,000 and $709,000 cash from the exercise of stock options during the three month periods ended March 31, 2006 and March 31, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $430,000 and $545,000, respectively. Cash provided by operating activities for the first quarter of 2006 decreased and cash provided by financing activities increased by approximately $430,000 related to tax benefits from stock-based payment arrangements. Pursuant to SFAS 123R prior period amounts have not been restated.

INDEX

Prior to SFAS 123R we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods we elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month period ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005

Net income	$12,757
Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(284)
Net income, including the effect of stock-based compensation expense	$12,473
Basic earnings per share:
As reported	$0.15
Pro forma	$0.15
Diluted earnings per share:
As reported	$0.15
Pro forma	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended March 31,

	2006	2005

Dividend yield (1)	.37%	.30%

Expected volatility (2)	31.86%	48.00%

Risk-free interest rate (3)	4.71%	4.00%

Expected terms (4)	7.35 years	6.00 years

Weighted average fair value of options granted	$8.80	$7.30

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.

(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.

INDEX

(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Committee may award incentive stock options, non-qualified stock options and restricted stock grants. Vesting schedules for options are set by the Committee. The term of a stock option may not exceed ten years. Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange. Stock options are subject to a vesting schedule which is set by the Committee and generally ranges from between three to eight years based upon graded vesting, depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability or retirement. Stock options may not be repriced. The 2003 Plan originally reserved 1,500,000 shares for the grant of options, as adjusted for stock splits. In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6,000,000 shares, as adjusted for stock splits. The 2003 Plan will terminate on February 5, 2013. We currently have no policy regarding the repurchase of shares on the open market.

As of March 31, 2006 there was $13.0 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan. That cost is expected to be recognized over a seven year period.

A summary of the award activity under the 2003 Plan as of March 31, 2006, and changes during the three month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)

Outstanding 12/31/2005	4,562,511	10.68

Granted	12,000	20.64

Exercised	(142,036)	5.97

Forfeited	(131,704)	4.98

Outstanding as of 3/31/06	4,300,771	11.01

A summary of the activity for unvested share awards as of March 31, 2006, and changes during the three month period is presented below:

	Unvested Option Totals	Weighted Average Exercise Price Per Share ($)

Unvested Outstanding 12/31/2005	2,747,286	11.58

Granted	12,000	20.64

Vested	(31,072)	11.00

Forfeited	(43,955)	10.95

Unvested Outstanding as of 3/31/06	2,684,259	11.64

INDEX

The following table summarizes information about the stock options to purchase our common stock at March 31, 2006:

Range of Exercise Prices ($)	Number Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share ($)	Number Exercisable	Weighted Avg. Exercise Price Per Share for Exercisable ($)

2.50 - 10.00	1,295,459	4.81	5.22	768,635	4.02
10.01 - 15.00	1,933,636	8.16	12.13	75,376	12.11
15.01 - 25.00	1,071,676	9.36	16.01	772,501	15.69
Overall Total	4,300,771	7.45	11.01	1,616,512	9.98

Note 3.  Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2006 and 2005, respectively, is as follows:

	Three Months Ended March 31,

	2006	2005

Weighted average common shares outstanding - basic	85,752	85,121

Effect of stock options	1,508	1,926

Weighted average common share and common share equivalents outstanding - diluted	87,260	87,047

Net income	$15,832	$12,757

Earnings per common share and common share equivalent
Basic	$0.18	$0.15
Diluted	$0.18	$0.15

At March 31, 2006, options to purchase 7,500 shares of common stock were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

INDEX

Note 4.  Segment Information

Although we have many service centers, we have determined that we have one reportable segment. All of the service centers are managed based on regions in the United States in which we operate. Each of these service centers has similar economic characteristics as they all provide short to medium-haul truckload carrier services of general commodities to a similar class of customers. In addition, each service center exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, we have determined that it is appropriate to aggregate our service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, we have not presented separate financial information for each of our service centers. Furthermore, we have not presented separate financial information for our recently initiated brokerage subsidiary, although it qualifies as a segment, because its results of operations are relatively immaterial. For the quarter ended March 31, 2006, total revenue, net income, and assets of the brokerage subsidiary accounted for less than one percent of our consolidated totals.

Note 5.  New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage). This statement is effective and was adopted on January 1, 2006. The adoption of SFAS No. 151 has not had a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29". SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective and was adopted on January 1, 2006. The adoption of SFAS No. 153 has not had a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154: "Accounting Changes and Error Corrections" to replace APB Opinion No. 20 "Accounting Changes", and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This statement changes the accounting treatment and reporting of a change in accounting principle, and redefines restatement. SFAS No. 154 defines and requires retrospective application to prior period financial statements for changes in accounting principles, and applies to all voluntary changes as well as changes required by accounting pronouncements when no specific transition provisions are provided. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has not had a material effect on our consolidated financial statements.

INDEX

Note 7.  Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 8.  Stock Split

On December 23, 2005, we affected a 3-for-2 stock split. Earnings per share for all periods presented have been adjusted to reflect the stock split.

Note 9.  Dividend

In March 2006, we declared a cash dividend of $.02 per share on our common stock. The dividend was payable to shareholders of record on March 23, 2006, and was paid on March 31, 2006. We also declared cash dividends in all four quarters of 2005. The dividend declared in the fourth quarter of 2005 was paid on February 14, 2006, thus two cash dividend payments were made in the first quarter of 2006. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 10. Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments. Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total, equaling to approximately 1.9% ownership.  In the first quarter of 2006, we increased the commitment amount to $5.5 million. We also made contributions of approximately $800,000 during the period. From inception to March 31, 2006, we have made contributions of $3.2 million, which represents an ownership interest of approximately 2.0%. Contributions to TRP are accounted for using the cost method.

Note 11. Acquisition

On August 12, 2005, we acquired 100% of the stock of Edwards Bros., Inc. ("Edwards Bros."), an Idaho based temperature controlled truckload carrier. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board statement number 141 (SFAS No. 141), "Business Combinations". Goodwill has been recorded on the balance sheet for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in our results of operations since the acquisition date. In addition to the purchase price, the purchase agreement set forth certain conditions upon which an earn-out adjustment to the purchase price may be needed. The final settlement for the earn-out was paid in the first quarter of 2006, which is reflected as an increase in goodwill.

INDEX

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains forward-looking statements that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled "Item 1A. Risk Factors," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Introduction

Business Overview

We are primarily a truckload carrier headquartered in Phoenix, Arizona. We transport general commodities for shippers, throughout the United States. We provide regional truckload carrier services from our dry van service centers and from our temperature controlled service centers. During 2005 we began providing brokerage services. The results of the brokerage activities were relatively immaterial for the first quarter of 2006 and therefore a detailed discussion of the financial results of these operations will not be separately presented. As of March 31, 2006, we operated 28 regional service centers - 22 dry van service centers, three temperature controlled service centers, and three brokerage service centers.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the first quarter of 2006 we opened dry van service centers in Seattle, Washington and Minneapolis, Minnesota, a temperature controlled service center in Green Bay, Wisconsin, and a brokerage service center in Kansas City, Kansas. Based on our current expectations concerning the economy, we anticipate opening two to four additional regional service centers in 2006 and adding approximately 430 new tractors system-wide during the reminder of 2006. As part of our growth strategy, we also periodically evaluate acquisition opportunities, and we will continue to consider acquisitions that meet our financial and operating criteria.

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

INDEX

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended March 31, 2006, our results of operations improved as follows versus the same period in 2005:

•	Revenue, before fuel surcharge, increased 16.4%, to $129.3 million from $111.1 million;

•	Net income increased 24.1%, to $15.8 million from $12.8 million; and

•	Net income per diluted share increased 23.8% to $0.18 from $0.15.

During the first quarter of 2006, our revenue growth was driven by a combination of fleet expansion at new and existing service centers and increased revenue per mile. Average revenue per loaded mile (excluding fuel surcharge) increased 2.0%, to $1.668 from $1.635 in the first quarter of 2005. Non-revenue miles also improved slightly to 12.2% in the first quarter of 2006, from 12.4% in the first quarter of 2005. These improvements were balanced by a decrease in average miles per tractor. Overall, these changes did not have a material impact on our average revenue per tractor per week, which decreased by less than 1.0% to $2,984 in the first quarter of 2006 from $3,003 in the same quarter of 2005. We also benefited from the opening of new service centers and increasing business at our existing centers. Our operating ratio (net of fuel surcharge) of 79.8% for the period ended March 31, 2006, represents a 120 basis point improvement from the same period of 2005.

Positive results in insurance and claims, used equipment sales, and fuel surcharge collection, as well as our constant focus on cost controls, more than overcame expense increases relating to recording stock option expenses, higher prices of revenue equipment and diesel fuel, declining fuel efficiency due to emissions control regulations, and increases in driver compensation.

During the quarter, average tractors operated increased 16.3% over the first quarter of 2005. For the quarter ended March 31, 2006, we generated $39.3 million in cash flow from operations and used $27.2 million for net capital expenditures. At March 31, 2006, our balance sheet reflected $27.8 million in cash, $2.9 million in short-term investments, zero debt, and $369.0 million in shareholders’ equity.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the quarters ended March 31, 2006 and 2005. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

INDEX

	Quarter Ended March 31, (Total revenue)		Quarter Ended March 31, (Revenue before fuel surcharge and expenses net of fuel surcharge)

	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	29.0	30.2	33.4	33.2
Fuel	24.2	21.1	12.6	13.3
Operations and maintenance	6.3	6.3	7.3	6.9
Insurance and claims	3.9	5.2	4.4	5.7
Operating taxes and licenses	2.2	2.4	2.5	2.7
Communications	0.9	0.8	1.0	0.9
Depreciation and amortization	9.8	10.1	11.3	11.1
Lease expense - revenue equipment	0.1	-	0.1	-
Purchased transportation	5.3	5.3	6.1	5.8
Miscellaneous operating expenses	0.8	1.3	1.1	1.4
Total operating expenses	82.5	82.7	79.8	81.0
Income from operations	17.5	17.3	20.2	19.0
Net interest & other income	0.2	0.1	0.2	0.1
Income before income taxes	17.7	17.4	20.4	19.1
Income taxes	7.1	7.0	8.2	7.6
Net income	10.6%	10.4%	12.2%	11.5%

There are minor rounding differences in the above table.

A discussion of our results of operations for the three month period ended March 31, 2006 and 2005 is set forth below.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Total revenue for the quarter ended March 31, 2006 increased 22.0% to $149.0 million from $122.2 million for the same period in 2005. Total revenue included $19.7 million of fuel surcharge revenue in the 2006 period compared to $11.1 million in the 2005 period. In discussing our results of operations we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased by 16.4% to $129.3 million in the quarter ended March 31, 2006 from $111.1 million for the same period in 2005. The increase is due to the combination of increased business at our existing centers, opening of new service centers, the acquisition of Edwards Bros. in the third quarter of 2005, and the opening of our brokerage subsidiary. Our average tractor fleet grew to 3,290 tractors for the quarter ended March 31, 2006, from 2,830 tractors for the quarter ended March 31, 2005, a 16.3% increase. Average fleet growth was in line with growth in revenue before fuel surcharge because average revenue (before surcharge) per tractor remained essentially constant.

INDEX

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased slightly to 33.4% for the quarter ended March 31, 2005, from 33.2% for the same period in 2005. For the quarter ended March 31, 2006 salaries and wages included a $675,367 stock option expense associated with the adoption of SFAS 123R, which became effective January 1, 2006. For our employees, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income. The increase in salary and wages associated with stock option expensing and an approximately $0.01 per mile driver pay increase in the first quarter of 2006 was offset by lowered workers' compensation expense resulting from fewer injury claims for the quarter ended March 31, 2006 compared to the same quarter in 2005.

Fuel expense, net of fuel surcharge, decreased as a percentage of revenue, before fuel surcharge, to 12.6% for the quarter ended March 31, 2006, from 13.3% for the same period in 2005. The decrease in net fuel expense is primarily due to an increase in fuel surcharge billed to our customers. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. Fuel surcharge revenue was $19.7 million for the quarter ended March 31, 2006, compared to $11.1 million for the same period in 2005. Gross fuel expense, as a percentage of total revenue, including fuel surcharge increased to 24.2% for the quarter ended March 31, 2006, from 21.1% for the same quarter in 2005. While most of our customer contracts contain fuel surcharge agreements, such agreements do not always fully offset the increase in the cost of fuel.

Operations and maintenance expense increased, as a percentage of revenue, before fuel surcharge, to 7.3% for the quarter ended March 31, 2006, compared to 6.9% for the same period in 2005. The increase is primarily due to preparation costs associated with the sale and trading of used equipment. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 4.4% for the quarter ended March 31, 2006, compared to 5.7% for the same quarter in 2005. The decrease is attributed to improved claims experience. We benefited from a reduction of the number of preventable accidents and decreased accident severity.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.5% for the quarter ended March 31, 2006, from 2.7% for the same quarter in 2005. The decrease is attributable to improved revenue per mile.

Communications expenses as a percentage of revenue, before fuel surcharge, increased slightly to 1.0% for the quarter ended March 31, 2006, from 0.9% for the same quarter in 2005. The increase is due to the implementation of new equipment tracking devices which incur monthly services fees.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased slightly to 11.3% for the quarter ended March 31, 2006 from 11.1% for the same quarter in 2005. The increase is partly due to a decrease in average miles per tractor during the quarter. The percentage of our fleet comprised of company-owned vehicles also increased, resulting in additional units to be depreciated. At March 31, 2006, 93.1% of our fleet was comprised of company-owned vehicles, compared to 92.0% at March 31, 2005.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, increased to 0.1% for the quarter ended March 31, 2006, from zero for the same quarter in 2005. The leased equipment was acquired through the acquisition of Edwards Bros. in 2005. As of March 31, 2006, there were 26 tractors under operating leases.

INDEX

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 6.1% for the quarter ended March 31, 2006, compared to 5.8% for the same quarter in 2005. Purchased transportation represents the amount an independent contractor is paid to haul freight for us on a mutually agreed upon per-mile basis. The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which began operations in the third quarter of 2005. Although purchased transportation expense as a percentage of revenue, before fuel surcharge, increased during the first quarter of 2006, purchased transportation expense as a percentage of total revenue, including fuel surcharge, remained constant for the first quarters of 2006 and 2005, respectively. As of March 31, 2006, our total fleet included 228 tractors owned and operated by independent contractors, compared to 230 tractors owned and operated by independent contractors at March 31, 2005.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.1% for the quarter ended March 31, 2006, from 1.4% for the same quarter in 2005. Gains from sale of used equipment are included under miscellaneous operating expenses. For the quarter ended March 31, 2006, gains from sale of equipment increased to $1.8 million, from $629,000 in the same quarter a year ago. Excluding the gains from sale of used equipment, miscellaneous operating expenses increased to 2.5% for the quarter ended March 31, 2006, from 2.0% in the same quarter in 2005. This increase is primarily due to additional expenditures related to technology improvements, and higher legal and professional fees.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) improved to 79.8% for the quarter ended March 31, 2006, compared to 81.0% for same quarter in 2005.

Interest income increased to 0.2% of revenue, before fuel surcharge, for the quarter ended March 31, 2006, compared to 0.1% for the same quarter in 2005. We had no outstanding debt at March 31, 2006 or 2005.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for both the 2006 and 2005 quarters. As a percentage of revenue, before fuel surcharge, income tax expense increased to 8.2% for the quarter ended March 31, 2006, from 7.6% for the same quarter in 2005. The increase was primarily due to the increase in our taxable income for reporting purposes.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 12.2% for the quarter ended March 31, 2006, compared to 11.5% for the same quarter in 2005.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations.

Net cash provided by operating activities was approximately $39.3 million for the quarter ended March 31, 2006, compared to $25.8 million for the same period in 2005. The increase for the 2006 period was primarily due to an $11.1 million decrease in trade receivables, along with an increase of approximately $3.1 million in net income.

Net cash used in investing activities increased to $28.1 million in the 2006 period from $13.2 million in the 2005 period, reflecting continued investment in revenue equipment to support our growth. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales and trade-ins, totaled approximately $27.2 million for the quarter ended March 31, 2006. We currently anticipate capital expenditures, net of equipment sales and trade-ins, of approximately $90 million for the reminder of 2006. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

INDEX

Net cash used in financing activities was approximately $2.2 million for the quarter ended March 31, 2006, compared to net cash provided by financing of approximately $709,000 for same period in 2005. The primary purpose of the cash used in financing for the period ended March 31, 2006 was to pay two cash dividend distributions made during the period. The dividend declared in the fourth quarter of 2005 was paid on February 14, 2006, and the dividend declared in the first quarter of 2006 was paid on March 31, 2006, totaling approximately $3.4 million.

At March 31, 2006, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At March 31, 2006, the line of credit consisted solely of issued but unused letters of credit totaling approximately $22.2 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2006.

As of March 31, 2006, we held $27.8 million in cash and cash equivalents, and $2.9 million in short term investments. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At March 31, 2006, we had 26 tractors held under operating leases. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item “lease expense - revenue equipment.”

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery.

INDEX

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

Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change over time. The level of our self-insured retention for personal injury and property damage claims is at $1.5 million.

Accounting for Income Taxes. Management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

We currently do not use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

INDEX

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at March 31, 2006, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases. As of March 31, 2006, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 4.      Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected.

INDEX

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters.

Item 1A.      Risk Factors

There are no material changes from the Risk Factors previously disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.      Other Information

Not Applicable

Item 6.      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)

INDEX

	(3.2.1)	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)

	(3.2.2)	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference from Exhibit 1 to the Company's Proxy Statement filed April 4, 2003 on Schedule 14A.)

	(4.3.1)	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)

Exhibit 31		Section 302 Certifications

	(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.

	(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company’s Chief Executive Officer.

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 9, 2006	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 9, 2006	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant

INDEX