Form 10-Q
period 2006-06-30
KNIGHT TRANSPORTATION INC
filed 2006-08-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [X] No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of June 30, 2006 was 85,863,811 shares.

KNIGHT TRANSPORTATION, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) As of June 30, 2006 and December 31, 2005 (In thousands)

	June 30, 2006	December 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$17,973	$18,809
Short-term investments	5,176	2,278
Accounts receivable, net	77,983	79,848
Notes receivable, net	277	241
Inventories and supplies	3,656	3,355
Prepaid expenses	8,670	7,156
Restricted cash	-	211
Deferred tax asset	8,244	8,533

Total current assets	121,979	120,431

Property and Equipment:
Land and improvements	20,145	18,163
Buildings and improvements	35,528	34,482
Furniture and fixtures	6,418	7,518
Shop and service equipment	3,192	2,803
Revenue equipment	461,513	430,048
Leasehold improvements	422	378

	527,218	493,392
Less: Accumulated depreciation and amortization	(141,465)	(141,053)

Property and equipment, net	385,753	352,339

Notes receivable - long-term	376	344
Goodwill	8,439	8,119
Other assets & restricted cash	4,400	2,594

	$520,947	$483,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of June 30, 2006 and December 31, 2005 (In thousands, except par values)

	June 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,668	$7,464
Accrued payroll	6,641	5,452
Accrued liabilities	16,468	13,307
Claims accrual	23,049	26,155
Other current liabilities	-	211
Dividend payable	-	1,713

Total current liabilities	55,826	54,302

Deferred tax liabilities	78,149	76,597

Total liabilities	133,975	130,899

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 85,864 and 85,666 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	859	857
Additional paid-in capital	90,672	87,148
Retained earnings	295,441	264,923

Total shareholders' equity	386,972	352,928

	$520,947	$483,827

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Revenue, before fuel surcharge	$140,372	$119,722	$269,711	$230,797
Fuel surcharge	25,395	14,145	45,108	25,252
Total revenue	165,767	133,867	314,819	256,049
OPERATING EXPENSES:
Salaries, wages and benefits	47,861	39,196	91,063	76,114
Fuel	43,224	30,192	79,247	56,033
Operations and maintenance	8,286	8,171	17,714	15,803
Insurance and claims	6,108	5,940	11,862	12,304
Operating taxes and licenses	3,341	2,964	6,592	5,894
Communications	1,428	952	2,737	1,927
Depreciation and amortization	14,993	12,786	29,593	25,096
Lease expense - revenue equipment	108	-	217	-
Purchased transportation	9,832	7,127	17,738	13,611
Miscellaneous operating expenses	658	1,725	2,030	3,305
Total operating expenses	135,839	109,053	258,793	210,087

Income from operations	29,928	24,814	56,026	45,962

Interest and investment income	293	143	577	253

Income before income taxes	30,221	24,957	56,603	46,215

Income taxes	(12,100)	(10,000)	(22,650)	(18,500)

Net income	$18,121	$14,957	$33,953	$27,715

Earnings per common share and common share equivalent:
Basic	$0.21	$0.18	$0.40	$0.33
Diluted	$0.21	$0.17	$0.39	$0.32

Weighted average number of common shares and common share equivalents outstanding:
Basic	85,830	85,223	85,788	85,172
Diluted	87,113	86,966	87,141	87,020

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$33,953	$27,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,593	25,096
Gain on sales of equipment	(4,726)	(1,320)
Non-cash compensation expense for issuance of stock to certain members of board of directors	33	15
Provision for allowance for doubtful accounts	(57)	(65)
Tax benefit on stock option exercises	-	844
Tax benefits related to stock-based compensation	(733)	-
Stock option expense	1,604	-
Deferred income taxes	1,842	(965)
Changes in assets and liabilities:
(Increase) in short-term investments	(2,898)	-
Decrease (increase) in trade receivables	1,922	(5,840)
(Increase) in inventories and supplies	(301)	(745)
(Increase) in prepaid expenses	(1,514)	(1,469)
Decrease in income tax receivable	-	3,216
(Increase) decrease in other assets	(126)	598
Increase (decrease) in accounts payable	1,340	(1,781)
Increase in accrued liabilities, claims accrual and other	1,766	7,986

Net cash provided by operating activities	61,698	53,285

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(83,390)	(43,646)
Proceeds from sales of equipment	25,974	6,050
Increase in notes receivable	(69)	(180)
Acquisition-related contingent payment	(320)	-
(Increase) in restricted cash	(384)	-
TRP investment	(1,085)	-

Net cash used in investing activities	(59,274)	(37,776)

Continued

INDEX

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)
	Six Months Ended June 30,

	2006	2005
CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid	(5,148)	(1,136)
Tax benefits related to stock-based compensation	733	-
Proceeds from exercise of stock options	1,155	1,193

Net cash (used in) provided by financing activities	(3,260)	57

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(836)	15,566
CASH AND CASH EQUIVALENTS, beginning of period	18,809	25,357

CASH AND CASH EQUIVALENTS, end of period	$17,973	$40,923

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$2,765	$1,277

Cash Flow Information:
Income taxes paid	$21,294	$10,851

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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

The accompanying condensed consolidated financial statements of Knight Transportation, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.  Stock-Based Compensation

Stock-Based Compensation - At June 30, 2006, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan"). On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values.

For the three-month and six-month periods ended June 30, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $928,000 and $1,604,000, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized for the six months ended June 30, 2006 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense caused net income to decrease by approximately $570,000 and $970,000, and basic and diluted earnings per share to decrease by $0.007 and $0.011 per share for the three-month and six-month periods ended June 30, 2006, respectively.

We received $1,155,000 cash from the exercise of stock options during the six-month periods ended June 30, 2006. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the three-month and six-month periods ended June 30, 2006 was approximately $303,000 and $733,000, respectively. The actual tax benefit realized in 2006 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount. Pursuant to SFAS 123R prior period amounts have not been restated.

INDEX

Prior to SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods we elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and six-month periods ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$14,957	$27,715

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(646)	(930)

Pro forma net income	$14,311	$26,785

Basic earnings per share:
As reported	$0.18	$0.33
Pro forma	$0.17	$0.31

Diluted earnings per share:
As reported	$0.17	$0.32
Pro forma	$0.16	$0.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Quarter Ended June 30,

	2006	2005

Dividend yield (1)	.43%	.30%

Expected volatility (2)	32.38%	48.00%

Risk-free interest rate (3)	5.08%	4.00%

Expected terms (4)	8.11 years	6.40 years

Weighted average fair value of options granted	$8.65	$7.23

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.

(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.

INDEX

(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Committee may award incentive stock options, non-qualified stock options and restricted stock grants. Vesting schedules for options are set by the Committee. The term of a stock option may not exceed ten years. Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange. Stock options are subject to a vesting schedule which is set by the Committee and generally ranges from three to eight years based upon graded vesting, depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability or retirement. Stock options may not be repriced. The 2003 Plan originally reserved 1,500,000 shares for the grant of options, as adjusted for stock splits. In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6,000,000 shares, as adjusted for stock splits. The 2003 Plan will terminate on February 5, 2013. We currently have no policy regarding the repurchase of shares on the open market.

As of June 30, 2006, there was $18.9 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan. That cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

A summary of the award activity under the 2003 Plan as of June 30, 2006, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)

Outstanding 12/31/2005	4,562,511	10.68

Granted	780,960	18.70

Exercised	(196,136)	6.00

Forfeited	(149,338)	10.95

Outstanding as of 6/30/06	4,997,997	12.26

A summary of the activity for unvested share awards as of June 30, 2006, and changes during the three-month period is presented below:

	Unvested Option Totals	Weighted Average Exercise Price Per Share ($)

Unvested Outstanding 3/31/06	2,684,259	11.64

Granted	768,960	18.67

Vested	(178,079)	9.48

Forfeited	(13,839)	12.87

Unvested Outstanding as of 6/30/06	3,261,301	13.42

INDEX

The following table summarizes information about the stock options to purchase our common stock at June 30, 2006:

Range of Exercise Prices ($)	Number Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share ($)	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable ($)

0.00 - 10.00	1,230,739	4.56	5.19	854,994	4.67
10.01 - 15.00	1,921,972	7.83	12.12	91,201	12.05
15.01 - 25.00	1,845,286	9.44	17.11	790,501	15.70
Overall Total	4,997,997	7.62	12.26	1,736,696	10.08

As of June 30, 2006, the total intrinsic value of options exercised during the six month period was approximately $2.0 million. Based on the market price as of June 30, 2006, the total intrinsic value of options outstanding at of the end of the current reporting period is approximately $39.7 million, and the total intrinsic value of options exercisable as of June 30, 2006 is approximately $17.6 million.

Note 3.  Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted average common shares outstanding - basic	85,830	85,223	85,788	85,172

Effect of stock options	1,283	1,743	1,353	1,848

Weighted average common share and common share equivalents outstanding - diluted	87,113	86,966	87,141	87,020

Net income	$18,121	$14,957	$33,953	$27,715

Earnings per common share and common share equivalent
Basic	$0.21	$0.18	$0.40	$0.33
Diluted	$0.21	$0.17	$0.39	$0.32

At June 30, 2006, options to purchase 20,750 shares of common stock were excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

INDEX

Note 4.      Segment Information

While we have many service centers, we have determined that we have two operating segments, consisting of (i) our dry van and refrigerated, and (ii) brokerage lines of business. All of the dry-van and refrigerated service centers are managed based on regions in the United States in which we operate. Each of these service centers has similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. In addition, each of these service centers exhibits similar financial performance, including average revenue per mile and operating ratio. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage subsidiary. The subsidiary qualifies as an operating segment under SFAS No. 131; however, because its results of operations are not material to the consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in SFAS No. 131, we have not presented separate financial information. For the three months and six months ended June 30, 2006, our brokerage subsidiary accounted for less than 2.0% of our consolidated revenue, and less than 1.0% of consolidated net income and consolidated assets.

Note 5.      New Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48. However, we do not expect FIN No. 48 to have a material effect on our consolidated financial statements.

Note 6.      Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.      Dividends

On May 30, 2006, we declared a cash dividend of $0.02 per share of our common stock. The dividend was payable to shareholders of record on June 12, 2006, and was paid on June 30, 2006. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.  Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments. Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total, resulting in a 1.9% ownership.  In the first quarter of 2006, we increased the commitment amount to $5.5 million. We also made contributions of approximately $280,000 in the current quarter, resulting in a 2.0% ownership as of June 30, 2006. The outstanding commitment to TRP is approximately $2.3 million at the end of the quarter.

INDEX

Note 9.      Assets Held for Sale

Included in Revenue Equipment is $7.3 million of assets that will not be utilized in continuing operations and are being held for sale. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.     Acquisition

On August 12, 2005, we acquired 100% of the stock of Edwards Bros., Inc. ("Edwards Bros."), an Idaho based temperature controlled truckload carrier. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with SFAS No. 141 "Business Combinations" ("SFAS No. 141"). Goodwill has been recorded on the balance sheet for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in our results of operations since the acquisition date. In addition to the purchase price, the purchase agreement set forth certain conditions upon which an earn-out adjustment to the purchase price may be needed. The final earn-out settlement of $320,000 was paid in the first quarter of 2006, which is reflected as an increase in goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains forward-looking statements that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Introduction

Business Overview

We are primarily a truckload carrier headquartered in Phoenix, Arizona. We transport general commodities for shippers throughout the United States. We provide regional truckload carrier services from our dry van and temperature controlled service centers. During 2005 we began providing brokerage services. The results of the brokerage activities were relatively immaterial for the first six months of 2006 and therefore a detailed discussion of the financial results of these operations will not be separately presented. As of June 30, 2006, we operated 30 regional service centers - 23 dry van service centers, three temperature controlled service centers, and four brokerage service centers.

INDEX

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the current quarter we opened dry van service centers in Minneapolis, Minnesota, and Tulsa, Oklahoma, and a brokerage service center in Chicago, Illinois. Our expectation is to grow our fleet by approximately 200 to 250 trucks over the remainder of the year. As part of our growth strategy, we also periodically evaluate acquisition opportunities, and we will continue to consider acquisitions that meet our financial and operating criteria.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisition and disposition, including any related gains or losses, are important elements of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended June 30, 2006, our results of operations improved as follows versus the same period in 2005:

•	Revenue, before fuel surcharge, increased 17.2%, to $140.4 million from $119.7 million;

•	Net income increased 21.2%, to $18.1 million from $15.0 million; and

•	Net income per diluted share increased 23.5%, to $0.21 from $0.17.

During the second quarter of 2006, revenue growth was driven by a combination of fleet expansion and increased revenue per mile. Average revenue per loaded mile (excluding fuel surcharge) increased 4.9%, to $1.701 from $1.622 in the second quarter of 2005. Non-revenue miles increased slightly to 11.9% in the second quarter of 2006, from 11.7% in the second quarter of 2005. Lack of qualified drivers had a negative impact on seating our growth tractors in the quarter, and contributed to the 3.9% decrease in average miles per tractor. Overall, the increase in revenue per mile and the decrease in utilization did not have a material impact on our average revenue per tractor per week, which remained relatively flat at $3,146 in the second quarter 2006, compared to $3,131 in the same quarter last year. Our operating ratio (net of fuel surcharge) of 78.7% for the quarter ended June 30, 2006, represents a 60 basis point improvement from the same period of 2005.

INDEX

During the quarter, average tractors operated increased 14.7% compared to the second quarter of 2005, an increase of 431 tractors. We expanded our fleet by 98 tractors compared to the first quarter of 2006. For the quarter, we invested $30.2 million in net capital expenditures. At June 30, 2006, our balance sheet reflected $18.0 million in cash, $5.2 million in short-term investments, zero debt, and $387.0 million in shareholders' equity.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and six-month periods ended June 30, 2006 and 2005. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(Total revenue) Three-Month Period Ended June 30,		(Revenue before fuel surcharge) Three-Month Period Ended June 30,		(Total revenue) Six-Month Period Ended June 30,		(Revenue before fuel surcharge) Six-Month Period Ended June 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	28.9	29.3	34.0	32.7	28.9	29.7	33.8	33.0
Fuel	26.1	22.6	12.7	13.4	25.2	21.9	12.7	13.3
Operations and maintenance	5.0	6.1	5.9	6.8	5.6	6.2	6.6	6.8
Insurance and claims	3.7	4.4	4.4	5.0	3.8	4.8	4.4	5.3
Operating taxes and licenses	2.0	2.2	2.4	2.5	2.1	2.3	2.4	2.6
Communications	0.9	0.7	1.0	0.8	0.9	0.8	1.0	0.9
Depreciation and amortization	9.0	9.6	10.7	10.7	9.4	9.8	10.9	10.9
Lease expense - revenue equipment	0.1	0.0	0.1	0.0	0.1	0.0	0.1	0.0
Purchased transportation	5.8	5.3	7.0	6.0	5.6	5.3	6.6	5.9
Miscellaneous operating expenses	0.4	1.3	0.5	1.4	0.6	1.3	0.7	1.4
Total operating expenses	81.9	81.5	78.7	79.3	82.2	82.1	79.2	80.1
Income from operations	18.1	18.5	21.3	20.7	17.8	17.9	20.8	19.9
Net interest income	0.1	0.1	0.2	0.1	0.2	0.1	0.2	0.1
Income before income taxes	18.2	18.6	21.5	20.8	18.0	18.0	21.0	20.0
Income taxes	7.3	7.5	8.6	8.3	7.2	7.2	8.4	8.0
Net income	10.9%	11.1%	12.9%	12.5%	10.8%	10.8%	12.6%	12.0%

____________________________
There are minor rounding differences in the above table.

A discussion of our results of operations for the six- and three-month periods ended June 30, 2006 and 2005 is set forth below.

INDEX

Comparison of Six Months and Three Months Ended June 30, 2006 to Six Months and Three Months Ended June 30, 2005

Total revenue for the six months ended June 30, 2006 increased 23.0% to $314.8 million from $256.0 million for the same period in 2005. Total revenue included $45.1 million of fuel surcharge revenue in the 2006 period compared to $25.3 million in the 2005 period. Our total revenue for the quarter ended June 30, 2006 increased 23.8% to $165.8 million from $133.9 million for the same quarter in 2005. Total revenue included $25.4 million of fuel surcharge revenue in the 2006 quarter compared to $14.1 million in the 2005 quarter. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 16.9% to $269.7 million for six months ended June 30, 2006 from $230.8 million for the same period in 2005. Revenue, before fuel surcharge, increased 17.2% to $140.4 million in the quarter ended June 30, 2005 from $119.7 million for the same period in 2005. These increases are due to the combination of increased revenue per mile, opening of new service centers, the acquisition of Edwards Bros. in the third quarter of 2005, and the opening of our brokerage subsidiary, also in the third quarter of 2005. Our average tractor fleet grew to 3,324 tractors for the six months ended June 30, 2006, from 2,879 tractors for the same period 2005, a 15.5% increase. Average fleet growth was in line with growth in revenue before fuel surcharge because average revenue, before surcharge, per tractor remained essentially constant.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 33.8% for the six months ended June 30, 2006, from 33.0% for the same period in 2005. Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 34.0% for the quarter ended June 30, 2006, compared to 32.7% for the same period in 2005. The increase is mostly due to stock option expense associated with the adoption of SFAS 123R, which became effective January 1, 2006. Stock option expense was $0.9 million and $1.6 million for the three months and six months ended June 30, 2006, respectively. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income. The cost of recruiting, retaining, and compensating drivers continues to increase. Our driver pay increases were offset by lowered workers' compensation expense resulting from fewer injury claims for the quarter and the six months ended June 30, 2006 compared to the same periods in 2005.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 12.7% for the six months ended June 30, 2006, from 13.3% for the same period in 2005. For the quarter ended June 30, 2006, fuel expense, net of fuel surcharge, also decreased to 12.7%, from 13.4% for the same period in 2005. The decrease is mostly due to increase in fuel surcharge billed to our customers. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  Fuel surcharge revenue was $45.1 million for the six months ended June 30, 2006, compared to $25.3 million for the same period in 2005. For the quarter ended June 30, 2006, fuel surcharge revenue was $25.4 million compared to $14.1 million for the same quarter in 2005. While most of our customer contracts contain fuel surcharge agreements, such agreements do not always fully offset the increase in the cost of fuel. Gross fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 25.2% and 26.1%, respectively, for the six-month and three-month periods ended June 30, 2006, from 21.9% and 22.6%, respectively, for the same periods in 2005. We also expect fuel expense to increase in future periods as a result of high fuel prices and lower fuel efficiency due to stricter emissions control regulations.

INDEX

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 6.6% for the six months ended June 30, 2006, compared to 6.8% for the same period in 2005. For the quarter ended June 30, 2006, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 5.9%, compared to 6.8% for the same quarter in 2005. The decrease is primarily due to the reduction in the average age of our equipment and the increase in routine service and maintenance completed at our regional service centers. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.4% for the six months ended June 30, 2006, compared to 5.3% for the same period in 2005. For the quarter ended June 30, 2006, insurance and claims expense as a percentage of revenue, before fuel surcharge, also decreased to 4.4%, from 5.0% for the same period in 2005. These decreases were primarily due to overall reductions in the number and severity of claims during the 2006 periods compared to the 2005 periods.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.4% for the quarter and six months ended June 30, 2006, from 2.5% and 2.6% for the three-month and six-month periods ended June 30, 2005, respectively. The slight decrease is mainly due to improved revenue per mile.

Communications expenses as a percentage of revenue, before fuel surcharge, increased to 1.0% for the quarter and six months ended June 30, 2006, from 0.8% and 0.9% for the three-month and six-month periods ended June 30, 2005, respectively. The increase is due to the implementation of new equipment tracking devices, for which we incur monthly service fees.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, remained constant at 10.9% and 10.7% for the six-month and three-month periods ended June 30, 2006 and 2005, respectively. The percentage of our fleet comprised of company-owned vehicles increased to 93.5% at June 30, 2006, compared to 92.1% at June 30, 2005. Additional deprecation expense resulting from a greater number of company units was offset by increased revenue per mile.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, increased to 0.1% for the quarter and six months ended June 30, 2006, from zero for the same periods in 2005. The leased equipment was acquired through the acquisition of Edwards Bros. in the third quarter of 2005. As of June 30, 2006, there were 26 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 6.6% for the six months ended June 30, 2006, from 5.9% for the same period in 2005. For the quarter ended June 30, 2006, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 7.0%, from 6.0% for the same quarter in 2005. The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which began operations in the third quarter of 2005. Purchased transportation expense for our brokerage division was approximately $2.3 million for the quarter ended June 30, 2006, and $3.1 million for the six months ended June 30, 2006. Excluding purchased transportation expense from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 5.3% and 5.4% for the quarter and for the six months ended June 30, 2006, respectively. As of June 30, 2006, our total fleet included 222 tractors owned and operated by independent contractors, compared to 235 tractors owned and operated by independent contractors at June 30, 2005.

INDEX

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 0.5% and 0.7% for the quarter and six months ended June 30, 2006, respectively, compared to 1.4% for the same periods in 2005. Gains from sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment were $2.9 million and $4.7 million for the quarter and six months ended June 30, 2006, respectively, compared to $0.7 million and $1.3 million for the same quarter and six months of 2005. Excluding gains from sale of used equipment, miscellaneous operating expenses increased to 2.5% for the quarter and for the six months ended June 30, 2006, from 2.0% in the same periods in 2005. This increase is primarily due to additional expenditures related to technology improvements and higher legal and professional fees.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) improved to 79.2% for the six months ended June 30, 2006, from 80.1% for same period in 2005. For the quarter ended June 30, 2006, our operating ratio improved to 78.7% from 79.3% for same quarter in 2005.

Interest income increased to 0.2% of revenue, before fuel surcharge, for the quarter and for the six months ended June 30, 2006, compared to 0.1% for the same periods in 2005. We had no outstanding debt at June 30, 2006 or 2005.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for both the 2006 and 2005 periods. As a percentage of revenue, before fuel surcharge, income tax expense increased to 8.4% for the six months ended June 30, 2006, from 8.0% for the same period in 2005. For the quarter ended June 30, 2006, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 8.6% from 8.3% for the same quarter in 2005. The increase was primarily due to the increase in our pre-tax income.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 12.6% for the six months ended June 30, 2006, compared to 12.0% for the same period in 2005. For the quarter ended June 30, 2006, our net income, as a percentage of revenue before fuel surcharge, increased to 12.9%, compared to 12.5% in the same quarter in 2005.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations.

Net cash provided by operating activities was $61.7 million for the six months ended June 30, 2006, compared to $53.3 million for the same period in 2005. The increase for the 2006 period was primarily the result of an increase in revenue and the improvement in our operating ratio.

Net cash used in investing activities was $59.3 million for the six months ended June 30, 2006, compared to $37.8 million for the 2005 period, reflecting continued investment in revenue equipment to support our growth. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales and trade-ins, totaled approximately $57.4 million for the six months ended June 30, 2006, compared to $37.6 million for the same period in 2005. We currently anticipate capital expenditures, net of equipment sales and trade-ins, of approximately $70 million for the reminder of 2006. We expect that these capital expenditures will be used primarily to acquire new revenue equipment.

INDEX

Net cash used in financing activities was $3.3 million for the six months ended June 30, 2006, compared to net cash provided by financing of $0.1 million for same period in 2005. This change is due to an increase in cash dividend distributions made this year. Cash dividends in the amount of $5.1 million were distributed in the six months ended June 30, 2006, compared to $1.1 million distributed during the same period in 2005. The dividend declared in the fourth quarter of 2005 was paid on February 14, 2006, resulting in one additional distribution in 2006. We also declared a three-for-two stock split in December 2005, which effectively increased dividends paid by 50%.

At June 30, 2006, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At June 30, 2006, the line of credit consisted solely of issued but unused letters of credit totaling $23.7 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at June 30, 2006.

As of June 30, 2006, we held $18.0 million in cash and cash equivalents, and $5.2 million in short term investments. In connection with our self-insured workers compensation program, $0.6 million was set aside in an escrow account in June to meet statutory requirements. This cash is recorded under the line item "Other assets & restricted cash" on our balance sheet. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances and cash flows from operations. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At June 30, 2006, we had 26 tractors held under operating leases. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense - revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.

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

Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change over time. The level of our self-insured retention for personal injury and property damage claims is at $1.5 million. The self-insured retention for workers compensation is $0.5 million per occurrence.

Accounting for Income Taxes. Management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets would not be realized, a valuation allowance would have to be established for the amount of the deferred tax assets that were determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

INDEX

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at June 30, 2006, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases. As of June 30, 2006, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 4.      Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"), in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes to the risk factors previously disclosed in the 2005 Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 24, 2006. At the Annual Meeting, the shareholders elected Gary J. Knight, G.D. Madden, and Kathryn L. Munro to serve as Class II directors for a term of three years. The shareholders elected Richard J. Lehmann as a Class I director to fill a vacancy on the Board created by the resignation of Timothy M. Kohl, who resigned as a Class I director on February 8, 2006. Mr. Lehmann was elected for a term of two years. Donald Bliss, Michael Garnreiter, Kevin P. Knight, Randy Knight, and Mark Scudder continued as directors of the Company after the Annual Meeting.

Shareholders representing 76,640,798 shares, or approximately 89% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each director nominee follows:

	Votes For	Votes Withheld

Gary J. Knight	74,565,800	208,998
G.D. Madden	76,092,715	554,083
Kathryn L. Munro	69,426,186	396,842
Richard J. Lehmann	76,249,956	396,842

INDEX

At the Annual Meeting, the shareholders also voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. This proposal was approved with the following votes:

For:	76,598,005
Against:	7,951
Abstentions:	34,842
Broker non-votes:	0

Item 5.      Other Information

 Not Applicable

Item 6.       Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.2.1)	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2.2)	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference from Exhibit 1 to the Company's Proxy Statement filed April 4, 2003 on Schedule 14A.)

INDEX

	(4.3.1)	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)

Exhibit 31		Section 302 Certifications

	(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company's Chief Executive Officer.

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: August 8, 2006	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 8, 2006	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant

INDEX