Form 10-Q
period 2006-09-30
KNIGHT TRANSPORTATION INC
filed 2006-11-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of September 30, 2006 was 85,986,250 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) As of September 30, 2006 and December 31, 2005 (In thousands)

	September 30, 2006	December 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$10,668	$18,809
Short-term investments	6,463	2,278
Accounts receivable, net	84,004	79,848
Notes receivable, net	270	241
Other current assets	9,095	3,355
Prepaid expenses	7,683	7,156
Restricted cash	-	211
Deferred tax asset	8,190	8,533

Total current assets	126,373	120,431

Property and Equipment:
Land and improvements	20,059	18,163
Buildings and improvements	36,163	34,482
Furniture and fixtures	6,327	7,518
Shop and service equipment	3,655	2,803
Revenue equipment	481,157	430,048
Leasehold improvements	440	378

	547,801	493,392
Less: Accumulated depreciation and amortization	(144,304)	(141,053)

Property and equipment, net	403,497	352,339

Notes receivable - long-term	407	344
Goodwill	8,439	8,119
Other assets & restricted cash	5,218	2,594

	$543,934	$483,827

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of September 30, 2006 and December 31, 2005 (In thousands, except par values)

	September 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$12,389	$7,464
Accrued payroll	6,524	5,452
Accrued liabilities	16,283	13,307
Claims accrual	23,214	26,155
Other current liabilities	-	211
Dividend payable	-	1,713

Total current liabilities	58,410	54,302

Deferred tax liabilities	79,155	76,597

Total liabilities	137,565	130,899

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 85,986 and 85,666 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	860	857
Additional paid-in capital	92,936	87,148
Retained earnings	312,573	264,923

Total shareholders' equity	406,369	352,928

	$543,934	$483,827

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Revenue, before fuel surcharge	$146,555	$127,444	$416,266	$358,241
Fuel surcharge	28,117	18,744	73,225	43,996
Total revenue	174,672	146,188	489,491	402,237
OPERATING EXPENSES:
Salaries, wages and benefits	49,467	41,934	140,530	118,047
Fuel	45,528	37,051	124,775	93,084
Operations and maintenance	9,277	9,067	26,991	24,869
Insurance and claims	6,929	4,916	18,791	17,221
Operating taxes and licenses	3,423	3,112	10,015	9,006
Communications	1,397	1,009	4,134	2,936
Depreciation and amortization	15,449	13,328	45,041	38,423
Lease expense - revenue equipment	106	67	323	67
Purchased transportation	10,871	8,585	28,609	22,196
Miscellaneous operating expenses	1,616	2,107	3,646	5,415

Total operating expenses	144,063	121,176	402,855	331,264

Income from operations	30,609	25,012	86,636	70,973

Interest and investment income	301	188	878	442
Other income	-	551	-	551

Income before income taxes	30,910	25,751	87,514	71,966

Income taxes	(12,060)	(10,300)	(34,710)	(28,800)

Net income	$18,850	$15,451	$52,804	$43,166

Earnings per common share and common share equivalent:
Basic	$0.22	$0.18	$0.62	$0.51
Diluted	$0.22	$0.18	$0.61	$0.50

Weighted average number of common shares and common share equivalents outstanding:
Basic	85,895	85,298	85,823	85,215
Diluted	86,922	86,744	87,077	86,715

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$52,804	$43,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,041	38,423
Gain on sales of equipment	(6,832)	(1,783)
Gain on sale of investment	-	(551)
Non-cash compensation expense for issuance of stock to certain members of board of directors	80	35
Provision for allowance for doubtful accounts	293	(174)
Tax benefit on stock option exercises	-	1,198
Tax benefits related to stock-based compensation	(1,257)	-
Stock option expense	2,623	-
Deferred income taxes	2,901	(385)
Changes in assets and liabilities:
(Increase) in short-term investments	(4,185)	(18,580)
(Increase) in trade receivables	(4,448)	(10,333)
(Increase) in other current assets	(307)	(806)
(Increase) in prepaid expenses	(526)	(924)
Decrease in income tax receivable	-	3,216
(Increase) in other assets and restricted assets	(193)	(913)
(Decrease) in accounts payable	(1,778)	(412)
Increase in accrued liabilities, claims accrual and other	2,151	11,140

Net cash provided by operating activities	86,367	62,317

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(125,607)	(73,665)
Proceeds from sales of equipment	37,509	7,617
Increase in notes receivable	(93)	(253)
Acquisition-related contingent payment	(320)	(3,284)
Restricted cash received	-	(6,805)
Proceeds from sale of investment in Knight Flight Services	-	1,388
Proceeds from sale of investment in Concentrek, Inc.	-	2,795
Increase in restricted cash	(384)	-
Transportation Resource Partners investment	(1,836)	-

Net cash used in investing activities	(90,731)	(72,207)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)
	Nine Months Ended September 30,

	2006	2005
CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid	(6,866)	(2,273)
Tax benefits related to stock-based compensation	1,257	-
Payment of notes payable acquired	-	(6,819)
Proceeds from exercise of stock options	1,832	1,662

Net cash used in financing activities	(3,777)	(7,430)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,141)	(17,320)
CASH AND CASH EQUIVALENTS, beginning of period	18,809	23,155

CASH AND CASH EQUIVALENTS, end of period	$10,668	$5,835

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$8,604	$4,938

Cash Flow Information:
Income taxes paid	$30,371	$21,981

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

Note 2.     Stock-Based Compensation

Stock-Based Compensation - At September 30, 2006, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan"). On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values.

For the three-month and nine-month periods ended September 30, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $1.0 million and $2.6 million, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized for the nine months ended September 30, 2006, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense caused net income to decrease by approximately $0.6 million and $1.6 million, and basic and diluted earnings per share to decrease by $0.007 and $0.018 per share for the three-month and nine-month periods ended September 30, 2006, respectively.

We received $1.8 million in cash from the exercise of stock options during the nine-month period ended September 30, 2006. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the three-month and nine-month periods ended September 30, 2006, was approximately $0.5 million and $1.3 million respectively. The actual tax benefit realized in 2006 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount. Pursuant to SFAS 123R prior period amounts have not been restated.

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

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$15,451	$43,166

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(533)	(1,600)

Pro forma net income	$14,918	$41,566

Basic earnings per share:
As reported	$0.18	$0.51
Pro forma	$0.17	$0.49

Diluted earnings per share:
As reported	$0.18	$0.50
Pro forma	$0.17	$0.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield (1)	.45%	.30%	.43%	.30%
Expected volatility (2)	33.19%	48.00%	32.38%	48.00%
Risk-free interest rate (3)	4.68%	4.00%	5.07%	4.00%
Expected terms (4)	7.35 years	6.00 years	8.09 years	6.19 years
Weighted average fair value of options granted	$ 7.10	$ 7.66	$ 8.63	$ 7.44

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

Index

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, and restricted stock grants. Vesting schedules for options are set by the Compensation Committee and the term of a stock option may not exceed ten years. Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange. Stock options are subject to a vesting schedule that is set by the Compensation Committee and generally ranges from three to eight years based upon graded vesting, depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. Stock options may not be repriced. The 2003 Plan originally reserved 1,500,000 shares for the grant of options, as adjusted for stock splits. In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6,000,000 shares, as adjusted for stock splits. The 2003 Plan will terminate on February 5, 2013.

We currently do not have a policy regarding the repurchase of shares on the open market.

As of September 30, 2006, there was $18.0 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan. That cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

A summary of the award activity under the 2003 Plan as of September 30, 2006, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)

Outstanding 12/31/2005	4,562,511	10.68

Granted	793,510	18.67

Exercised	(315,063)	5.86

Forfeited	(322,548)	9.48

Outstanding as of 9/30/06	4,718,410	12.40

A summary of the activity for unvested share awards as of September 30, 2006, and changes during the three-month period is presented below:

	Unvested Option Totals	Weighted Average Exercise Price Per Share ($)

Unvested Outstanding 6/30/06	3,261,301	13.42

Granted	12,550	16.23

Vested	(342,136)	7.12

Forfeited	(133,774)	14.68

Unvested Outstanding as of 9/30/06	2,797,941	14.11

Index

The following table summarizes information about stock options to purchase our common stock at September 30, 2006:

Range of Exercise Prices ($)	Number Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share ($)	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable ($)
0.00 - 10.00	1,099,335	4.28	5.21	947,796	4.69
10.01 - 15.00	1,814,919	7.56	12.10	176,722	11.80
15.01 - 25.00	1,804,156	9.18	17.08	795,951	15.70
Overall Total	4,718,410	7.42	12.40	1,920,469	9.91

As of September 30, 2006, the total intrinsic value of options exercised during the nine-month period was approximately $1.0 million. Based on the market price as of September 30, 2006, the total intrinsic value of options outstanding at of the end of the current reporting period is approximately $21.5 million, and the total intrinsic value of options exercisable as of September 30, 2006, is approximately $13.5 million.

Note 3.     Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted average common shares outstanding - basic	85,895	85,298	85,823	85,215

Effect of stock options	1,027	1,446	1,254	1,500

Weighted average common share and common share equivalents outstanding - diluted	86,922	86,744	87,077	86,715

Net income	$18,850	$15,451	$52,804	$43,166

Earnings per common share and common share equivalent
Basic	$0.22	$0.18	$0.62	$0.51
Diluted	$0.22	$0.18	$0.61	$0.50

Index

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Number of anti-dilutive shares	847,855	56,100	30,250	50,850

Note 4.     Segment Information

While we have many service centers, we have determined that we have only two operating segments, consisting of (i) our dry van and refrigerated segment and (ii) our brokerage segment. All of the dry van and refrigerated service centers are managed based on regions in the United States in which we operate. Each of these service centers has similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage subsidiary. The subsidiary qualifies as an operating segment under SFAS No. 131; however, because its results of operations are not material to the consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in SFAS No. 131, we have not presented separate financial information. For the three and nine months ended September 30, 2006, our brokerage subsidiary accounted for 2.6% and 1.7% of our consolidated revenue, respectively, and less than 1.0% of consolidated net income and assets for those same periods.

Note 5.     New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about the use of fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The statement requires fair value measurements be disclosed by level within the hierarchy. This statement does not require any new fair value measurements; however, the application of this statement may change current practice. FAS No. 157 becomes effective for the Company beginning January 1, 2008. We are still assessing the impact of the adoption of FAS No. 157. However, we do not expect FAS No. 157 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48.

Index

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.

Note 6.     Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.     Dividends

On August 4, 2006, we declared a cash dividend of $0.02 per share of our common stock. The dividend was payable to shareholders of record on September 8, 2006, and was paid on September 29, 2006. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.     Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments. Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total, resulting in a 1.9% ownership.  In the first quarter of 2006, we increased the commitment amount to $5.5 million. We also made contributions of $750,000 in the current quarter, maintaining an approximate 2% ownership as of September 30, 2006. The outstanding commitment to TRP is approximately $1.5 million at the end of the quarter.

Note 9.     Assets Held for Sale

Included in "Other current assets" on the Balance Sheet is $5.4 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.     Acquisitions

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

Index

On October 23, 2006, we acquired most of the trucking assets of Roads West Transportation, Inc. and related corporations (collectively, “Roads West”). Roads West is primarily a temperature controlled truckload carrier, and also operates dry van and brokerage divisions. In the acquisition, we purchased 133 tractors, 280 trailers, and miscellaneous other assets. The purchase price for the assets was approximately $15.6 million, not including potential earn-outs that could increase the price to approximately $16.0 million. We expect to integrate the operations of Roads West into our service center business model.

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

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Introduction

Business Overview

We are primarily a truckload carrier headquartered in Phoenix, Arizona. We transport general commodities for shippers throughout the United States. We provide regional truckload carrier services from our dry van and temperature controlled service centers. During 2005 we began providing brokerage services. The results of the brokerage activities were relatively immaterial for the first nine months of 2006 and therefore a detailed discussion of the financial results of these operations will not be separately presented. As of September 30, 2006, we operated 31 regional service centers - 24 dry van service centers, three temperature controlled service centers, and four brokerage service centers.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the third quarter we opened a dry van service center in Boise, Idaho. In the quarter ending December 31, 2006 we acquired most of the trucking assets of Roads West, including 133 tractors. As part of our growth strategy, we expect to continue to periodically evaluate acquisition opportunities that meet our financial and operating criteria.

Index

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and independent contractor and third party carrier costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel. Effectively controlling our expenses and managing our net cost of revenue equipment acquisition and disposition, including any related gains or losses, are important elements of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge).

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended September 30, 2006, our results of operations improved as follows versus the same period in 2005:

•	Revenue, before fuel surcharge, increased 15.1%, to $146.6 million from $127.4 million;

•	Net income increased 22.0%, to $18.9 million from $15.5 million; and

•	Net income per diluted share increased 22.2%, to $0.22 from $0.18.

During the third quarter of 2006, revenue growth was driven by a combination of fleet expansion and increased revenue per mile. Average revenue per loaded mile (excluding fuel surcharge) increased 7.6%, to $1.766 from $1.642 in the third quarter of 2005. Non-revenue miles increased to 12.5% in the third quarter of 2006, from 11.6% in the third quarter of 2005. Average miles per tractor decreased 6.4% as compared to the same period of 2005. Adjusting for the one less business day in the third quarter 2006 (63 business days) compared to third quarter 2005 (64 business days), average miles per tractor would have decreased 4.9%. The decrease in utilization is also attributed to a less robust freight environment, more stringent hours of service regulations, and a shortened length of haul. Overall, the increase in revenue per mile and the decrease in utilization did not have a material impact on our average revenue per tractor per week, which remained essentially constant at $3,154 in the third quarter 2006, compared to $3,159 in the same quarter last year. Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), of 79.1% for the quarter ended September 30, 2006, represents a 130 basis point improvement from the same period of 2005. The improvement is due to the combination of revenue growth driven by fleet expansion and increased revenue per mile, as well as our constant focus on cost controls.

Index

During the quarter, average tractors operated increased 12.5% compared to the third quarter of 2005, an increase of 385 tractors. We expanded our fleet by 161 tractors compared to the second quarter of 2006. For the quarter, we invested $30.7 million in net capital expenditures. At September 30, 2006, our balance sheet reflected $17.1 million in cash and short-term investments, zero debt, and $406.4 million in shareholders' equity.

On October 23, 2006, we acquired most of the trucking assets of Roads West. We paid cash for the transaction and did not assume any debt or other outstanding obligations. After funding the transaction, including future payments of related earn-outs, if any, we will have used most of the cash and investments that were on our balance sheet at September 30, 2006.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month and nine-month periods ended September 30, 2006 and 2005. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(Total revenue) Three Months Ended September 30,		(Revenue before fuel surcharge) Three Months Ended September 30,		(Total revenue) Nine Months Ended September 30,		(Revenue before fuel surcharge) Nine Months Ended September 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	28.3	28.7	33.8	32.9	28.7	29.3	33.8	33.0
Fuel	26.1	25.3	11.9	14.4	25.5	23.1	12.4	13.7
Operations and maintenance	5.3	6.2	6.3	7.1	5.5	6.2	6.5	6.9
Insurance and claims	4.0	3.4	4.7	3.9	3.8	4.3	4.5	4.8
Operating taxes and licenses	2.0	2.1	2.3	2.4	2.1	2.2	2.4	2.5
Communications	0.8	0.7	1.0	0.8	0.8	0.7	1.0	0.8
Depreciation and amortization	8.8	9.1	10.5	10.5	9.2	9.6	10.8	10.8
Lease expense - revenue equipment	0.1	0.0	0.1	0.1	0.1	0.0	0.1	0.0
Purchased transportation	6.2	5.9	7.4	6.7	5.8	5.6	6.8	6.2
Miscellaneous operating expenses	0.9	1.5	1.1	1.6	0.8	1.4	0.9	1.5
Total operating expenses	82.5	82.9	79.1	80.4	82.3	82.4	79.2	80.2
Income from operations	17.5	17.1	20.9	19.6	17.7	17.6	20.8	19.8
Net interest, investment, and other income	0.2	0.5	0.2	0.6	0.2	0.3	0.2	0.2
Income before income taxes	17.7	17.6	21.1	20.2	17.9	17.9	21.0	20.0
Income taxes	6.9	7.0	8.2	8.1	7.1	7.2	8.3	8.0
Net income	10.8%	10.6%	12.9%	12.1%	10.8%	10.7%	12.7%	12.0%

There are minor rounding differences in the above table.

Index

A discussion of our results of operations for the nine- and three-month periods ended September 30, 2006 and 2005 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2006 to Nine Months and Three Months Ended September 30, 2005

Total revenue for the nine months ended September 30, 2006 increased 21.7% to $489.5 million from $402.2 million for the same period in 2005. Total revenue included $73.2 million of fuel surcharge revenue in the 2006 period compared to $44.0 million in the 2005 period. Our total revenue for the quarter ended September 30, 2006 increased 19.5% to $174.7 million from $146.2 million for the same quarter in 2005. Total revenue included $28.1 million of fuel surcharge revenue in the 2006 quarter compared to $18.7 million in the 2005 quarter. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 16.2% to $416.3 million for nine months ended September 30, 2006 from $358.2 million for the same period in 2005. Revenue, before fuel surcharge, increased 15.1% to $146.6 million in the quarter ended September 30, 2006 from $127.4 million for the same period in 2005. These increases are due primarily to fleet expansion (through opening new service centers) and increased revenue per mile and secondarily to the acquisition of Edwards Bros. and the opening of our brokerage subsidiary, both in the third quarter of 2005. In the third quarter of 2006, we opened our 24th dry van truckload service center in Boise, Idaho. Our average tractor fleet grew to 3,371 tractors for the nine months ended September 30, 2006, compared to 2,945 tractors during the same period of 2005, which is a 14.5% increase. For the third quarter of 2006, average freight revenue per tractor per week remained essentially constant at $3,154 compared with $3,159 during a very strong freight quarter in 2005. Comparing the third quarter of 2006 to the third quarter of 2005, average revenue per loaded mile, before fuel surcharges, increased 7.6%, while non-revenue miles increased by a percentage point with a shorter average length of haul. Average miles per tractor decreased 6.4% as compared to the same period of 2005. Adjusting for the one less business day in the third quarter 2006 (63) compared to third quarter 2005 (64), average miles per tractor would have decreased 4.9%. The decrease in utilization is also attributed to a less robust freight environment, more stringent hours of service regulations, and a shortened length of haul. Average fleet growth was in line with growth in revenue before fuel surcharge because average revenue, before surcharge, per tractor remained essentially constant.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 33.8% for the nine months ended September 30, 2006, from 33.0% for the same period in 2005. Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.8% for the quarter ended September 30, 2006, compared to 32.9% for the same period in 2005. The increase is mostly due to stock option expense associated with the adoption of SFAS 123R, which became effective January 1, 2006. Stock option expense was $2.6 million or 0.6% of revenue, before fuel surcharge, for the nine months ended September 30, 2006, and $1.0 million, or 0.7% for the three months ended September 30, 2006. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Index

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 12.4% for the nine months ended September 30, 2006, from 13.7% for the same period in 2005. For the quarter ended September 30, 2006, fuel expense, net of fuel surcharge, also decreased to 11.9%, from 14.4% for the same period in 2005. The decrease in fuel cost is mainly due to improved purchasing, lowered idle time, and improved fuel surcharge collection. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. Fuel surcharge revenue was $73.2 million for the nine months ended September 30, 2006, compared to $44.0 million for the same period in 2005. For the quarter ended September 30, 2006, fuel surcharge revenue was $28.1 million compared to $18.7 million for the same quarter in 2005. While the average diesel fuel cost increased in July and August this year, the average fuel cost decreased substantially in September. Overall, the average fuel cost increased more than thirty cents per gallon in the third quarter 2006, compared to the same quarter in 2005. For the quarter ended September 30, 2006, gross fuel expense, as a percentage of total revenue, including fuel surcharge, increased to 26.1% from 25.3% for the corresponding quarter in 2005.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 6.5% for the nine months ended September 30, 2006, compared to 6.9% for the same period in 2005. For the quarter ended September 30, 2006, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 6.3%, compared to 7.1% for the same quarter in 2005. The decrease is primarily due to the reduction in the average age of our equipment and the increase in routine service and maintenance completed at our regional service centers. This is also due to increased revenue per mile and lower miles per tractor, which improved this primarily mileage-based expense as a percentage of revenue. The average age of our company tractors and trailers at September 30, 2006, is 19 months and 50 months, respectively, as compared to 23 months and 51 months a year ago. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.5% for the nine months ended September 30, 2006, compared to 4.8% for the same period in 2005. This improvement is due to a decrease in the number and severity of claims we experienced during the first six months of 2006, compared to the same period in 2005. Increased revenue per mile and lower miles per tractor, also improved this primarily mileage-based expense as a percentage of revenue. These improvements were partially offset by an increase in the number of claims we experienced during the quarter ended September 30, 2006. Accordingly, for the quarter ended September 30, 2006, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.7%, from 3.9% for the same period in 2005.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.4% for the nine months ended September 30, 2006, compared to 2.5% for the same period in 2005. For the quarter ended September 30, 2006, operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, also decreased slightly to 2.3% from 2.4% for the same period in 2005. The decrease is mainly due to improved revenue per mile.

Communications expenses as a percentage of revenue, before fuel surcharge, increased to 1.0% for the nine-month and three-month periods ended September 30, 2006, from 0.8% for the same periods in 2005. The increase is due to the implementation of new equipment tracking devices, for which we incur monthly service fees.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased slightly to 10.8% for the nine-month period ended September 30, 2006, compared to 10.7% for the same period in 2005. Depreciation and amortization expense for the quarters ended September 30, 2006, and 2005, as a percentage of revenue, before fuel surcharge, remained constant at 10.5%. The percentage of our fleet comprised of company-owned vehicles increased to 93.5% at September 30, 2006, compared to 92.4% at September 30, 2005. Additional deprecation expense resulting from a greater number of company units was offset by increased revenue per mile.

Index

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, increased to 0.1% for the nine months ended September 30, 2006, from zero for the same period in 2005. Prior to the acquisition of Edwards Bros. in the third quarter of 2005, we owned all of our revenue equipment and therefore did not incur any lease expense. For the quarters ended September 30, 2006, and 2005, lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, remained constant at 0.1%. As of September 30, 2006, there were 26 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 6.8% for the nine months ended September 30, 2006, from 6.2% for the same period in 2005. For the quarter ended September 30, 2006, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 7.4%, from 6.7% for the same quarter in 2005. The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which began operations in the third quarter of 2005. Excluding purchased transportation expense from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 5.3% and 4.9% for the nine months and for the quarter ended September 30, 2006, respectively, as compared to 6.0% and 6.2% for the same periods a year ago. The decrease is attributed to a lower percentage of owner operator tractors being operated in the current year. As of September 30, 2006, our total fleet included 232 tractors owned and operated by independent contractors, compared to 241 tractors owned and operated by independent contractors at September 30, 2005.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 0.9% and 1.1% for the nine-month and three-month periods ended September 30, 2006, respectively, compared to 1.5% and 1.6% for the same periods in 2005. Gains from sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment were $6.8 million and $2.1 million for the nine-month and three-month periods ended September 30, 2006, respectively, compared to $1.8 million and $0.5 million for the same periods in 2005. Excluding gains from sale of used equipment, miscellaneous operating expenses increased to 2.5% for the nine-month and three-month periods ended September 30, 2006, from 2.0% in the same periods in 2005. This increase is primarily due to additional expenditures related to technology improvements, consulting and professional fees, and higher allowance for bad debts.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), improved to 79.2% for the nine months ended September 30, 2006, from 80.2% for same period in 2005. For the quarter ended September 30, 2006, our operating ratio improved to 79.1% from 80.4% for same quarter in 2005.

Net interest, investment, and other income remained at 0.2% of revenue, before fuel surcharge, for the nine months ended September 30, 2006. For the quarter ended September 30, 2006, net interest, investment, and other income decreased to 0.2%, from 0.6% for the same quarter a year ago. We had no outstanding debt at September 30, 2006 or 2005.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate for 2006 will be 39.5% compared to 40.0% for 2005. As a percentage of revenue, before fuel surcharge, income tax expense increased to 8.3% for the nine months ended September 30, 2006, from 8.0% for the same period in 2005. For the quarter ended September 30, 2006, income tax expense, as a percentage of revenue, before fuel surcharge, increased to 8.2% from 8.1% for the same quarter in 2005. The increase was primarily due to the increase in our pre-tax income.

Index

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 12.7% for the nine months ended September 30, 2006, compared to 12.0% for the same period in 2005. For the quarter ended September 30, 2006, our net income, as a percentage of revenue before fuel surcharge, increased to 12.9%, compared to 12.1% in the same quarter in 2005.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $86.4 million for the nine months ended September 30, 2006, compared to $62.3 million for the same period in 2005. The increase for the nine months ended September 30, 2006, is due to the combination of increased net income and depreciation, as well as improved collection of accounts receivable. This increase was partially offset by higher gain from sale of equipment and a reduction in short term investments for the nine months ended September 30, 2006.

Net cash used in investing activities was $90.7 million for the nine months ended September 30, 2006, compared to $72.2 million for the 2005 period, reflecting continued investment in revenue equipment to support our growth. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales and trade-ins, totaled approximately $88.1 million for the nine months ended September 30, 2006, compared to $66.0 million for the same period in 2005. Including trucking equipment purchased through the Roads West acquisition, we anticipate capital expenditures, net of equipment sales and trade-ins, of approximately $30.0 to $40.0 million in the fourth quarter 2006. We expect that these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2006, compared to net cash used in financing of $7.4 million for same period in 2005. The decrease is mainly due to debt payments made in 2005 related to the acquisition of Edwards Bros., which was partially off-set by higher cash dividends paid this year. Cash dividends in the amount of $6.9 million were distributed during the nine months ended September 30, 2006, compared to $2.3 million distributed during the same period in 2005. The dividend declared in the fourth quarter of 2005 was paid on February 14, 2006, resulting in one additional distribution in 2006. We also declared a three-for-two stock split in December 2005, which effectively increased aggregate dividends paid by 50.0%.

At September 30, 2006, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $25.0 million. At September 30, 2006, the line of credit consisted solely of issued but unused letters of credit totaling $23.8 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2006. In October 2006 we raised our line of credit to $50.0 million.

As of September 30, 2006, we held $17.1 million in cash, cash equivalents, and short term investments. On October 23, 2006, we acquired most of the trucking assets of Roads West. We paid cash for the transaction and did not assume any debt or other outstanding obligations. After funding the transaction, including future payments of related earn-outs, if any, we will have used most of the cash and investments that were on our balance sheet at September 30, 2006. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Index

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At September 30, 2006, we had 26 tractors held under operating leases. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense - revenue equipment."

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

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from three to thirty years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically evaluate the useful lives and salvage values of our property and equipment based upon, among other things, our experience with similar assets, including gains or losses upon dispositions of such assets. Our determinations with respect to salvage values are based upon the expected market values of equipment at the end of the expected life. We presently do not expect any decrease in the salvage values of our revenue equipment as a result of conditions in the used equipment market or otherwise. We do not depreciate assets held for sale.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily our own claims experience and the experience of our third party administrator, along with certain assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these estimates to change over time. The level of our self-insured retention for personal injury, property damage, and cargo claims is at $1.5 million. The self-insured retention for workers compensation is $0.5 million per occurrence.

Index

Accounting for Income Taxes. Management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets would not be realized, a valuation allowance would have to be established for the amount of the deferred tax assets that were determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. See footnote 5 to the condensed consolidated financial statements on the recently issued FIN No. 48.

Recent Accounting Pronouncements. See footnote 5 to the condensed consolidated financial statements on New Accounting Pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at September 30, 2006, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases. As of September 30, 2006, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Index

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have confidence in our disclosure controls and procedures and internal control over financial reporting. Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters.

Item 1A.                   Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"), in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. In addition to the risk factors set forth on our Form 10-K, we believe that the recent acquisition of most of the assets of Roads West increases the level of risk and uncertainty present in our business. The risks and uncertainties, include, without limitation, the risk that the integration of Roads West assets into the Company over time will not be successful, will be delayed, or otherwise will not proceed as planned; the risk that the Company will lose key components of the acquired operation, including customers and drivers, none of whom are bound to remain with the acquired operation; the risk of geographic expansion of operations; the risk of stretching management resources; the risk that the Company will not be able to improve the profitability of the acquired operation and operate it near the level of the Company's profitability; the risk of receiving less than expected for tractors and trailers expected to be disposed of and recording a loss on disposal of such equipment; and the risk of unknown liabilities related to the acquired operation.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

           Not Applicable

Item 3.       Defaults Upon Senior Securities

           Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

           Not Applicable

Index

Item 5.       Other Information

                                    Not Applicable

Item 6.       Exhibits

                                   Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.2.1)	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2.2)	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference from Exhibit 1 to the Company's Proxy Statement filed April 4, 2003 on Schedule 14A.)

	(4.3.1)	First Amendment to Knight Transportation, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.10.1 to the Company's Report of Form 10-Q for the period ended March 31, 2005.)

Index

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: November 8, 2006	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 8, 2006	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant