Form 10-K
period 2006-12-31
KNIGHT TRANSPORTATION INC
filed 2007-03-01
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [   ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

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
[   ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was approximately $1,169 million (based upon $20.20 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant’s common stock as of February 10, 2007 was 86,166,076.

Materials from the registrant’s Notice and Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held on May 24, 2007 have been incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are primarily asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States. We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul. We presently operate 24 regional dry van service centers, four regional temperature controlled service centers, and five brokerage service centers. The addition of our brokerage services in 2005 enabled us to expand our customer service offerings by providing non-asset-based capability to manage our customers' freight when the shipments do not fit our asset-based model. Our stock has been publicly traded since October 1994. Over the past five years we have achieved substantial growth from $279.4 million in revenue, before fuel surcharge, and $27.9 million in net income in 2002 to $568.4 million in revenue, before fuel surcharge, and $73.0 million in net income in 2006. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

We have determined that we have two operating segments, but only one reportable segment. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based). Our truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States. Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage segment, although it qualifies as an operating segment under SFAS No. 131, because its results of operations are not material to our consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set forth in SFAS No. 131, we have not presented separate financial information. For the year ended December 31, 2006, our brokerage segment accounted for 1.9% of our consolidated revenue, 1.4% of our consolidated net income, and less than 1% of our consolidated assets.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our regional service centers. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets, realize the operating efficiencies associated with regional hauls, and offer more flexible service to our customers than rail, intermodal, and smaller regional competitors. In addition, short-to-medium lengths of haul provide an attractive alternative to drivers in the truckload sector by reducing the amount of time spent away from home. We believe this improves driver retention, decreases recruitment and training costs, and reduces insurance claims and other costs. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers. Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Regional Operations. At December 31, 2006, we operated 24 regional dry van service centers, three regional temperature controlled service centers, and four brokerage service centers. We concentrate our asset-based freight operations in an approximately 1,000 mile radius of our service centers, with an average length of haul in 2006 of approximately 561 miles. We believe that regional operations offer several advantages, including:

•	obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;
•	achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity;
•	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently; and
•	enhancing our ability to provide a high level of service to our customers.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We maintain a simplified operation that focuses on operating in particular geographical and shipping markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas and to achieve higher equipment utilization in dense freight lanes. We maintain a modern tractor and trailer fleet in order to obtain operating efficiencies and attract and retain drivers. A generally compatible fleet of tractors and trailers simplifies our maintenance procedures, reduces parts supplies, and facilitates our ability to serve a broad range of customer needs, thereby maximizing equipment utilization and available freight capacity. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and minimize claims expenses.

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred provider for many of our customers. For our asset-based services we allocate revenue equipment close to customers in high-density lanes and regions where we can provide them with a consistent supply of capacity and match our equipment to their needs. Our services include multiple pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. Brokerage services are tailored to meet our customers’ needs. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, and to provide our customers with freight visibility. We have installed Qualcomm’s satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional service centers. Our trailers are equipped with Terion trailer-tracking technology that allows us to more effectively manage our trailers, reduce the number of trailers per tractor in our fleet, and minimize cargo loss. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and reduce our costs.

Growth Strategy

We believe that industry trends, our strong operating results and financial position, and the proven operating model replicated in our regional service centers create significant opportunities for us to grow. We intend to take advantage of these growth opportunities by continuing to focus on four key areas:

Opening new regions and expanding existing regional service centers. Over the past several years, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening additional regional service centers, both asset-based and non-asset based, while expanding our existing regional service centers. To take advantage of these opportunities, we are developing relationships with existing and new customers in regions that we believe will permit us to develop transportation lanes that allow us to achieve high equipment utilization and result in operating efficiency.

Strengthening our customer relationships. We market our services to both existing and new customers in freight lanes that complement our existing operations and that support high equipment utilization. We seek customers who will diversify our freight base; and our marketing targets include financially stable customers for whom we are not currently providing all of our service offerings.

Opportunities to make selected acquisitions. We are continuously evaluating acquisition opportunities. Since 1998, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: Phoenix, Arizona-based Roads West Transportation, Inc. acquired in 2006; Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. We continue to evaluate and consider acquisition opportunities that meet our financial and operating criteria.

Diversifying our service offerings. We provide truckload transportation services, both dry van and temperature controlled, with our fleet of tractors and trailers. In 2005, we expanded our service offering to include brokerage services. We will continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our service offerings.

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

We try to maintain a diversified customer base. For the year ended December 31, 2006, our top 25 customers represented 41% of revenue; our top 10 customers represented 26% of revenue; and our top 5 customers represented 16% of revenue. No single customer represented more than 10% of revenue in 2006. Most of our truckload carriage contracts are cancelable on 30 days notice.

We seek to offer the service, value, and flexibility of a local provider, while possessing the capacity, strength, and dependability of a large company. Our objective is to develop and service specified freight lanes for customers who ship on a consistent basis, thereby providing a sustained, predictable freight flow and ensuring high equipment utilization. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We try to obtain a competitive advantage by providing high quality services and consistent capacity to customers. To be responsive to customers’ and drivers’ needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization.

Our dedicated fleet services also may provide a significant part of a customer’s transportation requirements. Under a dedicated carriage service agreement, we can provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer’s in-house transportation department. We furnish these services through our company-provided revenue equipment and employees as well as through independent contractors.

Each of our regional service centers is linked to our IBM I-Series computer system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements. The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads. We also provide electronic data interchange ("EDI") services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2006, we employed 4,176 persons, of which 3,521 were drivers. None of our employees are subject to a union contract. It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance.

The recruitment, training, and retention of safe and qualified drivers is essential to support our continued growth and to meet the service requirements of our customers. We hire only experienced drivers who meet our objective guidelines relating primarily to their safety history, driving experience, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing. In order to attract and retain safe, experienced drivers who are committed to the highest level of customer service, we build our operations for drivers around a team environment that pays competitive wages. We provide attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. Many drivers are assigned to dedicated or semi-dedicated fleet operations, enhancing job predictability. Drivers are recognized for providing superior service and developing good safety records.

Our drivers generally are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. During 2006, we increased our driver compensation rates approximately two cents per mile. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. We have a broad-based stock option program with more than eleven hundred participants at December 31, 2006.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2006, we had agreements covering 249 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to load, transport, and unload goods we haul. Competition for independent contractors among transportation companies is strong. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. We incur no liability to independent contractors unless services are provided. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services, for a charge, for our independent contractors who desire such services. In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor’s revenue equipment. As of December 31, 2006, we had outstanding loans of $689,736 (net of allowance for doubtful accounts of $140,340) to independent contractors.

Revenue Equipment

As of December 31, 2006, we operated 3,412 company-owned tractors with an average age of 1.4 years. We also had under contract 249 tractors owned and operated by independent contractors. Our trailer fleet consisted of 8,761, 53-foot long, high cube trailers, including 626 temperature controlled trailers, with an average age of four years.

Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

Our fleet configuration allows us to move freight on a "drop-and-hook" basis, increasing asset utilization and providing better service to customers. Our goal is to maintain a trailer to tractor ratio of approximately 2.5 to 1, which we believe promotes efficiency and allows us to serve a large variety of customers’ needs without significantly changing or modifying equipment.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. Standardization of our fleet allows us to operate with a smaller spare parts inventory and simplifies driver training and equipment maintenance. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at most of our service centers, thus avoiding costly on-road repairs and out-of-route trips. Our current policy is to replace most of our tractors within 36 to 48 months after purchase and to replace our trailers over a six to ten year period. We believe this replacement policy enhances our ability to attract drivers, stabilizes maintenance expense, and maximizes equipment utilization. Changes in the current market for used tractors, regulatory changes, and difficult market conditions faced by tractor manufacturers, may result in price increases that may effect the period of time we operate our equipment.

In 2002, the Environmental Protection Agency (the "EPA") implemented regulations limiting exhaust emissions. These regulations become progressively more restrictive in 2007 and 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices and further increases may result in connection with the implementation of the 2007 and 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. In addition to increases in equipment costs, new engines generally produce lower fuel mileage compared with older models and compliance with the new standards could result in further declines in fuel economy. If we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

We have Qualcomm’s satellite-based mobile communication and position-tracking system in our tractors and we have Terion’s trailer-tracking system in our trailers. We believe that this technology has helped us generate operating efficiencies and allowed us to improve fleet control while maintaining a high level of customer service.

Safety and Risk Management

We are committed to ensuring the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through media and safety review sessions. We also regularly conduct safety training meetings for our drivers, independent contractors, and non-driving personnel. We dedicate personnel and resources to ensure safe operation and regulatory compliance. We employ safety personnel at every operating location who are responsible for administering our safety programs. We employ technology to assist us in managing risks associated with our business. In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Vice President of Safety is involved in the review of all accidents.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers’ licenses and also requires that we maintain a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations. We also monitor our driver’s compliance with the Department of Homeland Security’s new "Security Threat Assessment" regulation, which took effect in 2005, when applying for or renewing a hazardous material endorsement. Drivers who do not possess a hazardous material endorsement are subjected to a secondary background check.

Our President, Chief Financial Officer, and Vice President of Safety are responsible for securing appropriate insurance coverage at competitive rates. The primary claims arising in our business consist of cargo loss and physical damage and auto liability (personal injury and property damage). For 2006 we were self-insured for these claims, including general liability claims, with a maximum limit of $1.5 million per occurrence, and we were self-insured for workers’ compensation up to a maximum limit of $500,000 per occurrence. The same self-insurance retentions were secured in early 2007 effective until February 1, 2008.

Our insurance policies for 2006 provided for excess liability coverage up to a total of $50.0 million per occurrence. We also maintain primary and excess coverage for employee medical expenses, hospitalization, and damage to physical properties. Our self retention level for employee medical health was $200,000 per claimant in 2006 and was raised to $225,000 per claimant for 2007. We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

Competition

The trucking industry is highly competitive and fragmented. We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers, and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by us is based on freight rates, service, efficiency, size, and technology. We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers’ needs. In addressing our markets, we believe that our principal competitive strength is our ability to provide timely, flexible and cost-efficient service to customers.

We believe that the cost and complexity of operating trucking fleets are increasing and that economic and competitive pressures are likely to force many smaller competitors and private fleets to consolidate or exit the industry over time. As a result, we believe that larger, better-capitalized companies, like us, will have opportunities to gain market share while maintaining high profit margins. In the market for dedicated services, we believe that truckload carriers, like us, have a competitive advantage over truck lessors, who are the other major participants in the market, because we can offer lower prices by utilizing back-haul freight within our network that traditional lessors may not have.

Over the past three years our industry generally has enjoyed an improved pricing environment compared with our historical experience. We believe that stronger freight demand and industry-wide capacity constraints caused by a shortage of truck drivers and a lack of capital investment in additional revenue equipment by many carriers contributed to the pricing environment. In addition, many customers have recognized that the costs of operating in our industry have increased significantly, particularly in the areas of driver compensation, revenue equipment, fuel, and insurance and claims. During the second half of 2006, the pricing environment became less favorable. Although we believe the medium to longer term outlook for achieving pricing increases remains favorable, the timing and consistency of achieving pricing increases will be subject to economic and competitive forces over which we have little control.

Regulation

Our operations are regulated and licensed by various U.S. agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation (“DOT”), including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security ("DHS"), also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005, did not substantially change the existing rules but did result in a reduction in equipment productivity. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that import inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our service centers. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so we can achieve environmental compliance and avoid environmental risk. We design our service centers, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments. If we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations further limiting exhaust emissions became effective in 2002 and on January 1, 2007 and become progressively more restrictive in 2010. Newer engines generally cost more, produce lower fuel mileage, and require additional maintenance compared with older models. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 and 2010 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern, with lower revenue and higher operating expenses being common in the winter months. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which variance could have a materially adverse effect on our operations.

Acquisitions, Investments, and Dispositions

We periodically examine investment opportunities in areas related to the transportation industry. Our investment strategy is to invest in industry related businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.

On October 23, 2006, we purchased most of the trucking assets of Roads West Transportation, Inc. (“Roads West”), an Arizona-based temperature controlled carrier. Under the asset purchase agreement, we purchased 133 tractors, 280 trailers, and certain miscellaneous other assets. We did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets was approximately $15.6 million, not including potential earn-outs that could increase the price to $16.0 million. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. The acquisition has been accounted for in our results of operations since the acquisition date. The pro forma effect of the acquisition on our results of operations is immaterial.

On August 12, 2005, we acquired 100% of the stock of Edwards Bros., Inc., an Idaho based temperature controlled truckload carrier. In addition to the purchase price, the purchase agreement set forth certain conditions upon which we would be required to pay certain earn-out adjustments. During 2006, we paid $320,000 as an earn-out, which represented the final earn-out under the purchase agreement.

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to pledge $5.0 million out of approximately $260.0 million, for a 1.9% ownership interest. In early 2006, we increased the commitment amount to $5.5 million. In 2006, we contributed approximately $1.8 million in working capital to TRP, which leaves an approximately $1.5 million outstanding commitment at December 31, 2006. Due to portfolio losses within the TRP Fund, we recorded a $712,500 pre-tax impairment charge in the fourth quarter of 2006 to reflect the fair value of the portfolio. The carrying book balance of our TRP investment was approximately $3.2 million at December 31, 2006.

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

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. You may also visit the SEC's website at www.sec.gov. This site contains reports, proxy and information statements, and other information regarding our company and other companies that file electronically with the SEC.

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

We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees. We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations.

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

Our growth may not continue at historical rates.

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

In addition to our regional service centers in Phoenix, Arizona, we have established regional service centers throughout the United States in order to serve markets in these regions. These regional operations require the commitment of additional personnel and/or revenue equipment, as well as management resources, for future development. Should the growth in our regional operations slow or stagnate, the results of our operations could be adversely affected. As we continue to expand, it may become more difficult to identify large cities that can support a service center and we may expand into smaller cities where there is less economic activity and room for growth and fewer driver and non-driver personnel to support the service center. We may encounter operating conditions in these new markets that differ substantially from those previously experienced. We may not be able to duplicate our regional operating strategy successfully throughout the United States, or perhaps outside the United States, and it might take longer than expected or require a more substantial financial commitment than anticipated. In addition, the recent commencement of operations of our temperature controlled and brokerage services are subject to the risks inherent in entering new lines of business, including, but not limited to: unfamiliarity with pricing, service, operational, and liability issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized temperature controlled equipment may not be adequately utilized; and the risk that cargo claims may exceed our past experience.

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

Increased prices and reduced efficiency relating to new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. Environmental Protection Agency ("EPA") emissions standards that went into effect January 1, 2007, are more restrictive than prior standards and require vendors to introduce new engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the 2007 engines are expected to reduce equipment efficiency and lower fuel mileage and, therefore, increase our operating expenses.

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

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations, our results of operations may be adversely affected.

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

In general, the increasing burden of regulation raises our costs and lowers our efficiency. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

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

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Two of our service centers are located adjacent to environmental "superfund" sites. Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate. We also maintain bulk fuel storage and fuel islands at several of our service centers.

Our Phoenix service center is located on land identified as potentially having groundwater contamination resulting from the release of hazardous substances by persons who have operated in the general vicinity. The area has been classified as a state superfund site. We have been located at our Phoenix facility since 1990 and, during such time, have not been identified as a potentially responsible party with regard to the groundwater contamination, and we do not believe that our operations have been a source of groundwater contamination.

Our Indianapolis service center is located approximately 0.1 of a mile east of Reilly Tar and Chemical Corporation, a federal superfund site listed on the National Priorities List for clean-up. The Reilly site has known soil and groundwater contamination. There also are other sites in the general vicinity of our Indianapolis property that have known contamination. Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area’s contamination but we could be responsible for clean up costs regardless.

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

As we continue to expand into new regions, we may experience greater operating variances due to the seasonal pattern of the transportation industry, which may have a materially adverse effect on our operations.

Results of operations in the transportation industry frequently show a seasonal pattern, with lower revenue and higher operating expenses being common in the winter months. As we continue to expand our operations throughout the United States, we could experience greater operating variances due to periodic seasonal weather in other regions than we have previously experienced, which variance could have a materially adverse effect on our operations.

If we are unable to retain our key employees or find, develop, and retain service center managers, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Timothy M. Kohl, our President and Secretary; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; Casey Comen, our Executive Vice President of Sales; Erick Kutter, our President of Knight Refrigerated, LLC; Greg Ritter, our President of Knight Brokerage, LLC; and David Jackson, our Chief Financial Officer. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability. Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth. Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a limited number of major customers, the loss of one or more of which could have a materially adverse effect on our business. For the year ended December 31, 2006, our top 25 customers, based on revenue, accounted for approximately 41% of our revenue; our top 10 customers, approximately 26% of our revenue; and our top 5 customers, approximately 16% of our revenue. Generally, we do not have long term contractual relationships with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partners ("TRP") is not successful, we may be forced to further write off part or all of our investment, which could have a materially adverse effect on our operating results.

We have invested in TRP, a company that makes privately negotiated equity investments. Due to portfolio losses within the TRP Fund, we have recorded a pre-tax impairment charge to reflect the fair value of the portfolio. If TRP’s financial position continues to decline, we could be forced to further write down all or part of our investment which could have a materially adverse effect on our operating results.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and deploy the backup systems to an alternate service center. However, this alternate service center may be subject to the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres. The following table provides information regarding our service centers and/or offices as at December 31, 2006:

Company Location	Office	Shop	Fuel	Owned or Leased	Acres
Atlanta, GA	Yes	Yes	No	Leased	7
Boise, ID	Yes	No	No	Leased	2
Carlisle, PA	Yes	No	No	Owned	5
Charlotte, NC	Yes	Yes	Yes	Owned	13
Chicago, IL	Yes	No	No	Leased	2
Denver, CO	Yes	No	No	Leased	3
El Paso, TX	Yes	No	No	Leased	8
Green Bay, WI	Yes	No	No	Leased	2
Gulfport, MS	Yes	Yes	Yes	Owned	8
Idaho Falls, ID	Yes	Yes	Yes	Leased	6
Indianapolis, IN	Yes	Yes	Yes	Owned	9
Katy, TX	Yes	Yes	Yes	Owned	12
Kansas City, KS	Yes	Yes	Yes	Owned	15
Lakeland, FL	Yes	No	No	Leased	2
Las Vegas, NV	Yes	No	No	Leased	2
Memphis, TN	Yes	Yes	Yes	Owned	18
Minneapolis, MN	Yes	No	No	Leased	2
Phoenix, AZ	Yes	Yes	Yes	Owned	75
Portland, OR	Yes	Yes	Yes	Owned	7
Reno, NV	Yes	No	No	Leased	1
Seattle, WA	Yes	No	No	Leased	1.5
Salt Lake City, UT	Yes	Yes	No	Owned	15
Tulare, CA	Yes	Yes	No	Owned	23
Tulsa, OK	Yes	No	No	Owned	6

We also lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these trailer storage facilities is readily obtainable, if necessary. We lease excess trailer drop space at several of our facilities to other carriers.

We believe that our service centers are suitable and adequate for our present needs. We periodically seek to improve our service centers or identify other favorable locations.

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

Item 4.      Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE"). The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE, adjusted to reflect a 3-for-2 stock split, effected in the form of a 50% stock dividend on December 23, 2005.

2006	High	Low
First Quarter	$21.99	$19.05
Second Quarter	$21.42	$17.60
Third Quarter	$20.92	$15.60
Fourth Quarter	$19.35	$16.70

2005	High	Low
First Quarter	$19.05	$14.63
Second Quarter	$17.17	$13.83
Third Quarter	$17.59	$14.67
Fourth Quarter	$22.51	$15.47

As of February 2, 2007, we had 75 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Starting in December 2004, and in each consecutive quarter since, we have paid a cash dividend of $.02 per share on our common stock, including our most recent dividend, which was declared in February 2007 and is scheduled to be paid in March 2007. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.   Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2006, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31, 2006, 2005, 2004, 2003 and 2002 (Dollar amounts in thousands, except per share amounts and operating data)

	2006	2005	2004	2003	2002
Statements of Income Data:
Revenue, before fuel surcharge	$568,408	$498,996	$411,717	$326,856	$279,360
Fuel surcharge	95,999	67,817	30,571	13,213	6,430
Total revenue	664,407	566,813	442,288	340,069	285,790
Operating expenses	544,915	465,118	362,926	280,620	238,296
Income from operations	119,492	101,695	79,362	59,449	47,494
Other income (expense)	353 (6)	1,019 (7)	398	(651)	(149)
Income before income taxes	119,845	102,714	79,760	58,798	47,345
Net income	72,966	61,714	47,860	35,458	27,935
Diluted earnings per share (1)	.84	.71	.55	.41	.33
Balance Sheet Data (at End of Period):
Working capital	$59,389	$66,129	$63,327	$69,916	$64,255
Total assets	570,219	483,827	402,867	321,226	284,844
Long-term obligations, net of current maturities	-	-	-	-	12,200
Cash dividend per share on common stock	.08	.08	.02	-	-
Shareholders’ equity	426,095	352,928	291,017	239,923	199,657
Operating Data (Unaudited):
Operating ratio (2)	82.0%	82.1%	82.1%	82.5%	83.4%
Operating ratio, excluding fuel surcharge (3)	79.0%	79.6%	80.7%	81.8%	83.0%
Average freight revenue per total mile (4)	$1.51	$1.46	$1.37	$1.28	$1.24
Average length of haul (miles)	561	580	556	532	543
Empty mile factor	12.6%	11.7%	11.5%	10.8%	10.7%
Tractors operated at end of period (5)	3,661	3,271	2,818	2,418	2,125
Trailers operated at end of period	8,761	7,885	7,126	6,212	5,441

(1)	Diluted earnings per share for 2004, 2003, and 2002 have been restated to reflect 3-for-2 stock splits on December 23, 2005 and July 20, 2004, as applicable.
(2)	Operating expenses as a percentage of total revenue.
(3)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(4)	Average freight revenue per mile based on revenue without brokerage and without fuel surcharge.
(5)
Includes: (a) 249 independent contractor operated vehicles at December 31, 2006; (b) 237 independent contractor operated vehicles at December 31, 2005; (c) 244 independent contractor operated vehicles at December 31, 2004; (d) 253 independent contractor operated vehicles at December 31, 2003; and (e) 209 independent contractor operated vehicles at December 31, 2002.

(6)	Other income (expense) for 2006 includes the following: (a) $1,067 interest income; and (b) ($713) impairment loss from our investment in TRP.
(7)	Other income (expense) for 2005 includes the following: (a) $658 interest income; (b) $591 gain from sale of Concentrek, Inc.; and (c) ($230) impairment loss from our investment in TRP.

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

Introduction

Business Overview

We are primarily a truckload carrier with headquarters in Phoenix, Arizona. We transport general commodities for customers throughout the United States, generally focusing our operations on a short-to-medium length of haul. We provide regional truckload carrier services from our regional dry van and temperature controlled service centers, as well as brokerage services from our regional brokerage service centers. The results of our brokerage activities were relatively immaterial for 2006 and therefore a detailed discussion of the financial results of these operations will not be separately presented. At December 31, 2006, we operated 24 dry van service centers, three temperature controlled service centers, and four brokerage service centers. In early 2007, we added both a refrigerated and a brokerage service center in Memphis, Tennessee. Over the past five years we have achieved substantial revenue and income growth. During this period, our revenue, before fuel surcharge, grew at a 19.4% compounded annual rate from $279.4 million in 2002 to $568.4 million in 2006, and our net income grew at a 27.2% compounded annual rate from $27.9 million in 2002 to $73.0 million in 2006.

Operating and Growth Strategy

Our operating strategy is focused on the following core elements:

•
Focusing on Regional Operations. We seek to operate primarily in high density, predictable freight lanes in selected geographic regions. We believe our regional operations allow us to obtain greater freight volumes and higher revenue per mile, and also enhance safety and driver recruitment and retention.

•
Maintaining Operating Efficiencies and Controlling Costs. We focus almost exclusively on operating in distinct geographic and shipping markets in order to achieve increased penetration of targeted service areas and higher equipment utilization in dense freight lanes. We actively seek to control costs by, among other things, operating a modern equipment fleet, maintaining a high driver to non-driver employee ratio, and regulating vehicle speed.

•
Providing a High Level of Customer Service. We seek to compete on the basis of service, in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple pick ups and deliveries, on time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

•
Using Technology to Enhance Our Business. Our tractors are equipped with a satellite based tracking and communications system to permit us to stay in contact with our drivers, obtain load position updates, and provide our customers with freight visibility. The majority of our trailers are equipped with tracking technology to allow us to more effectively manage our trailers, maintain a low trailer to tractor ratio, efficiently assess detention fees, and minimize cargo loss.

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. During 2006, we opened seven new service centers - four dry van, two brokerage, and one temperature controlled. Our revenue growth was also fueled by the purchase of most of the trucking assets of Roads West Transportation, Inc. ("Roads West") in the fourth quarter of 2006.

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Recent Results of Operations and Year-End Financial Condition

For the year ended December 31, 2006, our results of operations improved as follows versus the 2005 fiscal year:

•	Revenue, before fuel surcharge, increased 13.9%, to $568.4 million from $499.0 million;
•	Net income increased 18.2%, to $73.0 million from $61.7 million; and
•	Net income per diluted share increased to $0.84 from $0.71.

Our average revenue per loaded mile (excluding fuel surcharge) increased 4.5%, to $1.728 in 2006 from $1.654 in 2005, while our average miles per tractor decreased 5.2%, to 106,485 from 112,382. The decrease in utilization led to a 2.0% reduction in average revenue per tractor per week, to $3,094 in 2006 from $3,156 in 2005. The utilization decrease is attributed to a less robust freight environment, more stringent hours of service regulations, and a shortened length of haul. We also experienced an increase in the percentage of non-revenue miles, to 12.6% in 2006 from 11.7% in 2005.

During 2006, we grew our fleet by 390 tractors, and we periodically experienced temporary challenges attracting a sufficient number of drivers to optimize utilization of our expanding tractor fleet. In response to this challenge, we placed additional emphasis on our driver recruiting and retention efforts. This emphasis on recruiting and retention, combined with increases in driver compensation in 2006 totaling two cents per mile, resulted in nearly all of our trucks being fully seated at year end 2006.

At December 31, 2006, our balance sheet reflected $1.6 million in cash and cash equivalents, no debt, and shareholders’ equity of $426.1 million. For the year, we generated $133.0 million in cash flow from operations and used $127.7 million for net capital expenditures.

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. We had 26 tractors under operating leases at December 31, 2006. Future operating lease commitments as of December 31, 2006 was approximately $1.2 million.

Trends and Outlook

Going forward, we intend to continue to grow our de-centralized service center model. During 2007, we have already opened refrigerated and brokerage service centers in Memphis, Tennessee, and we expect to open several more service centers of various types. We also plan to continue to evaluate the market for acquisition opportunities that make sense within our disciplined operating framework. Our base expectation for the medium to longer term is to grow our fleet between 10% and 15% annually, while continuing to grow our brokerage business. We will evaluate this base expectation and may adjust it up or down periodically based on factors such as freight demand, driver availability, and acquisitions.

Historically, excess capacity in the transportation industry had limited our ability to improve rates. However, beginning in 2003 and continuing through 2006, the United States economy experienced growth, which, together with tighter truckload capacity, contributed to higher freight rates throughout much of the industry, including a 4.5% improvement in our average revenue per loaded mile (excluding fuel surcharge) from 2005 to 2006. In the second half of 2006, the demand and pricing environment softened. Although we believe the medium to longer term outlook for achieving pricing increases remains favorable, the timing and consistency of achieving pricing increases will be subject to economic and competitive forces over which we have little control.

Over the past three years, we have experienced substantial cost increases, particularly those related to equipment prices and depreciation, driver and owner-operator compensation, fuel, and insurance. We expect our costs to continue to increase, but at a slower rate than over the past three years. Based on the foregoing, including our assumptions concerning freight tonnage, freight rates, and expenses, we believe the environment in 2007 will be more difficult for achieving the revenue and earnings growth rates we have achieved for the past three years. Nevertheless, we believe we remain well-positioned to continue to execute our strategy for achieving industry-leading growth and profitability.

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

	2006	2005	2004		2006	2005	2004

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue				Revenue, before fuel surcharge
Operating expenses:				Operating expenses:
Salaries, wages and benefits	28.8	28.7	30.3	Salaries, wages and benefits	33.7	32.6	32.5
Fuel (1)	24.9	23.6	19.2	Fuel (2)	12.2	13.2	13.2
Operations and maintenance	5.4	6.1	6.0	Operations and maintenance	6.3	6.9	6.4
Insurance and claims	3.9	4.4	5.0	Insurance and claims	4.6	5.0	5.4
Operating taxes and licenses	2.0	2.2	2.2	Operating taxes and licenses	2.4	2.5	2.4
Communications	0.9	0.8	0.8	Communications	1.0	0.9	0.9
Depreciation and amortization	9.1	9.3	9.2	Depreciation and amortization	10.6	10.5	9.9
Lease expense - revenue equipment	0.1	0.0	0.7	Lease expense - revenue equipment	0.1	0.0	0.7
Purchased transportation	6.0	5.6	6.6	Purchased transportation	7.0	6.4	7.1
Miscellaneous operating expenses	0.9	1.4	2.1	Miscellaneous operating expenses	1.1	1.6	2.2
Total operating expenses	82.0	82.1	82.1	Total operating expenses	79.0	79.6	80.7
Income from operations	18.0	17.9	17.9	Income from operations	21.0	20.4	19.3
Net interest and other income (expense)	0.1	0.2	0.1	Net interest and other income (expense)	0.0	0.2	0.1
Income before income taxes	18.1	18.1	18.0	Income before income taxes	21.0	20.6	19.4
Income taxes	7.1	7.2	7.2	Income taxes	8.2	8.2	7.8
Net Income	11.0%	10.9%	10.8%	Net Income	12.8%	12.4%	11.6%

(1)	Gross fuel expense without fuel surcharge.
(2)	Net fuel expense including fuel surcharge.

A discussion of our results of operations for the periods 2006 to 2005 and 2005 to 2004 is set forth below.

Fiscal 2006 Compared to Fiscal 2005

Total revenue for 2006 increased 17.2% to $664.4 million from $566.8 million for 2005. Total revenue included $96.0 million of fuel surcharge revenue in 2006 and $67.8 million of fuel surcharge revenue in 2005. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the relatively high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 13.9% to $568.4 million for 2006, up from $499.0 million in 2005. This increase is due to a combination of fleet expansion associated with the opening of four dry van and one refrigerated regional service centers, and our purchase of most of the trucking assets of Roads West, as well as increased revenue per mile and the growth of our brokerage operations. Revenue generated from Roads West accounted for approximately $4.2 million of the total $69.4 million increase. As a result of the expansion, including the Roads West acquisition, our tractor fleet grew 11.9% to 3,661 tractors (including 249 owned by independent contractors) for 2006, up from 3,271 tractors in 2005. The growth in the fleet, along with a 3.4% increase in average revenue per total mile, resulted in a significant period-over-period improvement in freight revenue. These improvements were partially offset by a 5.2% decrease in average miles per tractor, a 7.7% increase in our percentage of non-revenue miles, and a 2.0% decrease in average revenue per tractor per week in 2006 compared to 2005.

Salaries, wages and benefits expense increased as a percentage of revenue, before fuel surcharge, to 33.7% in 2006 from 32.6% in 2005.  The increase is due to the combination of driver pay rate increases implemented in 2006, and a non-cash equity based compensation expense of approximately $3.0 million for 2006, which expense was not recorded for years prior to 2006. For our drivers, we record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.  Due to fewer injury claims in fiscal year 2006, our workers’ compensation expense decreased as a percentage of revenue, before fuel surcharge, to 0.8% in 2006, from 1.1% in 2005.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 12.2% in 2006, from 13.2% in 2005. This was mainly due to improved collection of fuel surcharge revenue during 2006, which offset higher fuel prices. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs. For the year ended December 31, 2006, fuel surcharge was $96.0 million, compared to $67.8 million for the same period in 2005. As a percentage of total revenue, including fuel surcharge, fuel expense increased to 24.9% in 2006, compared to 23.6% in 2005, as a result of higher fuel prices. We believe that higher fuel prices may continue to adversely affect our operating expenses throughout 2007 and that continued unrest in the Middle East and other areas, in addition to hurricanes and other weather-related events, also may cause the price of fuel to increase.

Operations and maintenance expense decreased as a percentage of revenue, before fuel surcharge, to 6.3% in 2006, from 6.9% in 2005. The decrease is primarily due to the reduction in the average age of our equipment and the increase in routine service and maintenance completed at our regional service centers. The average age of our company tractors and trailers at the end of 2006 was 1.4 years and 4.0 years, respectively, compared to 1.9 years and 4.3 years, respectively, in 2005. In addition, increased revenue per mile also contributed to a reduction in operations and maintenance expense as a percentage of revenue. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense decreased as a percentage of revenue, before fuel surcharge, to 4.6% for 2006, compared to 5.0% for 2005. The decrease is due to better claims experience and lower claims costs in 2006. Increased revenue per mile also improved this primarily mileage-based expense as a percentage of revenue.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.4% for 2006 from 2.5% for 2005. The decrease is mainly due to improved revenue per mile.

Communications expense as a percentage of revenue, before fuel surcharge, increased to 1.0% for 2006, compared to 0.9% for 2005. This slight increase is due to the implementation of new equipment tracking devices, for which we incur monthly service fees.

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.6% for 2006 from 10.5% in 2005. This slight increase is due to the growth in the percentage of our fleet that is owned by us as opposed to owned by independent contractors. Effective October 1, 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%. This decision was made during our routine, period review when we determined that the salvage values of our tractors and trailers was higher than originally expected. This determination was further based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold. This change in accounting estimate resulted in a decrease in depreciation expense of approximately $1.3 million for the fiscal year 2006. Excluding the impact of this change in accounting estimate, depreciation expense for 2006 would have been 10.8% of revenue before fuel surcharge. This increase is due to the growth in the percentage of our fleet that is company owned, compared to our fleet that is operated by independent contractors.

Lease expense for revenue equipment, as a percentage of revenue before fuel surcharge, increased to 0.1% for 2006, compared to essentially zero for 2005. Prior to the acquisition of Edwards Bros., Inc. in the third quarter of 2005, we owned all of our revenue equipment and therefore did not incur lease expense for most of 2005. At year-end 2006 we had 26 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 7.0% for 2006, from 6.4% for 2005. The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which began operations in the third quarter of 2005. Excluding purchased transportation expense from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 5.2% in 2006, compared to 6.0% for 2005. This decrease is attributed to a lower percentage of owner operator tractors being operated during 2006. As of December 31, 2006, our total fleet included 249 tractors owned and operated by independent contractors, compared to 237 tractors owned and operated by independent contractors at December 31, 2005.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.1% for 2006, compared to 1.6% for 2005. Gains from sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment were $8.5 million for the year ended December 31, 2006, compared to $2.8 million for the year ended December 31, 2005. Excluding gains from sale of used equipment, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.5% for the year ended December 31, 2006, compared to 2.2% for the year ended December 31, 2005. This increase is primarily due to additional expenditures related to technology improvements, consulting and professional fees, and higher allowance for doubtful accounts.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 79.0% for 2006, compared to 79.6% for 2005.

Net interest income as a percentage of revenue, before fuel surcharge, increased to 0.2% for 2006, compared to 0.1% for 2005. The average rate of return on our cash and short-term investments increased more than 100 basis points from 2006 to 2005. We had no outstanding debt at December 31, 2006 or 2005.

Other expense for 2006 was comprised of a $713,000 impairment charge relating to our investment in Transportation Resource Partners ("TRP"). Other income for 2005 was comprised of $591,000 gains resulting from the sale of our investment in Concentrek, Inc. ("Concentrek"), along with a $230,000 impairment charge relating to our investment in TRP.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 39.1% for 2006 and 39.9% for 2005. The decrease in the effective tax rate is mainly due to hurricane tax credits, investment tax credits, and job creation and retention credits recognized in 2006. The decrease in the effective income tax rate was offset by an increase in income before tax, resulting in income tax expense as a percentage of revenue, before fuel surcharge, of 8.2% for both 2006 and 2005.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, was 12.8% for 2006, compared to 12.4% in 2005.

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

Revenue, before fuel surcharge, increased 21.2% to $499.0 million for 2005, up from $411.7 million in 2004. This increase is due to the combination of fleet expansion, improved revenue per mile, the opening of three additional dry van regional service centers, opening of a brokerage service center in July 2005, and the acquisition of Edwards Bros. in August 2005. Revenue generated from Edwards Bros. accounted for approximately 13% of the total increase. As a result of the expansion, our tractor fleet grew 16% to 3,271 tractors (including 237 owned by independent contractors) as of December 31, 2005, from 2,818 tractors. The growth in the fleet, coupled with improved freight demand, and a 3.6% increase in average revenue per tractor per week in 2005 over 2004, resulted in the significant period-over-period improvement in freight revenue. These improvements were partially offset by a 2.1% decrease in average miles per tractor and a 1.7% increase in our percentage of non-revenue miles.

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

Depreciation and amortization expense, as a percentage of revenue before fuel surcharge, increased to 10.5% for 2005 from 9.9% in 2004. The increase in depreciation and amortization expense is offset by a corresponding decrease in lease expense for revenue equipment and purchased transportation. During the year, most of our company fleet was purchased for cash. At December 31, 2005, we had 28 tractors held under operating leases that were acquired through the Edwards Bros. acquisition.

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

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.6% for 2005, compared to 2.1% for 2004. Gains from sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment were $2.8 million for the year ended December 31, 2005, compared to zero for the year ended December 31, 2004. Excluding gains from sale of used equipment, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.2% in 2005, from 2.1% in 2004. The slight increase is mostly due to the combination of higher bad debt reserves recorded and higher facility repair and maintenance expense incurred as a result of owning additional service centers.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 79.6% for 2005, compared to 80.7% for 2004.

Net interest income (expense) as a percentage of revenue, before fuel surcharge, remained at less than 1.0% for both 2005 and 2004. We had no outstanding debt at December 31, 2005 or 2004.

Other expense for 2005 was comprised of gains resulting from the sale of our investment in Concentrek, along with a reduction in the carrying value of our investment in TRP. Other expense as a percentage of revenue, before fuel surcharge, was 0.1% for 2005, compared to zero for 2004.

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

Net cash provided by operating activities was approximately $133.0 million, $107.8 million, and $96.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase for 2006 is due to the combination of increased revenue and net income, the addition of non-cash stock compensation expense, and proceeds from sale of our short-term investments.

Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, totaled $127.7 million, $103.6 million, and $115.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. We also spent approximately $15.7 million relating to the acquisition of the Roads West equipment. We currently anticipate capital expenditures, net of trade-ins, of approximately $110 million for 2007. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $4.6 million for the year ended December 31, 2006, compared to cash used in financing activities of approximately $7.4 million for the year ended 2005. Cash used in financing for the year ended December 31, 2006 consisted primarily of (i) $8.6 million cash dividends paid to common stock shareholders, (ii) $2.5 million of proceeds from the exercise of stock options, and (iii) $1.5 million in tax benefits from stock-based compensation. Net cash used in financing activities for the year ended December 31, 2005 consisted of (i) $6.8 million of debt payments associated with the acquisition of Edwards Bros., (ii) $3.4 million cash dividends paid to common stock shareholders, and (iii) $2.8 million of proceeds from the exercise of stock options. The large increase in cash dividends paid in 2006 compared to 2005 was due to a three-for-two stock split in December 2005, which effectively increased aggregate dividends paid by 50.0%. In addition, the dividend declared in the fourth quarter of 2005 was paid on February 14, 2006, resulting in one additional distribution in 2006.

At December 31, 2006, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit. In October 2006, we raised our line of credit from $25.0 million to $50.0 million. At December 31, 2006, the line of credit consisted solely of issued but unused letters of credit totaling $23.6 million. We are obligated to comply with certain financial covenants under our line of credit agreement and, except as described below, were in compliance with these covenants at December 31, 2006 and 2005. At December 31, 2006, our quick ratio (the sum of unrestricted cash, unrestricted marketable securities, and net accounts receivable divided by the sum of current liabilities, the outstanding aggregate principal borrowed, and letters of credit outstanding) was 1.02, which is slightly below the minimum requirement of 1.10 stipulated in our line of credit agreement. On February 9, 2007, our lender issued a letter waiving its rights with respect to any default resulting from our non-compliance with the quick ratio at December 31, 2006.

As of December 31, 2006, we held $1.6 million in cash and cash equivalents. In October 2006 we used cash to acquire most of the trucking assets of Roads West, which accounted for most of the cash decrease between December 31, 2006 and December 31, 2005. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash flows from operations and borrowing available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2006, we had 26 tractors held under operating leases with varying termination dates ranging from July 2008 to August 2009. Future operating lease commitments as of December 31, 2006 were $1.2 million, with $424,000 due in the next 12 months. The effective annual interest rates under these operating leases range from 6.7% to 7.2%. Lease payments with respect to such vehicles are reflected in our Consolidated Statements of Income in the line item "Lease expense - revenue equipment." Our rental expense related to operating leases was $0.4 million in 2006, compared to $0.2 million in 2005.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2006, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in millions) due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations (revenue equipment) (1)	$30.2	$30.2	-	-	-
Investment in Transportation Resource Partners	$1.5	$0.6	$0.9	-	-
Operating Leases - Revenue Equipment	$1.2	$0.4	$0.8	-	-
Operating Leases - Terminal Building	$0.9	$0.6	$0.3	-	-
Potential pay-out relating to the Roads West acquisition (2)	$0.3	$0.3	-	-	-
Total	$34.1	$32.1	$2.0	-	-

(1)
Our purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, we anticipate that purchase commitments under contract will have a net purchase price of approximately $30.2 million and will be paid throughout 2007.

(2)
On October 23, 2006, we acquired most of the trucking assets of Roads West Transportation, Inc. The purchase agreement describes potential earn-outs due at certain dates over the six-month period after the closing date. The potential pay-out is contingent upon the outcome of retaining existing drivers and independent contractors, and maintaining revenue levels with existing customers.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

A summary of the significant accounting policies followed in preparation of the financial statements, is contained in Note 1 to our consolidated financial statements attached hereto. The following discussion addresses our most critical accounting policies:

Depreciation. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from three to 30 years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations. Effective October 1, 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%. This decision was made during our routine, periodic review when we determined that the salvage value of our tractors and trailers was higher than originally expected. This determination was further based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold. Future changes in our useful lives or salvage value estimates, or fluctuation in market value that is not reflected in our estimates, could have a material effect in our results of operations.

Claims Accrual. Reserves and estimates for claims is another of our critical accounting policies. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers’ compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves are adjusted quarterly and represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

In addition to estimates within our self-insured retention layers, we also must make judgments concerning our aggregate coverage limits. If any claim occurrence were to exceed our aggregate coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our then effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

Management judgment also is required regarding a variety of other factors, including, the appropriateness of tax strategies, expected future tax consequences based on our future performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

Share-Based Payments. We have stock options outstanding under our stock compensation plan. Exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant. Each stock option expires on a date determined at the time of the grant, but not to exceed ten years from the date of the grant.

Prior to January 1, 2006, we accounted for stock option awards granted under our compensation plans in accordance with the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as our stock options had an exercise price equal to or greater than the market value of our common stock on the date of the grant and therefore, no intrinsic value. On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified-prospective-transition method. Under this transition method, our compensation expense recorded in 2006 includes both charges related to the vesting of options and restricted stock granted since the adoption of SFAS No. 123R as well as compensation cost related to the unvested portions of options granted prior to January 1, 2006. For all compensation cost recorded, fair value of the options was determined using the provisions of SFAS No. 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The calculation of employee compensation expense involves estimates that require management judgments. These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 8. The fair value of our stock options, which typically vest ratably over a five-year period, is expensed on a straight-line basis over the vesting life of the options. Expected volatility is based on historical volatility of our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option. Management judgment is required to estimate stock option exercises and forfeitures within our valuation model and management bases such decisions on historical data. The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

New Accounting Pronouncements

See Note 1 for discussion of recently-issued accounting pronouncements. Reference is also made to Note 8 regarding our adoption of SFAS No. 123R, “Share-based Payments.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk changes in interest rates on debt and from changes in commodity prices.

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

We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined to the United States, we are not subject to foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2006, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. Based upon our experience, we believe that we generally pass through to customers approximately 80% to 90% of fuel price increases. For the fiscal year ended December 31, 2006, fuel expense, net of fuel surcharge, represented 15.5% of our total operating expenses, net of fuel surcharge, compared to 16.5% for the same period ending in 2005.

Item 8.  Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated balance sheets, statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, together with the related notes, the report of Deloitte & Touche LLP, our independent registered public accounting firm for the years ended December 31, 2006, 2005, and 2004 are set forth at pages F-1 through F-19, elsewhere in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, we have established and maintain disclosure controls and procedures and internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On October 23, 2006, we purchased most of the trucking assets of Roads West. Management has elected to exclude the assessment of internal control over financial reporting for The New Roads West, LLC ("The New Roads West"), an entity that we established to hold the assets we acquired from Roads West, whose financial statement amounts constitute 2.8% of net assets and total assets, 0.7% of revenues, and 0.2% of net income of our consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, management’s evaluation and assessment, including that of our principal executive officer and principal financial officer, does not include internal control over financial reporting for The New Roads West.

With the exception of the Roads West acquisition in the fourth quarter, there were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment does not extend to the internal control over financial reporting at The New Roads West, whose financial statement amounts constitute 2.8% of net assets and total assets, 0.7% of revenues, and 0.2% of net income of our consolidated financial statement amounts for the year ended December 31, 2006.  Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Knight Transportation, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The New Roads West, LLC, which was acquired on October 23, 2006 and whose financial statements constitute 2.8% of net assets and total assets, 0.7% of revenues, and 0.2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.  Accordingly, our audit did not include the internal control over financial reporting at The New Roads West, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 28, 2007

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2007 Annual Meeting of Shareholders to be held May 24, 2007.

Item 11.  Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Report" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2007 Annual Meeting of Shareholders to be held May 24, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2006, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options warrants and rights (b)	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,490,341	$12.57	1,731,947
Equity compensation plans not approved by security holders	-	-	-
Total	4,490,341	$12.57	1,731,947

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2007 Annual Meeting of Shareholders to be held May 24, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "The Board of Directors and Its Committees - Committees of Board of Directors - Independent Directors" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2007 Annual Meeting of Shareholders to be held May 24, 2007.

Item 14.  Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2007 Annual Meeting of Shareholders to be held May 24, 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-19, below.

1.  Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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
4.3 †
Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Special Meeting of Shareholders held on December 21, 2005.)

10.1 †
Amended Indemnification Agreements between the Company, Don Bliss, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, and G. D. Madden, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.2 †
Indemnification Agreements between the Company and Timothy M. Kohl, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.3 †
Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

10.4
Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.5 †
Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Special Meeting of Shareholders held on December 21, 2005.)

10.6
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.6.1 *	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006.
21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 1, 2007		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 1, 2007
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)

/s/ David A. Jackson	March 1, 2007
David A. Jackson, Chief Financial Officer (Principal Financial Officer)

/s/ Wayne Yu	March 1, 2007
Wayne Yu, Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary J. Knight	March 1, 2007
Gary J. Knight, Vice Chairman, Director

March 1, 2007
Randy Knight, Director

/s/ Mark Scudder	March 1, 2007
Mark Scudder, Director

/s/ Donald A. Bliss	March 1, 2007
Donald A. Bliss, Director

/s/ David A. Jackson by POA	March 1, 2007
G.D. Madden, Director

/s/ David A. Jackson by POA	March 1, 2007
Kathryn Munro, Director

/s/ Michael Garnreiter	March 1, 2007
Michael Garnreiter, Director

/s/ David A. Jackson by POA	March 1, 2007
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, AZ
February 28, 2007

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands)

Assets	2006	2005
Current Assets:
Cash and cash equivalents	$1,582	$18,809
Short term investments	-	2,278
Trade receivables, net of allowance for doubtful accounts of $2,154 and $1,677, respectively	85,350	79,848
Notes receivable, net of allowance for doubtful notes receivable of $140 and $49, respectively	341	241
Prepaid expenses	8,342	7,156
Other current assets	16,613	3,355
Restricted cash	-	211
Deferred tax assets	8,759	8,533
Total current assets	120,987	120,431

Property and Equipment:
Land and land improvements	21,778	18,163
Buildings and improvements	38,656	34,482
Furniture and fixtures	6,410	7,518
Shop and service equipment	3,738	2,803
Revenue equipment	496,117	430,048
Leasehold improvements	516	378
	567,215	493,392

Less: accumulated depreciation and amortization	(133,387)	(141,053)

Property and equipment, net	433,828	352,339
Notes receivable, net of current portion	348	344
Goodwill	10,256	8,119
Intangible assets, net	300	-
Other long-term assets & restricted cash	4,500	2,594
Total assets	$570,219	$483,827

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except par value)

Liabilities and Shareholders' Equity	2006	2005

Current Liabilities:
Accounts payable	$13,077	$7,464
Accrued payroll	7,411	5,452
Accrued liabilities	15,184	13,307
Dividends payable	-	1,713
Claims accrual	25,926	26,155
Other current liabilities	-	211

Total current liabilities	61,598	54,302

Deferred tax liabilities	82,526	76,597

Total liabilities	144,124	130,899

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 86,111 and 85,666 shares issued and outstanding at December 31, 2006 and 2005, respectively	861	857
Additional paid-in capital	94,220	87,148
Retained earnings	331,014	264,923

Total shareholders’ equity	426,095	352,928

Total liabilities and shareholders’ equity	$570,219	$483,827

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Revenue:
Revenue, before fuel surcharge	$568,408	$498,996	$411,717
Fuel surcharge	95,999	67,817	30,571

Total revenue	664,407	566,813	442,288

Operating Expenses:
Salaries, wages and benefits	191,550	162,778	133,822
Fuel	165,594	133,469	85,071
Operations and maintenance	35,881	34,449	26,369
Insurance and claims	26,189	25,159	22,319
Operating taxes and licenses	13,507	12,412	9,798
Communications	5,649	4,267	3,602
Depreciation and amortization	60,387	52,603	40,755
Lease expense - revenue equipment	431	183	3,047
Purchased transportation	39,937	31,787	29,342
Miscellaneous operating expenses	5,790	8,011	8,801

Total operating expenses	544,915	465,118	362,926
Income from operations	119,492	101,695	79,362

Other Income (expense):
Interest income	1,067	658	398
Interest (expense)	(1)	-	-
Other (expense) income	(713)	361	-
Total other income	353	1,019	398

Income before income taxes	119,845	102,714	79,760

Income Taxes	(46,879)	(41,000)	(31,900)

Net income	$72,966	$61,714	$47,860

Basic Earnings Per Share	$0.85	$0.72	$0.57

Diluted Earnings Per Share	$0.84	$0.71	$0.55

Weighted Average Shares Outstanding - Basic	85,802	85,302	84,599

Weighted Average Shares Outstanding - Diluted	87,040	86,647	86,459

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock (a)
	Shares Issued	Amount	Additional Paid-in Capital (a)	Retained Earnings	Total

Balance, January 1, 2004	84,349	$844	$77,473	$161,606	$239,923
Exercise of stock options	644	6	2,075	-	2,081
Issuance of common stock	2	-	28	-	28
Tax benefit of stock option exercises	-	-	2,258	-	2,258
Cash dividend - common at $.02 per share	-	-	-	(1,133)	(1,133)
Net income	-	-	-	47,860	47,860

Balance, December 31, 2004	84,995	850	81,834	208,333	291,017
Exercise of stock options	669	7	2,786	-	2,793
Issuance of common stock	2	-	35	-	35
Tax benefit of stock option exercises	-	-	2,493	-	2,493
Cash dividend - common at $.02 per share	-	-	-	(5,124)	(5,124)
Net income	-	-	-	61,714	61,714

Balance, December 31, 2005	85,666	857	87,148	264,923	352,928
Exercise of stock options	440	4	2,445	-	2,449
Issuance of common stock	5	-	80	-	80
Excess tax benefit of stock option exercises	-	-	1,542	-	1,542
Employee stock-based compensation expense			3,005		3,005
Cash dividend - common at $.02 per share	-	-	-	(6,875)	(6,875)
Net income	-	-	-	72,966	72,966

Balance, December 31, 2006	86,111	$861	$94,220	$331,014	$426,095

(a)	Common stock and additional paid-in capital have been restated to reflect 3-for-2 stock splits on December 23, 2005 and July 20, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$72,966	$61,714	$47,860
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	60,387	52,603	40,755
Gain on sale of equipment	(8,461)	(2,803)	-
Gain on sale of investment	-	(591)	-
Impairment of investment	713	230	-
Non-cash compensation expense for issuance of common stock to certain members of board of directors	80	35	28
Provision for allowance for doubtful accounts and notes receivable	360	(45)	433
Deferred income taxes	5,423	1,292	15,685
Tax benefit on stock option exercises	-	2,493	2,258
Excess tax benefits related to stock-based compensation	(1,542)	-	-
Stock option compensation expense	3,005	-	-
Changes in assets and liabilities:
(Increase) decrease in short-term investments	2,278	(76)	(2,202)
(Increase) in trade receivables	(5,980)	(17,810)	(20,413)
(Increase) in other current assets	(563)	(1,023)	(996)
(Increase) decrease in prepaid expenses	(992)	(1,762)	2,274
(Increase) decrease in income tax receivable	-	3,216	(1,455)
(Increase) in other assets	(178)	(121)	(485)
Increase in accounts payable	596	33	1,559
Increase in accrued liabilities and claims accrual	4,938	10,379	11,400
Net cash provided by operating activities	133,030	107,764	96,701

Cash Flows From Investing Activities:
Purchases of property and equipment	(175,221)	(116,586)	(115,672)
Proceeds from sale of equipment/assets held for sale	47,496	13,003	-
(Increase) decrease in notes receivable	314	(323)	628
Acquisition-related contingent payment	(320)	-	-
Payment made for acquisitions of businesses	(15,709)	(3,284)	-
Cash restricted	(384)	(211)	-
Investments in Transportation Resource Partners	(1,836)	(1,496)	-
Proceeds from sale of investment in Knight Flight Services	-	1,388	-
Proceeds from sale of investment in Concentrek, Inc.	-	2,836	-
Net cash used in investing activities	(145,660)	(104,673)	(115,044)

Cash Flows From Financing Activities:
Dividends paid	(8,588)	(3,411)	(1,133)
Advance on line of credit	4,500	-	-
Repayment on line of credit	(4,500)	-	-
Payment of notes payable acquired	-	(6,819)	-
Excess tax benefits related to stock-based compensation	1,542	-	-
Proceeds from exercise of stock options	2,449	2,793	2,081
Net cash (used in) provided by financing activities	(4,597)	(7,437)	948

Net decrease in Cash and Cash Equivalents	(17,227)	(4,346)	(17,395)

Cash and Cash Equivalents, beginning of year	18,809	23,155	40,550

Cash and Cash Equivalents, end of year	$1,582	$18,809	$23,155

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$6,917	$1,901	$152
Net book value of equipment traded	-	-	12,470
Cash flow information:
Income taxes paid	$39,359	$30,410	$15,151

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

1. Organization and Summary of Significant Accounting Policies

a. Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul truckload carrier of general commodities headquartered in Phoenix, Arizona. The Company also has service centers located throughout the United States. The Company provides truckload carrier dry van, temperature controlled, and brokerage services. The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

b. Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - Cash and cash equivalents is comprised of short-term highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

Short-term Investments - Short-term investments is comprised of trading marketable debt securities with original maturities of greater than three months and represent an investment of cash that is available for current operations. These investments are recorded at fair value with realized and unrealized gains and losses included in interest income on the attached consolidated statements of income. At December 31, 2006, the Company did not have any short-term investments.

Notes Receivable - Included in notes receivable are amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments, from 10% to 12%, over periods generally ranging from three to five years. We had 41 and 28 loans outstanding from independent contractors as of December 31, 2006, and 2005, respectively. The increase in the number of loans between 2006 and 2005 is mainly due to the number of capital leases that we acquired when we purchased substantially all of the trucking assets of Roads West. Our notes receivable balances are classified separately between current and non-current items on our balance sheet. At December 31, 2006, our notes receivable consisted of the following:

	2006	2005
	(In thousands)
Owner Operator notes receivable	$552	$634
Capital Leases (Roads West Notes)	277	-
	829	634

Less current portion	481	290
Notes Receivable Non-Current	348	344

Other Current Assets - Other current assets are primarily comprised of assets held for sale, along with inventories and supplies consisting of tires and spare parts. As of December 31, 2006, the Company had $12.7 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment. No impairments were recorded in 2006. The Company expects to sell these assets and replace them with new assets within twelve months.

Restricted Cash - In connection with the Company's self-insured workers compensation program, $595,000 was set aside in an escrow account in 2006 to meet statutory requirements. This cash is recorded under the line item "Other long-term assets & restricted cash" on the Company's consolidated balance sheets. In 2005 the Company received $211,000 cash payment on behalf of outside investors in connection with the sale of its investment in Concentrek. The cash received was classified as restricted cash and other liabilities on the Company's Balance Sheet at December 31, 2005. The amount received was fully distributed in January 2006.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization on property and equipment are calculated by the straight-line method over the following estimated useful lives:

Years
Land improvements	5-10
Buildings and improvements	20-30
Furniture and fixtures	5
Shop and service equipment	3-5
Revenue equipment	5-10
Leasehold improvements	3

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2006, 2005, and 2004, repairs and maintenance expense totaled approximately $17.6 million, $19.5 million, and $15.0 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company's experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. In conjunction with its routine, periodic review, the Company determined in 2006 that salvage values of tractors and trailers are higher than originally expected. This determination is based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold, in light of the fact that used equipment sales are more sensitive to miles driven, rather than months in-service, and the average miles per tractor decreased 5.2% in 2006 compared to 2005. As a result of this assessment, the Company changed the salvage values of tractors and trailers from 20% to 25% effective October 1, 2006. This change in accounting estimate resulted in a decrease in depreciation expense and an increase in income from operations of approximately $1.3 million for fiscal year 2006. The change had the effect of increasing net income by approximately $769,000, net of tax, resulting in a related increase in earnings per share of $0.01 for fiscal year 2006.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Other Long-term Assets & Restricted Cash include:

	2006	2005
	(In thousands)

Investment in Transportation Resource Partners	$3,239	$2,116
Restricted Cash	595	-
Other	666	478
	$4,500	$2,594

In 2003, the Company signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million. Contributions to TRP are accounted for using the cost method. In 2006, the Company contributed approximately $1.8 million in working capital to TRP, which leaves an approximately $1.5 million outstanding commitment at December 31, 2006. Due to portfolio losses within TRP, the Company recorded a $712,500 pre-tax impairment charge in the fourth quarter of 2006 to reflect the fair value of the portfolio. The Company also recorded a $230,000 pre-tax impairment charge relating to TRP’s portfolio fair value in 2005. These adjustments are reflected in “Other expense” on the accompanying consolidated statements of income.

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

Impairment of Long-Lived Assets - Statement of Financial Accounting Standard ("SFAS") No. 144 provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets classified as held for sale are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The revenue equipment classified as held for sale is presented in “other current assets” on the Company's consolidated balance sheets. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed at least annually (December 31), or more frequently should any of the certain circumstances as listed in SFAS No. 142 occur, for impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed this annual test as of December 31, 2006, and no adjustment was determined to be necessary.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West. The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill. Under this circumstance, SFAS No. 109 requires that the goodwill be separated into two components. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill. The finite lived intangible portion will be amortized using the straight-line method over a five year period. The Company also recorded $320,000 of additional goodwill related to the earn-out settlement for Edwards Bros., Inc. ("Edwards Bros."), which was acquired on August 12, 2005.

The changes in the carrying amounts of goodwill were as follows:

	2006	2005
	(In thousands)

Goodwill at beginning of period	$8,119	$7,504
Additions for Roads West	1,817	-
Additions for Edward Bros.	320	615
Adjustments	-	-
Goodwill at end of period	$10,256	$8,119

Intangible assets consist of the following:

Gross Carrying Amount (In thousands)
Gross Intangible Assets related to Roads West	$310
Accumulated Amortization	10
Net Book Value at Dec. 31, 2006	$300

Intangible assets are being amortized straight-line over a five year period. Annual amortization expense is expected to be $62,000 for fiscal years 2007 to 2010, and $52,000 for fiscal year 2011.

Accrued Liabilities - Included in accrued liabilities are $4.1 million of income tax payable, along with various accruals for outstanding invoices for fuel, shop repairs, and other miscellaneous operating expenses.

Claims Accrual - The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily the Company’s claims experience and the experience of the Company’s third party administrator, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The significant level of the Company’s self-insured retention for personal injury and property damage claims, currently at $1.5 million, illustrates the importance and potential impact of these estimates. See Note 5.

Revenue Recognition - The Company recognizes revenues, for both asset-based and non-asset based operations, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2006, 2005, and 2004, aggregated approximately 10%, 11%, and 12% of revenues, respectively. Balances due from the three largest customers account for approximately 7.6% of the total trade receivable balance as of December 31, 2006. Revenue from the Company's single largest customer represented approximately 4%, 5%, and 5% of revenues for each of the years 2006, 2005, and 2004, respectively. Balance due from the largest customer accounts for approximately 3.1% of the total trade receivable balance as of December 31, 2006.

Recapitalization and Stock Split - On October 14, 2005 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend. The stock split occurred on December 23, 2005, to all shareholders of record as of the close of business on November 30, 2005. This stock split has been given retroactive recognition for all periods ending prior to December 31, 2005 presented in the accompanying consolidated financial statements. All share amounts and earnings per share amounts for those same periods have also been retroactively adjusted to reflect the stock split.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2006, 2005, and 2004, are as follows (in thousands, except per share data):

	2006			2005			2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$72,966	85,802	$.85	$61,714	85,302	$.72	$47,860	84,599	$.57
Effect of stock options	-	1,238	-	-	1,345	-	-	1,860	-
Diluted EPS	$72,966	87,040	$.84	$61,714	86,647	$.71	$47,860	86,459	$.55

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Twelve Months Ended December 31,

	2006	2005
Number of anti-dilutive shares	34,750	111,375

Segment Information - The Company has determined that it has two operating segments, but only one reportable segment. The Company’s operating segments consist of (i) a truckload transportation (asset-based) segment and (ii) a brokerage segment (non-asset-based). The truckload transportation segment includes dry van and temperature controlled operations with service centers located throughout the United States. Each of the asset-based service centers have similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. As a result, the Company has determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the Company has not presented separate financial information for each of these service centers. The Company has determined that its brokerage subsidiary qualifies as an operating segment under SFAS No. 131. However, because its results of operations are not material to the Company's consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in SFAS No. 131, the Company has not presented separate financial information for this segment. For the year ended December 31, 2006, the brokerage segment accounted for 1.9% of the Company’s consolidated revenue, 1.4% of the Company's consolidated net income, and less than 1% of the Company's consolidated assets.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability. In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability. SFAS 157 will be effective for the Company January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted the provisions of SAB 108 with no material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company was required to adopt the provisions of FIN 48 January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently assessing the impact of the adoption of FIN 48 on its consolidated financial statements.

2. Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2006. The Company maintains a revolving line of credit, with a maturity date of September 30, 2008, which permits revolving borrowings and letters of credit (see Note 5) totaling $50.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). At December 31, 2006, there were no outstanding revolving borrowings on the line of credit and issued but unused letters of credit under the line of credit totaled $23.6 million.

Under the line of credit, the Company is required to maintain certain financial ratios and other certain covenants relating to corporate structure, ownership, and management. The Company was in compliance with its financial debt covenants at December 31, 2005. At December 31, 2006, the Company’s quick ratio (the sum of unrestricted cash, unrestricted marketable securities, and net accounts receivable divided by the sum of current liabilities, the outstanding aggregate principal borrowed, and letters of credit outstanding) was 1.02, which is below the minimum requirement of 1.10 stipulated in the Company's line of credit agreement. On February 9, 2007, the Company’s lender issued a letter waiving its rights with respect to any default resulting from the Company's non-compliance with the quick ratio at December 31, 2006.

3. Income Taxes

Income tax expense consists of the following (in thousands):

	2006	2005	2004
Current income taxes:
Federal	$36,358	$35,524	$12,252
State	5,098	4,184	3,963
	41,456	39,708	16,215
Deferred income taxes:
Federal	4,479	1,441	14,010
State	944	(149)	1,675
	5,423	1,292	15,685
	$46,879	$41,000	$31,900

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The effective income tax rate for 2006 includes hurricane tax credits, investment tax credits, and job creation and retention tax credits not recognized in 2005. The differences are summarized as follows (in thousands):

	2006	2005	2004
Tax at the statutory rate (35%)	$41,946	$35,950	$27,797
State income taxes, net of federal benefit	3,895	4,035	2,939
Other, net	1,038	1,015	1,164
	$46,879	$41,000	$31,900

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Short-term deferred tax assets:
Claims accrual	$9,312	$9,598
Other	1,945	1,135
	$11,257	$10,733

Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(2,498)	(2,200)
Short-term deferred tax assets, net	$8,759	$8,533

Long-term deferred tax liabilities:
Property and equipment depreciation	$82,526	$76,597

In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

Included in accrued liabilities of the Company's consolidated balance sheets is approximately $4.1 million for income tax payable at December 31, 2006.

4. Commitments and Contingencies

a. Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $30.2 million and will be paid throughout 2007.

b. Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partner (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to pledge $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. Also in 2006, the Company contributed approximately $1.8 million in working capital to TRP, leaving an outstanding commitment of approximately $1.5 million at December 31, 2006. The carrying book balance of the Company’s investment in TRP was $3.2 million at December 31, 2006.

c. Acquisition Commitments

On October 23, 2006, the Company purchased most of the trucking assets of Roads West Transportation, Inc., an Arizona-based temperature controlled carrier. The purchase agreement describes potential future payments due at certain dates over the six-month period after the closing date. The potential pay-out is contingent upon the outcome of retaining existing drivers and independent contractors and maintaining revenue levels with existing customers. The maximum potential pay-out is $400,000.

d. Operating Leases

The Company leases certain revenue equipment under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Company's consolidated statements of income. Rent expense related to these lease agreements totaled approximately $0.4 million, $0.2 million, and $3.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Future lease payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Amount (in thousands)
2007	$424
2008	$587
2009	$169
Total	$1,180

The Company also leases certain service center building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income. Building rental expense related to these lease agreements totaled approximately $1.6 million, $1.5 million, and $1.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Year Ended December 31,	Amount (in thousands)
2006	$633
2007	$247
Total	$880

e. Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

5. Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation. For 2006 the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a maximum self retention level of $1.5 million per occurrence. The Company is also self insured for worker’s compensation, with self-retention level of $500,000 per occurrence. The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company’s insurance policies for 2006 provided for excess personal injury and property damage liability up to a total of $50.0 million per occurrence. The Company also maintains excess coverage for employee medical expenses and hospitalization, and damage to physical properties. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $23.6 million. These letters of credit reduce the available borrowings under the Company's line of credit (See Note 2).

6. Related Party Transactions

The Company paid life insurance premiums for certain key employees, totaling approximately $89,000 during each of 2006 and 2005, and $71,000 during 2004. The premiums the Company paid were for several polices, one of which the Company is not the beneficiary, and another of which the Company is a 50% primary beneficiary. The cash surrender value of these policies are included in “Other long-term assets & restricted cash” in the accompanying consolidated balance sheets. At December 31, 2006, the cash surrender value of these policies was approximately $285,000.

During 2006, 2005, and 2004, the Company paid approximately $163,000, $144,000, and $101,000, respectively, for legal services to a firm that employs a member of the Company’s Board of Directors.

In June 2005, the Company sold 100% of its investment interest in Knight Flight Services, LLC ("Knight Flight") (see Note 1 Other Assets). This investment was sold to related parties at its book value of $1,387,700, resulting in no gain or loss on this transaction. During 2005, the Company paid approximately $404,000 for travel services for its employees to Knight Flight.

In September 2005, the Company purchased land and a building from a member of its Board of Directors for $4.5 million. The facility purchased is located in Phoenix, Arizona and contains the Company’s corporate headquarters, along with several operating divisions. Prior to this purchase, the Company had been leasing this facility from the board member since the Company’s inception in 1989. This facility also has additional space which is under long-term rental agreements with unrelated parties. These lease agreements have been assigned to the Company as part of the purchase agreement. The Company received monthly rental income for this additional space of approximately $22,000 per month from September 2005 through December 2006.

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

7. Shareholders' Equity

During 2006, 2005, and 2004, certain non-employee Board of Director members received annual director fees of $79,928, $35,300, and $27,700, respectively, through the issuance of common stock in equivalent shares. The Company issued a total of 4,453, 2,204, and 1,925 shares of common stock to certain directors for fees during 2006, 2005, and 2004, respectively.

8. Stock Based Compensation and Employee Benefit Plans

a. Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors. At December 31, 2006, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan (the "2003 Plan"). The Company’s shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003. All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

Independent directors are not permitted to receive incentive stock options, but are entitled under the 2003 Plan to receive automatic grants of non-qualified stock options upon joining the Board of Directors and annually thereafter. Non-qualified stock options may be granted to directors, including independent directors, officers, and employees and provide for the right to purchase common stock at a specified price and usually become exercisable in installments after the grant date. Non-qualified stock options may be granted for any reasonable term. All non-qualified stock options granted under the 2003 Plan must have an exercise price that is equal to at least 100% of fair market value of the common stock on the date of grant.

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, to be based upon estimated fair values.

For the year ended December 31, 2006, the adoption of SFAS 123R resulted in stock-based compensation charges of approximately $3.0 million which reduced income from operations accordingly. Stock-based compensation expense recognized for the year ended December 31, 2006, is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense caused net income to decrease by approximately $1.8 million and basic and diluted earnings per share to decrease by $0.02 per share for the year ended December 31, 2006.

The Company received $2.4 million in cash from the exercise of stock options during the year ended December 31, 2006. The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2006, was approximately $1.5 million. The actual tax benefit realized in 2006 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount. Pursuant to SFAS 123R prior period amounts have not been restated.

Prior to SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for the Company’s fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31, 2005, and 2004 (in thousands, except per share data):

	2005	2004

Net income, as reported	$61,714	$47,860
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5,129)	(1,295)

Pro forma net income	$56,585	$46,565

Basic earnings per share - as reported	$0.72	$0.57
Basic earnings per share - pro forma	$0.66	$0.55
Diluted earnings per share - as reported	$0.71	$0.55
Diluted earnings per share - pro forma	$0.65	$0.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Year Ended December 31,
	2006	2005	2004
Dividend yield (1)	0.43%	0.40%	0.30%
Expected volatility (2)	32.39%	48.00%	49.00%
Risk-free interest rate (3)	5.06%	4.00%	4.30%
Expected terms (4)	8.08 years	6.00 years	6.00 years
Weighted average fair value of options granted	$8.62	$7.78	$5.53

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, and restricted stock grants to employees and officers. Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions within the Code. Vesting schedules for options are set by the Compensation Committee and the term of a stock option may not exceed ten years. Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange. Stock options are subject to a vesting schedule that is set by the Compensation Committee and the schedule generally ranges from three to eight years based upon graded vesting and depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. The exercise price of stock options granted may not be modified. The 2003 Plan originally reserved 1.5 million shares for the grant of options, as adjusted for stock splits. In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6.0 million shares, as adjusted for stock splits. The 2003 Plan will terminate on February 5, 2013.

The Company currently does not have a policy regarding the repurchase of shares on the open market.

As of December 31, 2006, there was $17.1 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan. That cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

A summary of the award activity for the years ended December 31, 2006, 2005, and 2004 is presented below:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,562,511	$10.68	3,744,242	$7.41	3,660,267	$5.79
Granted	799,060	18.66	1,699,313	15.36	1,038,734	10.86
Exercised	(437,932)	5.59	(669,141)	4.20	(645,116)	3.23
Forfeited and Expired	(433,298)	10.68	(211,903)	10.44	(309,643)	8.18

Outstanding at end of year	4,490,341	12.57	4,562,511	$10.68	3,744,242	$7.41

Exercisable at end of year	1,842,396	10.43	1,765,748	$9.39	931,971	$3.73

Weighted average fair value of options granted during the period		$8.62		$7.78		$5.53

As of December 31, 2006, the number of options that were currently vested and expected to become vested was 4,282,124 These options have a weighted-average exercise price of $12.50, a weighted-average contractual remaining term of 7.28 years, and an aggregate intrinsic value of $19.5 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2006:

Range of Exercise Prices ($)	Number Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share ($)	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable ($)
0.00 - 10.00	980,350	4.19	5.31	836,014	4.77
10.01 - 15.00	1,742,460	7.31	12.11	172,381	11.86
15.01 - 25.00	1,767,531	8.93	17.06	834,001	15.81
Overall Total	4,490,341	7.27	12.57	1,842,396	10.43

The total intrinsic value of options exercised during the twelve-month period was $4.1 million, $6.7 million, and $5.3 million as of December 31, 2006, 2005, and 2004, respectively. Based on the market price as of December 31, 2006, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $20.1 million, and the total intrinsic value of options exercisable as of December 31, 2006, is approximately $12.2 million. The weighted average remaining contracted life as of December 31, 2006 for vested and exercisable options is 6.33 years.

b. 401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2006, 2005, and 2004, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately, $402,000, $265,000, and $207,000 in 2006, 2005, and 2004, respectively. The Company increased the mandatory matching contribution from $625 to $850 annually per employee on January 1, 2006.

9. Acquisitions

On October 23, 2006, the Company purchased most of the trucking assets of Roads West Transportation, Inc. (“Roads West”), an Arizona-based temperature controlled carrier. Under the asset purchase agreement, the Company purchased 133 tractors, 280 trailers, and certain miscellaneous other assets. The Company did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets was approximately $15.6 million, not including potential earn-outs that could increase the price to $16.0 million. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. The allocation of the fair value of the assets acquired resulted in approximately $1.8 million of infinite lived goodwill and $310,000 of finite lived intangible assets. The intangible assets of $310,000 will be amortized over a five year period. The acquisition has been accounted for in the Company’s results of operations since the acquisition date. The pro forma effect of the acquisition on its results of operations is immaterial.

On August 12, 2005, the Company acquired 100% of the stock of Edwards Bros., Inc., an Idaho based temperature controlled truckload carrier. The acquisition included 140 tractors and 224 trailers. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date in accordance with Financial Accounting Standards Board Statement Number 141 (SFAS No.141), "Business Combinations". Goodwill has been recorded on the Company's consolidated balance sheets for the amount which the purchase price exceeded the fair value of the assets and liabilities acquired. The acquisition has been accounted for in the Company’s results of operations since the acquisition date. The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

10. Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2006 and 2005:

	2006
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$129,339	$140,372	$146,555	$152,142
Income from operations	26,098	29,928	30,609	32,857
Net income	15,832	18,121	18,850	20,163
Earnings per common share:
Basic	$0.18	$0.21	$0.22	$0.23
Diluted	$0.18	$0.21	$0.22	$0.23

	2005
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$111,074	$119,722	$127,444	$140,756
Income from operations	21,147	24,814	25,012	30,722
Net income	12,757	14,957	15,451	18,549
Earnings per common share:
Basic (1)	$0.15	$0.17	$0.18	$0.22
Diluted (1)	$0.15	$0.17	$0.18	$0.21

(1)	The basic and diluted earnings per share amounts for the first three quarters of 2005 have been restated to reflect a 3-for-2 stock split on December 23, 2005.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Deductions		Other Adjustments		Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2006	$1,677	$2,187	$(1,710)	(1)	-		$2,154
Year ended December 31, 2005	$1,708	$1,675	$(1,706)	(1)	-		$1,677
Year ended December 31, 2004	$1,942	$454	$(688)	(1)	-		$1,708

Allowance for doubtful notes receivable:
Year ended December 31, 2006	$49	$(5)	$(22)	(1)	$118	(2)	$140
Year ended December 31, 2005	$63	$14	$(28)	(1)	-		$49
Year ended December 31, 2004	$137	$(21)	$(53)	(1)	-		$63

(1)	Write-off of bad debts.
(2)	Includes $118,338 allowance associated with the acquisition of substantially all of the trucking assets of Roads West.

EXHIBIT INDEX
Exhibit Number	Descriptions

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 No. 33-83534.)
3.1.1	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-K for the period ended December 31, 2000.)
3.1.2	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-3 No. 333-72130.)
3.1.3	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
3.2.1	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Report on Form 10-K for the period ended December 31, 2002.)
3.2.2	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)
4.1	Articles 4, 10 and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †
Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Special Meeting of Shareholders held on December 21, 2005.)

10.1 †
Amended Indemnification Agreements between the Company, Don Bliss, Gary J. Knight, Keith Knight, Kevin P. Knight, Randy Knight, and G. D. Madden, and dated as of February 5, 1997. (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the period ended December 31, 1996.)

10.2 †
Indemnification Agreements between the Company and Timothy M. Kohl, dated as of October 16, 2000, and May 9, 2001, respectively. (Incorporated by reference to Exhibit 10.6.1 to the Company’s Report on Form 10-K for the period ended December 31, 2001.)

10.3 †
Indemnification Agreements between the Company and Mark Scudder and Michael Garnreiter, dated as of November 10, 1999, and September 19, 2003, respectively. (Incorporated by reference to Exhibit 10.5.2 to the Company’s Report on Form 10-K for the period ended December 31, 2003.)

10.4
Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.5 †
Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Special Meeting of Shareholders held on December 21, 2005.)

10.6
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.6.1 *	Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006.
21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company’s Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company’s Chief Financial Officer.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.