Form 10-Q
period 2007-03-31
KNIGHT TRANSPORTATION INC
filed 2007-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2007 was 86,282,825 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) As of March 31, 2007 and December 31, 2006 (In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,150	$1,582
Accounts receivable, net	82,206	85,350
Notes receivable, net	267	341
Other current assets	15,384	16,613
Prepaid expenses	9,126	8,342
Deferred tax asset	9,117	8,759
Total current assets	136,250	120,987

Property and Equipment:
Land and improvements	21,803	21,778
Buildings and improvements	41,809	38,656
Furniture and fixtures	6,704	6,410
Shop and service equipment	3,788	3,738
Revenue equipment	495,665	496,117
Leasehold improvements	578	516
	570,347	567,215
Less: Accumulated depreciation and amortization	(136,654)	(133,387)
Property and equipment, net	433,693	433,828
Notes receivable - long-term	308	348
Goodwill	10,268	10,256
Intangible assets, net	284	300
Other assets & restricted cash	4,836	4,500
Total assets	$585,639	$570,219

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (continued) As of March 31, 2007 and December 31, 2006 (In thousands, except par values)

	March 31, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,864	$13,077
Accrued payroll	7,987	7,411
Accrued liabilities	22,991	15,184
Claims accrual	25,371	25,926
Total current liabilities	59,213	61,598
Deferred tax liabilities	84,240	82,526
Total liabilities	143,453	144,124

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 86,226 and 85,666 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	862	861
Additional paid-in capital	95,809	94,220
Retained earnings	345,515	331,014
Total shareholders' equity	442,186	426,095
Total liabilities and shareholders' equity	$585,639	$570,219

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Revenue, before fuel surcharge	$144,825	$129,339
Fuel surcharge	21,709	19,713
Total revenue	166,534	149,052
OPERATING EXPENSES:
Salaries, wages and benefits	48,840	43,201
Fuel	39,634	36,022
Operations and maintenance	9,272	9,427
Insurance and claims	8,006	5,754
Operating taxes and licenses	3,557	3,251
Communications	1,418	1,310
Depreciation and amortization	15,931	14,600
Lease expense - revenue equipment	106	109
Purchased transportation	10,732	7,907
Miscellaneous operating expenses	1,784	1,373
Total operating expenses	139,280	122,954

Income from operations	27,254	26,098

Interest income	182	284
Other income	188	-
Income before income taxes	27,624	26,382

Income taxes	(11,005)	(10,550)

Net income	$16,619	$15,832

Earnings per common share and common share equivalent:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18

Weighted average number of common shares and common share equivalents outstanding:
Basic	86,173	85,752
Diluted	87,167	87,260

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,619	$15,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,931	14,600
Gain on sales of equipment	(1,450)	(1,849)
Earn-out on sold investment	(188)	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	39	33
Provision (benefit) for allowance for doubtful accounts	306	(156)
Excess tax benefits related to stock-based compensation	(230)	(430)
Stock option expense	652	675
Deferred income taxes	1,516	1,597
Changes in assets and liabilities:
(Increase) in short-term investments	-	(647)
Decrease in trade receivables	2,838	11,079
Decrease (Increase) in other current assets	154	(189)
(Increase) in prepaid expenses	(784)	(1,451)
(Increase) in other assets and restricted assets	(320)	(52)
(Decrease) in accounts payable	(4,550)	(23)
Increase in accrued liabilities, claims accrual and other	7,503	260

Net cash provided by operating activities	38,036	39,279

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(31,716)	(36,487)
Proceeds from sales of equipment	12,781	9,319
Decrease (Increase) in notes receivable	115	(35)
Acquisition-related contingent payment	(12)	(320)
Proceeds from investment earn-out	188	-
Increase in restricted cash	-	211
Transportation Resource Partners investment	-	(806)

Net cash used in investing activities	(18,644)	(28,118)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(1,724)	(3,432)
Excess tax benefits related to stock-based compensation	230	430
Proceeds from exercise of stock options	670	848

Net cash used in financing activities	(824)	(2,154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,568	9,007
CASH AND CASH EQUIVALENTS, beginning of period	1,582	18,809

CASH AND CASH EQUIVALENTS, end of period	$20,150	$27,816

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$1,255	$1,232
FIN48 adoption tax liability	$394	$-

Cash Flow Information:
Income taxes paid	$5,073	$5,429
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

The accompanying condensed consolidated financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.  Stock-Based Compensation

At March 31, 2007, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan"). On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values. Total SFAS 123R compensation cost for the three months ended March 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended March 31,
	2007	2006
Gross stock compensation expense (net of forfeitures)	$652	$675
Income tax	($259)	($270)
Net stock compensation expense after tax	$393	$405

We received $670,000 and $848,000 in cash from the exercise of stock options during the three months ended March 31, 2007 and March 31, 2006, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the three months ended March 31, 2007 and March 31, 2006, was approximately $230,000 and $430,000, respectively.

As of March 31, 2007, there was $14.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2007	2006
Dividend yield (1)	.45%	.37%
Expected volatility (2)	32.29%	31.86%
Risk-free interest rate (3)	4.5%	4.71%
Expected terms (4)	6.58 years	7.35 years
Weighted average fair value of options granted	$7.90	$8.80

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

A summary of the award activity under the 2003 Plan as of March 31, 2007, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2006	4,490,341	12.57
Granted	8,250	19.65
Exercised	(113,171)	5.92
Forfeited	(91,040)	14.00
Outstanding as of 3/31/2007	4,294,380	12.74

Note 3.  Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding - basic	86,173	85,752
Effect of stock options	994	1,508
Weighted average common share and common share equivalents outstanding - diluted	87,167	87,260
Net income	$16,619	15,832
Earnings per common share and common share equivalent
Basic	$.19	$.18
Diluted	$.19	$.18

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. A summary of those options follows:

	Three Months Ended March 31,
	2007	2006
Number of anti-dilutive shares	516,350	7,500

Note 4.  Segment Information

We have determined that we have two operating segments, but only one reportable segment. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based). Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States. Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage segment, although it qualifies as an operating segment under SFAS No. 131, because its results of operations are not material to our consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set forth in SFAS No. 131. For the quarter ended March 31, 2007, our brokerage segment accounted for 3.0% of our consolidated revenue, 1.8% of our consolidated net income, and less than 1.0% of our consolidated assets.

Note 5.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 becomes effective, if elected by the Company, beginning January 1, 2008. We are currently evaluating the impact an election under FAS 159 could have on our consolidated financial statements; however, we do not anticipate FAS No. 159 will have a material effect.

In September 2006, the FASB issued Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 became effective for the Company beginning January 1, 2007. Our consolidated financial statements for the quarter ended March 31, 2007 reflect adoption of FIN No. 48. Please see Note 11 for additional disclosure regarding the adoption of FIN No. 48.

Note 6.  Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business. In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.  Dividends

On February 16, 2007, we declared a cash dividend of $0.02 per share of our common stock. The dividend was payable to shareholders of record on March 9, 2007, and was paid on March 30, 2007. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.  Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments. Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, we increased the commitment amount to $5.5 million. Contributions to TRP are accounted for using the cost method. In 2006 we recorded a $712,500 pre-tax impairment charge to reflect the fair value of the portfolio. At March 31, 2007 our ownership interest was approximately 2.1% and we had an outstanding commitment to TRP of approximately $1.5 million.

Note 9.  Assets Held for Sale

Included in "Other current assets" on the Balance Sheet is $11.6 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. No impairments were recorded in the current quarter. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.  Acquisitions

On October 23, 2006, we purchased most of the trucking assets of Roads West Transportation, Inc. (“Roads West”), an Arizona-based temperature controlled carrier. Under the asset purchase agreement, we purchased 133 tractors, 280 trailers, and certain miscellaneous other assets. We did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets was approximately $15.6 million, not including potential earn-outs that could increase the price to $16.0 million. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. Amounts paid for earn-outs are recorded as an increase to goodwill. In the first quarter of 2007, goodwill increased $12,000 due to the earn-outs paid during the quarter. As of March 31, 2007, the Company had paid $130,000 for Roads West earn-outs. The acquisition has been accounted for in our results of operations since the acquisition date. The pro forma effect of the acquisition on our results of operations is immaterial.

Note 11.  Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, at January 1, 2007, we recorded a $394,000 net decrease in retained earnings. As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007 totaled approximately $405,000. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $263,000 as of the date of adoption. We do not expect these potential liabilities to change significantly within the next 12 months. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense; accrued interest and penalties as of January 1, 2007 was approximately $149,000. There was no significant change to this amount during the quarter ended March 31, 2007.

As of January 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years 2003 through 2006. We file in numerous state jurisdictions with varying statutes of limitations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2006, as supplemented in Part II below.

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are primarily asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States. We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul. The results of our brokerage activities were relatively immaterial for the first quarter of 2007 and therefore a detailed discussion of the financial results of these operations will not be separately presented. As of March 31, 2007, we operated 35 regional service centers - 25 dry van service centers, four temperature controlled service centers, and six brokerage service centers. The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the first quarter of 2007, we added both a temperature controlled and a brokerage service center in Memphis, Tennessee, and both a dry van and brokerage service center in Columbus, Ohio. Our revenue growth during the first quarter of 2007 was also fueled by the purchase of most of the trucking assets of Roads West Transportation, Inc, in the fourth quarter of 2006. As part of our growth strategy, we expect to continue to periodically evaluate acquisition opportunities that meet our financial and operating criteria.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended March 31, 2007, our results of operations improved as follows versus the same period in 2006:

•	Revenue, before fuel surcharge, increased 12.0%, to $144.8 million from $129.3 million;

•	Net income increased 5.0%, to $16.6 million from $15.8 million; and

•	Net income per diluted share increased 5.1%, to $0.19 from $0.18.

During the first quarter of 2007, revenue growth was driven by a combination of continued fleet expansion, our asset purchase of Roads West Transportation during the fourth quarter of 2006, and increased revenue per mile. Average revenue per loaded mile (excluding fuel surcharge) increased 4.0%, to $1.735 from $1.668 in the first quarter of 2006. Non-revenue miles increased by 90 basis points with a 36 mile shorter average length of haul. Average miles per tractor decreased 4.8% as compared to the same period of 2006. The decrease in utilization is attributed primarily to a less robust freight environment and a shortened length of haul. Overall, the increase in revenue per mile and the decrease in utilization resulted in a 2.0% decrease in average revenue per tractor per week, before fuel surcharge, to $2,922 in the first quarter of 2007, compared to $2,984 in the same quarter a year ago. Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), of 81.2% for the quarter ended March 31, 2007, represented a 140 basis point deterioration versus the same period of 2006.

During the quarter, average tractors operated increased 11.8% compared to the same period of 2006, an increase of 389 tractors. We expanded our fleet by 99 tractors compared to the fourth quarter of 2006. For the quarter, we invested $18.9 million in net capital expenditures. At March 31, 2007, our balance sheet reflected $20.2 million in cash and cash equivalents, zero debt, and $442.2 million in shareholders' equity.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for the three-month periods ended March 31, 2007 and 2006. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(Total revenue)*		(Revenue before fuel surcharge)*
	Three Months Ended March 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	29.3	29.0	33.7	33.4
Fuel	23.8	24.2	12.4	12.6
Operations and maintenance	5.5	6.3	6.4	7.3
Insurance and claims	4.8	3.9	5.5	4.4
Operating taxes and licenses	2.1	2.2	2.5	2.5
Communications	0.9	0.9	1.0	1.0
Depreciation and amortization	9.6	9.8	11.0	11.3
Lease expense - revenue equipment	0.1	0.1	0.1	0.1
Purchased transportation	6.4	5.3	7.4	6.1
Miscellaneous operating expenses	1.1	0.8	1.2	1.1
Total operating expenses	83.6	82.5	81.2	79.8
Income from operations	16.4	17.5	18.8	20.2
Net interest and other income	0.2	0.2	0.3	0.2
Income before income taxes	16.6	17.7	19.1	20.4
Income taxes	6.6	7.1	7.6	8.2
Net income	10.0%	10.6%	11.5%	12.2%
* There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2007 and March 31, 2006 is set forth below.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Total revenue for the three months ended March 31, 2007 increased 11.7% to $166.5 million from $149.1 million for the same period in 2006. Total revenue included $21.7 million of fuel surcharge revenue in the 2007 period compared to $19.7 million in the 2006 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 12.0% to $144.8 million for three months ended March 30, 2007 from $129.3 million for the same period in 2006. These increases are primarily due to fleet expansion, our asset purchase of Roads West Transportation in the fourth quarter of 2006, and increased revenue per mile. Our average tractor fleet grew to 3,679 tractors for the three months ended March 31, 2007, compared to 3,290 tractors during the same period of 2006, which is an 11.8% increase.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 33.7% for the three months ended March 31, 2007, from 33.4% for the same period in 2006. The increase is due to the combination of driver pay increases, a higher percentage of our company fleet being operated by company drivers, as opposed to independent contractors, and an increase in employee medical health costs. At March 31, 2007, 93.7% of our fleet was operated by company drivers, compared to 93.1% during the same period of 2006. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 12.4% for the three months ended March 31, 2007, from 12.6% for the same period in 2006. The decrease in fuel cost is mainly due to improved purchasing and lower idle time. We also maintain a fuel surcharge program to assist us in recovering a portion of the fuel costs. Fuel surcharge revenue was $21.7 million for the three months ended March 31, 2007, compared to $19.7 million for the same period in 2006.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 6.4% for the three months ended March 31, 2007, compared to 7.3% for the same period in 2006. The decrease is primarily due to the newer revenue equipment and the increase in routine service and maintenance completed at our regional service centers. This is also due to increased revenue per mile, which improved this primarily mileage-based expense as a percentage of revenue. The average age of our company tractors and trailers at March 31, 2007, is 18 months and 50 months, respectively, as compared to 21 months and 53 months, respectively, a year ago. These improvements were partially offset by a smaller percentage of our fleet being provided by independent contractors, who pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 5.5% for the three months ended March 31, 2007, compared to 4.4% for the same period in 2006. The increase is attributed to an increase in weather related incidents and to an increase in expense for a large claim that was settled during the first quarter of 2007.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for the three-month period ended March 31, 2007 and 2006.

Communications expenses as a percentage of revenue, before fuel surcharge, remained constant at 1.0% for the three-month period ended March 31, 2007 and 2006.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.0% for the three-month period ended March 31, 2007, compared to 11.3% for the same period in 2006. The decrease is mainly due to a change in accounting estimate in the fourth quarter of 2006 relating to the estimated salvage value of our revenue equipment.

Lease expense for revenue equipment for the quarters ended March 31, 2007, and 2006, as a percentage of revenue, before fuel surcharge, remained constant at 0.1%. As of March 31, 2007, there were 26 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 7.4% for the three months ended March 31, 2007, from 6.1% for the same period in 2006. The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which began operations in the third quarter of 2005. Excluding purchased transportation expense from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 4.5% in first quarter 2007, compared to 5.5% for the same quarter 2006. The decrease is attributed to a lower percentage of our fleet being supplied by independent contractor tractors in the current year. As of March 31, 2007, 6.3% of our fleet was comprised of independent contractors, compared to 6.9% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased slightly to 1.2% for the three-month period ended March 31, 2007, compared to 1.1% for the same period in 2006. Gains from sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment were $1.4 million for quarter ended March 31, 2007, compared to $1.8 million for the same period in 2006. Excluding gains from sale of used equipment, miscellaneous operating expenses decreased to 2.2% for the quarter ended March 31, 2007, from 2.5% in the same quarter in 2006. This decrease is primarily due to lower operating expense in travel and entertainment, and professional fees.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 81.2% for the quarter ended March 31, 2007, from 79.8% for same quarter in 2006.

Net interest and other income as a percentage of revenue, before fuel surcharge, increased slightly to 0.3% for the quarter ended March 31, 2007, from 0.2% for the same quarter a year ago. Other income for the quarter ended March 31, 2007 included a final earn-out distribution of $188,000 from the sale of our investment in Concentrek, which was sold in 2005. We had no outstanding debt at March 31, 2007 or 2006.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate for the quarter ended March 31, 2007 was 39.8%, compared to 40.0% for the same quarter in 2006. The decrease in the effective tax rate is mainly due to investment tax credits, and job creation and retention credits recognized during the first quarter of 2007. As a percentage of revenue, before fuel surcharge, income tax expense decreased to 7.6% for the three months ended March 31, 2007, from 8.2% for the same period in 2006.

Our net income increased $787,000 for the quarter ended March 31, 2007 compared to the same period in 2006; however, as a result of the changes discussed above, our net income, as a percentage of revenue before fuel surcharge, decreased to 11.5% in the quarter ended March 31, 2007, compared to 12.2% in the same quarter in 2006.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $38.0 million for the three months ended March 31, 2007, compared to $39.3 million for the same period in 2006. The decrease is mainly due to a decrease in accounts receivable collection in the first quarter 2007 compared to the same quarter of 2006. Accounts receivable decreased $2.8 million during the quarter ended March 31, 2007, compared to a decrease of $11.1 million during the first quarter of 2006.

Net cash used in investing activities was $18.6 million for the three months ended March 31, 2007, compared to $28.1 million for the 2006 period. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in the current quarter. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales and trade-ins, totaled $18.9 million for the three months ended March 31, 2007, compared to $27.2 million for the 2006 period. We currently anticipate capital expenditures, net of equipment sales, of approximately $90 million for the remainder of 2007. We expect that these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $0.8 million for the three months ended March 31, 2007, compared to net cash used in financing activities of approximately $2.2 million for the same period in 2006. Net cash used in financing activities for the three months ended March 31, 2007 consisted of (i) $1.7 million cash dividends paid to common stock shareholders, (ii) $0.7 million of proceeds from the exercise of stock options, and (iii) $0.2 million in tax benefits from stock-based compensation. Net cash used in financing activities for the three month period ended March 31, 2006 consisted of (i) $3.4 million cash dividends paid to common stock shareholders, (ii) $0.8 million of proceeds from the exercise of stock options, and (iii) $0.4 million in tax benefits from stock-based compensation. The large decrease in cash dividends paid in 2007 compared to 2006 was due to the cash dividend declared in the fourth quarter of 2005 being paid on February 14, 2006, resulting in one additional distribution in first quarter of 2006.

At March 31, 2007, we did not have any outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit totaling $50.0 million. At March 31, 2007, the line of credit consisted solely of issued but unused letters of credit totaling $20.2 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2007.

As of March 31, 2007, we held $20.2 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At March 31, 2007, we had 26 tractors held under operating leases. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense - revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2006 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at March 31, 2007, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control. We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases. As of March 31, 2007, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2006, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1. No 33-83534.)

	(3.1.1)	First Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 10-K for the period ended December 31, 2000.)

	(3.1.2)	Second Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.1.3)	Third Amendment to Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1.3 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2)	Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.2.1)	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

	(3.2.2)	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)

	(3.2.3)	Fifth Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 28, 2007 and filed on March 30, 2007.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)

Exhibit 10		Material Contracts

	(10.1)*	Second Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated March 30, 2007.

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2007	By:	/s/ Kevin P. Knight
Kevin P. Knight Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 10, 2007	By:	/s/ David A. Jackson
David A. Jackson Chief Financial Officer, in his capacity as such and on behalf of the registrant