Form 10-Q
period 2007-06-30
KNIGHT TRANSPORTATION INC
filed 2007-08-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 31, 2007 was 86,397,262 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets As of June 30, 2007 (unaudited) and December 31, 2006 (In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$33,783	$1,582
Accounts receivable, net	89,540	85,350
Notes receivable, net	249	341
Other current assets	9,079	16,613
Prepaid expenses	7,162	8,342
Income tax receivable	409	-
Deferred tax asset	9,599	8,759
Total current assets	149,821	120,987

Property and Equipment:
Land and improvements	23,446	21,778
Buildings and improvements	41,802	38,656
Furniture and fixtures	6,744	6,410
Shop and service equipment	3,739	3,738
Revenue equipment	505,355	496,117
Leasehold improvements	727	516
	581,813	567,215
Less: Accumulated depreciation and amortization	(150,960)	(133,387)
Property and equipment, net	430,853	433,828
Notes receivable – long-term	238	348
Goodwill	10,245	10,256
Intangible assets, net	269	300
Other assets and restricted cash	4,935	4,500
Total assets	$596,361	$570,219

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Back to Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (continued) As of June 30, 2007 (unaudited) and December 31, 2006 (In thousands, except par values)

	June 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,105	$13,077
Accrued payroll	8,050	7,411
Accrued liabilities	12,070	15,184
Claims accrual	25,663	25,926
Total current liabilities	49,888	61,598
Deferred tax liabilities	86,092	82,526
Total liabilities	135,980	144,124

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 86,387 and 86,111 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	864	861
Additional paid-in capital	98,415	94,220
Retained earnings	361,102	331,014
Total shareholders' equity	460,381	426,095
Total liabilities and shareholders' equity	$596,361	$570,219

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Back to Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Revenue, before fuel surcharge	$153,012	$140,372	$297,837	$269,711
Fuel surcharge	27,175	25,395	48,883	45,108
Total revenue	180,187	165,767	346,720	314,819
OPERATING EXPENSES:
Salaries, wages and benefits	51,491	47,861	100,330	91,063
Fuel	46,521	43,224	86,155	79,247
Operations and maintenance	10,060	8,286	19,332	17,714
Insurance and claims	6,121	6,108	14,127	11,862
Operating taxes and licenses	3,717	3,341	7,274	6,592
Communications	1,152	1,428	2,570	2,737
Depreciation and amortization	16,287	14,993	32,218	29,593
Lease expense – revenue equipment	106	108	212	217
Purchased transportation	13,305	9,832	24,038	17,738
Miscellaneous operating expenses	2,108	658	3,892	2,030
Total operating expenses	150,868	135,839	290,148	258,793

Income from operations	29,319	29,928	56,572	56,026

Interest income	340	293	522	577
Other income	480	-	668	-
Income before income taxes	30,139	30,221	57,762	56,603

Income taxes	(11,962)	(12,100)	(22,966)	(22,650)

Net income	$18,177	$18,121	$34,796	$33,953

Earnings per common share and common share equivalent:
Basic	$0.21	$0.21	$0.40	$0.40
Diluted	$0.21	$0.21	$0.40	$0.39

Weighted average number of common shares and common share equivalents outstanding:
Basic	86,299	85,830	86,236	85,788
Diluted	87,271	87,113	87,226	87,141

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Back to Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$34,796	$33,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,218	29,593
Gain on sales of equipment	(2,715)	(4,726)
Earn-out on sold investment	(188)
Non-cash compensation expense for issuance of stock to certain members of board of directors	174	33
Provision (benefit) for allowance for doubtful accounts	159	(57)
Excess tax benefits related to stock-based compensation	(867)	(733)
Stock option expense	1,470	1,604
Deferred income taxes	2,886	1,842
Changes in assets and liabilities:
Increase in short-term investments	-	(2,898)
(Increase) Decrease in trade receivables	(4,349)	1,922
Decrease (Increase) in other current assets	175	(301)
Decrease (Increase) in prepaid expenses	1,180	(1,514)
Increase in income tax receivable	(409)	-
(Increase) in other assets and restricted cash	(598)	(126)
(Decrease) Increase in accounts payable	(2,826)	1,340
(Decrease) Increase in accrued liabilities, claims accrual and other	(2,425)	1,766

Net cash provided by operating activities	58,681	61,698

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(47,754)	(83,390)
Proceeds from sales of equipment	22,440	25,974
Decrease (Increase) in notes receivable	203	(69)
Acquisition-related contingent payment	(12)	(320)
Proceeds from investment earn-out	188	-
Increase in restricted cash	-	(384)
Return of equity (contribution) in TRP investment	216	(1,085)

Net cash used in investing activities	(24,719)	(59,274)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Back to Index

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (continued) (In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(4,314)	(5,148)
Excess tax benefits related to stock-based compensation	867	733
Proceeds from exercise of stock options	1,686	1,155

Net cash used in financing activities	(1,761)	(3,260)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,201	(836)
CASH AND CASH EQUIVALENTS, beginning of period	1,582	18,809

CASH AND CASH EQUIVALENTS, end of period	$33,783	$17,973

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$772	$2,765
FIN48 adoption tax liability	$394	$-

Cash Flow Information:
Income taxes paid	$24,309	$21,294

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Back to Index

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

Note 2.                                Stock-Based Compensation

At June 30, 2007, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values.  Total SFAS 123R compensation cost for the three and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Gross stock compensation expense, net of forfeitures	$819	$928	$1,470	$1,604
Income tax	$(326)	$(358)	$(585)	$(634)
Net stock compensation expense after tax	$493	$570	$885	$970

We received approximately $1,016,000 and $1,686,000 in cash from the exercise of stock options during the three months and six months ended June 30, 2007, respectively, compared to $308,000 and $1,155,000 for the same periods in 2006.

As of June 30, 2007, there was $19.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

Back to Index

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended June 30,
	2007	2006
Dividend yield (1)	0.62%	0.43%
Expected volatility (2)	32.73%	32.38%
Risk-free interest rate (3)	5.05%	5.08%
Expected terms (4)	7.97 years	8.11 years
Weighted average fair value of options granted	$8.41	$8.65

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts.  The increase in the dividend yield in the 2007 period resulted from the Company increasing the dividend payment during the 2007 period from two cents per share to three cents per share.

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

A summary of the award activity under the 2003 Plan as of June 30, 2007, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2006	4,490,341	12.57
Granted	667,965	18.23
Exercised	(266,483)	6.34
Forfeited	(93,200)	14.07
Outstanding as of 6/30/2007	4,798,623	13.66

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding – basic	86,299	85,830	86,236	85,788
Effect of stock options	972	1,283	990	1,353
Weighted average common share and common share equivalents outstanding – diluted	87,271	87,113	87,226	87,141

Net income	$18,177	$18,121	$34,796	$33,953
Earnings per common share and common share equivalent
Basic	$0.21	$0.21	$0.40	$0.40
Diluted	$0.21	$0.21	$0.40	$0.39

Back to Index

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of anti-dilutive shares	42,250	30,250	42,250	20,750

Note 4.                                Segment Information

We have determined that we have two operating segments, but only one reportable segment.  Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage segment, although it qualifies as an operating segment under SFAS No. 131, because its results of operations are not material to our consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set forth in SFAS No. 131.  For the three and six months ended June 30, 2007, our brokerage segment accounted for 4.0% and 3.5% of our consolidated revenue, respectively, and less than 1.0% of our consolidated net income and assets for those same periods.

Note 5.                                Recent Accounting Pronouncements

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

In September 2006, the FASB also issued Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 became effective for the Company beginning January 1, 2007.  Our consolidated financial statements for the three and six months ended June 30, 2007, reflect the adoption of FIN No. 48.  Please see Note 11 for additional disclosure regarding the adoption of FIN No. 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 becomes effective, if elected by the Company, beginning January 1, 2008. We are currently evaluating the impact an election under SFAS No. 159 could have on our consolidated financial statements; however, we do not anticipate SFAS No. 159 will have a material effect.

Back to Index

Note 6.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any current pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.                                Dividends

On May 29, 2007, we declared a cash dividend of $0.03 per share of our common stock.  The dividend was payable to shareholders of record on June 8, 2007, and was paid on June 29, 2007.  This is a $0.01 increase per share from the prior quarter. We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                                Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2007 follow:

Goodwill:	In Thousands
Balance at December 31, 2006	$10,256
Roads West earn-out adjustment	(1)
Goodwill tax benefit amortization	(10)
Balance at June 30, 2007	$10,245

Intangible Assets:	In Thousands
Balance at December 31, 2006	$300
Amortization	(31)
Balance at June 30, 2007	$269

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2007 to 2010, and $52,000 for fiscal year 2011.

Note 9.                                Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method.  In the second quarter of 2007, TRP distributed $216,213 to us as a result of the recapitalization of one of the companies in which TRP invested. This distribution was considered a return of investment, which reduced our carrying balance in TRP.  At June 30, 2007, our ownership interest was approximately 2.1% and we had an outstanding commitment to TRP of approximately $1.5 million.

Back to Index

Note 10.                      Assets Held for Sale

Included in "Other current assets" on the Balance Sheet is $5.3 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the current quarter. We expect to sell these assets and replace them with new assets within twelve months.

Note 11.                      Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, at January 1, 2007, we recorded a $394,000 net decrease in retained earnings.  As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007, totaled approximately $405,000.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $263,000 as of the date of adoption.  We do not expect these potential liabilities to change significantly within the next 12 months.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of June 30, 2007, was approximately $165,000.

As of January 1, 2007, we are subject to U.S. Federal income tax examinations for the tax years 2003 through 2006.  We file in numerous state jurisdictions with varying statutes of limitations.

Back to Index

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  The results of our brokerage activities were relatively immaterial for the second quarter of 2007 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of June 30, 2007, we operated 37 regional service centers – 26 dry van service centers, four temperature controlled service centers, and seven brokerage service centers.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor, and our ability to control our costs.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the second quarter of 2007, we added a dry van service center in Richmond, Virginia and a brokerage service center in Dallas, Texas.  Our base expectation is to grow our fleet between 10% to 15% annually and to continue to grow our brokerage business.  We will evaluate this base goal and may adjust it up or down periodically based on factors such as freight demand, driver availability, and acquisitions.  For the near term, we would expect fleet growth to be near the low end of the range. As part of our growth strategy, we also periodically evaluate acquisition opportunities that meet our financial and operating criteria.

Back to Index

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended June 30, 2007, our results of operations changed as follows versus the same period in 2006:

	Revenue, before fuel surcharge, increased 9.0%, to $153.0 million from $140.4 million;

	Net income remained relatively constant, at $18.2 million compared to $18.1 million; and

	Net income per diluted share remained constant at $0.21 for both periods.

During the second quarter of 2007, revenue growth was driven by a combination of continued fleet expansion, our purchase of Roads West Transportation during the fourth quarter of 2006, and the expansion of our brokerage operations. During the quarter, our average miles per tractor decreased as a result of a less robust freight environment and a shortened length of haul.  Our industry continued to experience a challenging freight environment during the second quarter, as industry capacity of truckload equipment outpaced freight demand, leading to pricing pressure and lower utilization. The decrease in utilization resulted in a 5.7% decrease in average revenue per tractor per week, before fuel surcharge, to $2,965 in the second quarter of 2007, compared to $3,146 in the same quarter a year ago.  Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 80.8% for the quarter ended June 30, 2007, as compared to 78.7% for the same period a year ago. Our non-revenue miles factor increased by 90 basis points to 12.8% with a 19 mile shorter average length of haul.

During the quarter, average number of tractors operated increased 13.0% compared to the same period of 2006, an increase of 435 tractors.  We expanded our fleet by 76 tractors compared to the first quarter of 2007.  For the quarter, we invested $6.4 million in net capital expenditures.  At June 30, 2007, our balance sheet reflected $33.8 million in cash and cash equivalents, zero debt, and $460.4 million in shareholders' equity.

Back to Index

Our industry is currently challenged with lower demand and higher equipment availability as a result of many of our competitors pre-buying before the more restrictive engine regulations took effect in 2007. Combined with other factors, such as a weak housing market, demand for truckload services continues to be down year over year. However, based on the sharp decline in new truck builds in 2007, and a modestly growing economy, we expect the relationship between capacity and demand to reverse over the next several quarters.  While the timing and magnitude of improvements in the freight environment are difficult to predict, we believe that continuing to develop our service center network and grow our fleet will position us favorably when the truckload freight market strengthens again.

Results of Operations

The following table sets forth the percentage relationships of our expense items to revenue including fuel surcharge (Columns A and C), and revenue before fuel surcharge (Columns B and D), for the three-month and six-month periods ended June 30, 2007 and 2006.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended June 30,		(C) (Fuel surcharge included in revenue) Six-Month Period Ended June 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Six-Month Period Ended June 30,

	2007	2006	2007	2006	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:*
Salaries, wages and benefits	28.6	28.9	33.7	34.0	28.9	28.9	33.7	33.8
Fuel	25.8	26.1	12.6	12.7	24.8	25.2	12.5	12.7
Operations and maintenance	5.6	5.0	6.6	5.9	5.6	5.6	6.5	6.6
Insurance and claims	3.4	3.7	4.0	4.4	4.1	3.8	4.7	4.4
Operating taxes and licenses	2.1	2.0	2.4	2.4	2.1	2.1	2.4	2.4
Communications	0.6	0.9	0.8	1.0	0.7	0.9	0.9	1.0
Depreciation and amortization	9.0	9.0	10.6	10.7	9.3	9.4	10.8	10.9
Lease expense – revenue equipment	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Purchased transportation	7.4	5.8	8.7	7.0	6.9	5.6	8.1	6.6
Miscellaneous operating expenses	1.2	0.4	1.3	0.5	1.2	0.6	1.3	0.7
Total operating expenses	83.8	81.9	80.8	78.7	83.7	82.2	81.0	79.2
Income from operations	16.2	18.1	19.2	21.3	16.3	17.8	19.0	20.8
Net interest income	0.2	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Other Income	0.3	-	0.3	-	0.1	-	0.2	-
Income before income taxes	16.7	18.2	19.7	21.5	16.6	18.0	19.4	21.0
Income taxes	6.6	7.3	7.8	8.6	6.6	7.2	7.7	8.4
Net income	10.1%	10.9%	11.9%	12.9%	10.0%	10.8%	11.7%	12.6%

        *   There are minor rounding differences in the table.

A discussion of our results of operations for the six and three months ended June 30, 2007 and June 30, 2006 is set forth below.

Back to Index

Comparison of Six Months and Three Months Ended June 30, 2007 to Six Months and Three Months Ended June 30, 2006

Total revenue for the six months ended June 30, 2007 increased 10.1% to $346.7 million, from $314.8 million for the same period in 2006.  Total revenue included $48.9 million of fuel surcharge revenue in the 2007 period, compared to $45.1 million in the 2006 period.  Total revenue for the quarter ended June 30, 2007 increased 8.7% to $180.2 million, from $165.8 million for the same period in 2006. Total revenue for the quarter included $27.2 million of fuel surcharge revenue in the 2007 period, compared to $25.4 million in the 2006 period.  In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 10.4% to $297.8 million for six months ended June 30, 2007, from $269.7 million for the same period in 2006.  Revenue, before fuel surcharge, increased 9.0% to $153.0 million for the quarter ended June 30, 2007, from $140.4 million for the same period in 2006.  The increase in revenue is primarily due to fleet expansion, our purchase of Roads West Transportation in the fourth quarter of 2006, and the expansion of our brokerage operations.  For the quarter ended June 30, 2007, our average tractor fleet increased 435 tractors, or 13.0%, to 3,794 tractors from 3,359 tractors in the same period of 2006.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 33.7% for the six months ended June 30, 2007, compared to 33.8% for the same period in 2006.  Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.7% for the quarter ended June 30, 2007, from 34.0% for the same period in 2006. The slight decrease is partly attributable to a reduction in stock option expense, which was $1.5 million and $0.8 million for the six months and three months ended June 30, 2007, respectively, compared to $1.6 million and $0.9 million, respectively, for the same periods in 2006. While we continue to increase various components of driver compensation, as required to attract and retain quality drivers, we have been able to recover the majority of this expense through rate increases. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 12.5% for the six months ended June 30, 2007, from 12.7% for the same period in 2006.  For the quarter ended June 30, 2007, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, also decreased to 12.6% from 12.7% for the same period in 2006. The decrease in fuel expense is mainly due to favorable terms in our fuel purchase agreements and a reduction in idle time. We also maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $48.9 million for the six months ended June 30, 2007, compared to $45.1 million for the same period in 2006.  For the quarter ended June 30, 2007, fuel surcharge revenue was $27.2 million compared to $25.4 million for the same quarter in 2006.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, decreased to 6.5% for the six months ended June 30, 2007, compared to 6.6% for the same period in 2006.  For the quarter ended June 30, 2007, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 6.6% compared to 5.9% for the same quarter in 2006.  The increase is primarily due to an increase in our tractor maintenance expense as compared to the same quarter last year. Independent contractors pay for the maintenance of their own vehicles.

Back to Index

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.7% for the six months ended June 30, 2007, compared to 4.4% for the same period in 2006.  For the quarter ended June 30, 2007, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.0% compared to 4.4% for the same quarter in 2006.  The decrease in the second quarter is attributable in part to a reduction in the frequency and severity of claims incurred and in part because we settled certain large claims at lower amounts than previously estimated.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained constant at 2.4% for the six months and three months ended June 30, 2007 and 2006.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.9% for the six months ended June 30, 2007, from 1.0% for the same period in 2006.  For the quarter ended June 30, 2007, communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.8% compared to 1.0% for the same quarter in 2006. The reduction in communication expense is due to contractual rate changes.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.8% for the six-month period ended June 30, 2007, compared to 10.9% for the same period in 2006.  For the quarter ended June 30, 2007, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.6% compared to 10.7% for the same quarter in 2006.  The decrease is mainly due to a change in accounting estimate in the fourth quarter of 2006 relating to the estimated salvage value of our revenue equipment.

Lease expense for revenue equipment for the six-month and three-month periods ended June 30, 2007, and 2006, as a percentage of revenue, before fuel surcharge, remained constant at 0.1%.  As of June 30, 2007 we had 26 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 8.1% for the six months ended June 30, 2007, from 6.6% for the same period in 2006.  For the quarter ended June 30, 2007, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 8.7% compared to 7.0% for the same quarter in 2006.  The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 4.8% in the second quarter of 2007, compared to 5.4% for the same quarter of 2006. This decrease is attributable to a change in the ratio of our company fleet to owner operated fleet. As of June 30, 2007, 6.4% of our fleet was comprised of independent contractors, compared to 6.5% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.3% for the six-month period ended June 30, 2007, compared to 0.7% for the same period in 2006. For the quarter ended June 30, 2007, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.3% compared to 0.5% for the same quarter in 2006. Gains from sale of used equipment are included in miscellaneous operating expenses.  The large pre-buy of tractors in 2006 by many of our competitors increased the supply of used trucks for sale, while demand has decreased.  In addition, we removed fewer pieces of equipment from service during the second quarter of 2007 compared to the same period of 2006, which reduced the quantity of equipment available for sale.  As a result of these factors, gains from sale of equipment decreased to $2.7 million and $1.3 million for the six months and three months ended June 30, 2007, respectively, compared to $4.7 million and $2.9 million for the same six months and three months of 2006. Excluding gains from sale of used equipment, miscellaneous operating expenses decreased to 2.2% from 2.5% for the six- and three-month periods ended June 30, 2007.

Back to Index

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 81.0% for the six months ended June 30, 2007, from 79.2% for the same period in 2006.  For the quarter ended June 30, 2007, our operating ratio increased to 80.8% from 78.7% for the same quarter in 2006.

Net interest income remained constant at 0.2% for the six months and three months ended June 30, 2007. We had no outstanding debt at June 30, 2007 or 2006.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate for the quarter ended June 30, 2007, was 39.7%, compared to 40.0% for the same quarter in 2006.  The decrease in the effective tax rate is mainly due to investment tax credits and job creation and retention credits recognized in the current year. As a percentage of revenue, before fuel surcharge, income tax expense decreased to 7.7% for the six months ended June 30, 2007, from 8.4% for the same period in 2006.  For the quarter ended June 30, 2007, income tax expense, as a percentage of revenue, before fuel surcharge, decreased to 7.8% from 8.6% for the same quarter in 2006.

Our net income increased $843,000 and $56,000 for the six months and three months ended June 30, 2007, respectively, compared to the same period in 2006; however, as a result of the changes discussed above, our net income, as a percentage of revenue before fuel surcharge, decreased to 11.7% for the six months ended June 30, 2007, compared to 12.6% for the same period in 2006.  For the quarter ending June 30, 2007, net income as a percentage of revenue before fuel surcharge, decreased to 11.9% compared to 12.9% for the same quarter in 2006.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $58.7 million for the six months ended June 30, 2007, compared to $61.7 million for the same period in 2006. The decrease is mainly due to an increase in trade receivables and a decrease in accounts payable and accrued liabilities in the 2007 period compared to the same period of 2006.

Net cash used in investing activities was $24.7 million for the six months ended June 30, 2007, compared to $59.3 million for the 2006 period. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in the current period. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $25.3 million for the six months ended June 30, 2007, compared to $57.4 million for the 2006 period.  We currently anticipate capital expenditures, net of equipment sales, of approximately $65.0 million for the remainder of 2007. This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $1.8 million for the six months ended June 30, 2007, compared to approximately $3.3 million for the same period in 2006.  The decrease in cash used in financing activities is primarily due to an increase in the number of stock options exercised and a decrease in cash dividends paid in 2007 compared to 2006.  The decrease in cash dividends paid was the result of the Company paying an additional distribution during the 2006 period, as the cash dividend declared in the fourth quarter of 2005 was paid on February 14, 2006.  The additional distribution paid during 2006 was partially offset by a dividend increase from two cents per share to three cents per share for the dividend paid in the second quarter of 2007.

At June 30, 2007, we did not have any outstanding debt. We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At June 30, 2007, the line of credit consisted solely of issued but unused letters of credit totaling $30.8 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at June 30, 2007.

Back to Index

As of June 30, 2007, we held $33.8 million in cash and cash equivalents. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  At June 30, 2007, we had 26 tractors held under operating leases.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2007, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2006 Annual Report on Form 10-K.

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

We currently do not use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined almost entirely to the United States, we are not subject to foreign currency risk.

Back to Index

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at June 30, 2007, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.  As of June 30, 2007, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 4.                                Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have confidence in our disclosure controls and procedures and internal control over financial reporting.  Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters.

Back to Index

Item 1A.                              Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2006, in the section entitled "Item 1A.  Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth on our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  The court's decision does not go into effect until September 14, 2007, unless the court orders otherwise, and the FMCSA has until such date to request a hearing on the matter.  We understand that the FMCSA is currently analyzing the court's decision, and we are unable to predict whether the order will be appealed or the outcome of any such appeal.

If the court's decision becomes effective, it may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart may enhance productivity in certain instances.  On the whole, however, we would expect the court's decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                                Defaults Upon Senior Securities

Not Applicable

Item 4.                                Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 24, 2007. At the Annual Meeting, the shareholders elected Kevin P. Knight, Randy Knight, and Michael Garnreiter to serve as Class III directors for a term of three years. Donald Bliss, Gary J. Knight, Richard J. Lehmann, G.D. Madden, Kathryn L. Munro, and Mark Scudder continued as directors of the Company after the Annual Meeting.

Shareholders representing 78,277,566 shares, or approximately 91% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each director nominee follows:

Back to Index

	Votes For	Votes Against or Withheld

Kevin P. Knight	77,455,368	822,198
Randy Knight	71,526,322	6,751,244
Michael Garnreiter	78,030,398	247,168

At the Annual Meeting, the shareholders also approved the amendment and restatement of our Amended and Restated Articles of Incorporation (the "Articles") whereby we made certain ministerial changes to the Articles and increased the aggregate number of shares of our common stock that we are authorized to issue from 100,000,000 shares to 300,000,000 shares of common stock, par value $0.01 per share.  A tabulation of the vote with respect to this proposal follows:

Votes For:	58,756,784
Votes Against or Withheld:	19,460,786
Abstentions:	59,996

At the Annual Meeting, the shareholders also voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. A tabulation of the vote with respect to this proposal follows:

Votes For:	78,230,339
Votes Against or Withheld:	12,273
Abstentions:	34,954

Item 5.                                Other Information

Not Applicable

Item 6.                                Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	(3.2)	Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 No. 333-72130.)

	(3.2.1)	First Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 10-K for the period ended December 31, 2002.)

Back to Index

	(3.2.2)	Second Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2.1 to the Company's Report on Form 8-K dated March 2, 2005 and filed on March 4, 2005.)

	(3.2.3)	Fifth Amendment to Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 28, 2007 and filed on March 30, 2007.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: August 9, 2007	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 9, 2007	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant