Form 10-Q
period 2007-09-30
KNIGHT TRANSPORTATION INC
filed 2007-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 31, 2007 was 86,580,510 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of September 30, 2007 and December 31, 2006 (In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$29,026	$1,582
Short term investment	5,884	-
Accounts receivable, net	88,463	85,350
Notes receivable, net	199	341
Other current assets	6,812	16,613
Prepaid expenses	7,223	8,342
Income tax receivable	4,075	-
Deferred tax asset	9,651	8,759
Total current assets	151,333	120,987

Property and Equipment:
Land and improvements	26,861	21,778
Buildings and improvements	42,556	38,656
Furniture and fixtures	7,177	6,410
Shop and service equipment	3,914	3,738
Revenue equipment	527,510	496,117
Leasehold improvements	771	516
	608,789	567,215
Less: Accumulated depreciation and amortization	(159,958)	(133,387)
Property and equipment, net	448,831	433,828
Notes receivable – long-term	335	348
Goodwill	10,398	10,256
Intangible assets, net	253	300
Other assets & restricted cash	4,815	4,500
Total assets	$615,965	$570,219

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of September 30, 2007 and December 31, 2006 (In thousands, except par values)

	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,402	$13,077
Accrued payroll	8,865	7,411
Accrued liabilities	8,844	15,184
Claims accrual	25,586	25,926
Total current liabilities	53,697	61,598
Deferred tax liabilities	87,453	82,526
Total liabilities	141,150	144,124

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 86,560 and 86,111 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	866	861
Additional paid-in capital	100,934	94,220
Retained earnings	373,015	331,014
Total shareholders' equity	474,815	426,095
Total liabilities and shareholders' equity	$615,965	$570,219

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Revenue, before fuel surcharge	$151,661	$146,555	$449,498	$416,266
Fuel surcharge	28,664	28,117	77,547	73,225
Total revenue	180,325	174,672	527,045	489,491
OPERATING EXPENSES:
Salaries, wages and benefits	51,642	49,467	151,973	140,530
Fuel	48,601	45,528	134,756	124,775
Operations and maintenance	10,390	9,277	29,722	26,991
Insurance and claims	7,785	6,929	21,912	18,791
Operating taxes and licenses	3,748	3,423	11,022	10,015
Communications	1,416	1,397	3,986	4,134
Depreciation and amortization	16,596	15,449	48,814	45,041
Lease expense – revenue equipment	85	106	296	323
Purchased transportation	13,948	10,871	37,985	28,609
Miscellaneous operating expenses	2,591	1,616	6,484	3,646
Total operating expenses	156,802	144,063	446,950	402,855

Income from operations	23,523	30,609	80,095	86,636

Interest income	436	301	959	878
Other income	-	-	668	-
Income before income taxes	23,959	30,910	81,722	87,514

Income taxes	(9,450)	(12,060)	(32,416)	(34,710)

Net income	$14,509	$18,850	$49,306	$52,804

Earnings per common share and common share equivalent:
Basic	$0.17	$0.22	$0.57	$0.62
Diluted	$0.17	$0.22	$0.57	$0.61

Weighted average number of common shares and common share equivalents outstanding:
Basic	86,479	85,895	86,318	85,823
Diluted	87,300	86,922	87,249	87,077

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$49,306	$52,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,814	45,041
Gain on sales of equipment	(3,947)	(6,832)
Building loss from fire	166	-
Earn-out on sold investment	(188)	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	174	80
Provision for allowance for doubtful accounts	66	293
Excess tax benefits related to stock-based compensation	(1,293)	(1,257)
Stock option expense	2,147	2,623
Deferred income taxes	4,196	2,901
Changes in assets and liabilities:
Increase in short-term investments	(5,884)	(4,185)
Increase in trade receivables	(3,178)	(4,448)
Increase in other current assets	(363)	(307)
Decrease (increase) in prepaid expenses	1,118	(526)
Increase in income tax receivable	(4,075)	-
Increase in other assets and restricted cash	(531)	(193)
Increase (decrease) in accounts payable	4,154	(1,778)
(Decrease) Increase in accrued liabilities, claims accrual and other	(4,489)	2,151

Net cash provided by operating activities	86,193	86,367

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(89,641)	(125,607)
Proceeds from sales of equipment	33,002	37,509
Decrease (increase) in notes receivable	156	(93)
Acquisition-related contingent payment	(156)	(320)
Increase in restricted cash	-	(384)
Return of equity (contribution) in TRP	216	(1,836)
Proceeds from investment earn-out	188	-

Net cash used in investing activities	(56,235)	(90,731)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(6,911)	(6,866)
Excess tax benefits related to stock-based compensation	1,293	1,257
Proceeds from exercise of stock options	3,104	1,832

Net cash used in financing activities	(2,514)	(3,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,444	(8,141)
CASH AND CASH EQUIVALENTS, beginning of period	1,582	18,809

CASH AND CASH EQUIVALENTS, end of period	$29,026	$10,668

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$89	$8,604
FIN48 adoption tax liability	$394	-

Cash Flow Information:
Income taxes paid	$35,555	$30,371

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1.     Financial Information

References in this Report on Form 10-Q to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.    Stock-Based Compensation

At September 30, 2007, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, based on estimated fair values.  Total SFAS 123R compensation cost for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Gross stock compensation expense, net of forfeitures	$676	$1,019	$2,147	$2,623
Income tax	$(267)	$(398)	$(852)	$(1,040)
Net stock compensation expense after tax	$409	$621	$1,295	$1,583

We received approximately $1,419,000 and $3,104,000 in cash from the exercise of stock options during the three months and nine months ended September 30, 2007, respectively, compared to $676,000 and $1,832,000 for the same periods in 2006.

As of September 30, 2007, there was $18.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of 2.9 years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended September 30,
	2007		2006
Dividend yield (1)	.70%		.45%
Expected volatility (2)	32.24%		33.19%
Risk-free interest rate (3)	4.33%		4.68%
Expected terms (4)	7.17	years	7.35	years
Weighted average fair value of options granted	$7.41		$7.10

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

A summary of the award activity under the 2003 Plan as of September 30, 2007, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2006	4,490,341	12.57
Granted	678,315	18.23
Exercised	(439,477)	6.77
Forfeited	(93,200)	14.07
Outstanding as of 9/30/2007	4,635,979	13.91

Note 3.    Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding – basic	86,479	85,895	86,318	85,823
Effect of stock options	821	1,027	931	1,254
Weighted average common share and common share equivalents outstanding – diluted	87,300	86,922	87,249	87,077

Net income	$14,509	$18,850	$49,306	$52,804
Earnings per common share and common share equivalent
Basic	$0.17	$0.22	$0.57	$0.62
Diluted	$0.17	$0.22	$0.57	$0.61

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of anti-dilutive shares	738,350	847,855	512,000	30,250

Note 4.    Segment Information

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage segment, although it qualifies as an operating segment under SFAS No. 131, because its results of operations are not material to our consolidated financial statements as a whole.  For the three and nine months ended September 30, 2007, our brokerage segment accounted for 4.5% and 3.8% of our consolidated revenue, respectively, and less than 1.0% of our consolidated net income and assets for those same periods.

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

In September 2006, the FASB also issued Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. FIN No. 48 became effective for the Company beginning January 1, 2007.  Our consolidated financial statements for the three and nine months ended September 30, 2007, reflect the adoption of FIN No. 48.  Please see Note 11 for additional disclosure regarding the adoption of FIN No. 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 becomes effective, if elected by the Company, beginning January 1, 2008. Currently, we do not expect to elect the fair value option under SFAS No. 159.

Note 6.    Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any current pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.    Dividends

On August 17, 2007, we declared a cash dividend of $0.03 per share of our common stock.  The dividend was payable to shareholders of record on September 7, 2007, and was paid on September 28, 2007.  This is a $0.01 increase per share from the prior year’s third quarter. We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.    Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2007 follow:

Goodwill:	In Thousands
Balance at December 31, 2006	$10,256
Roads West earn-out adjustment	156
Goodwill tax benefit amortization	(14)
Balance at September 30, 2007	$10,398

Intangible Assets:	In Thousands
Balance at December 31, 2006	$300
Amortization	(47)
Balance at September 30, 2007	$253

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2007 to 2010 and $52,000 for fiscal year 2011.

Note 9.    Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method.  At September 30, 2007, our ownership interest was approximately 2.1% and we had an outstanding commitment to TRP of approximately $1.5 million.

Note 10.    Assets Held for Sale

Included in "Other current assets" on the Balance Sheet is $2.5 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the nine months and three months ended September 30, 2007. We expect to sell these assets and replace them with new assets within twelve months.

Note 11.    Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, at January 1, 2007, we recorded a $394,000 net decrease in retained earnings.  As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, our unrecognized tax benefits as of January 1, 2007, totaled approximately $405,000.  During the third quarter of 2007, we settled certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $263,000 as of September 30, 2007.  We do not expect these potential liabilities to change significantly within the next 12 months.  Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. Accrued interest and penalties as of September 30, 2007, was approximately $122,000.

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  The results of our brokerage activities were relatively immaterial for the third quarter of 2007 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of September 30, 2007, we operated 31 asset-based service centers (consisting of 27 dry van and four temperature controlled service centers) and 12 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor, and our ability to control our costs.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers in selected geographic areas and operate them at or near our targeted margins within a relatively short period of time. In the third quarter of 2007, we added a dry van service center in Dallas, Texas, and five brokerage branches.  Our new brokerage branches are located in Indianapolis, Indiana; Carlisle, Pennsylvania; Atlanta, Georgia; Reno, Nevada; and Los Angeles, California. As part of our growth strategy, we also periodically evaluate acquisition opportunities that meet our financial and operating criteria.

Our base expectation for the near term is to grow our fleet in a modest single digit range annually and to continue to grow our brokerage business.  We will evaluate this base goal and may adjust it up or down periodically based on factors such as freight demand, driver availability, and acquisitions.  In the current environment, we believe meaningful fleet growth through internal expansion will be difficult, excluding the effect of any acquisitions.  In the longer term, we believe declining orders for new tractors and trailers, an eventual increase in freight demand, a chronic shortage of drivers, the exit of underperforming carriers from the market, and fleet downsizing by the larger truckload carriers may result in a more favorable balance of supply and demand in the marketplace sometime in 2008.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended September 30, 2007, our results of operations changed as follows versus the same period in 2006:

●	Revenue, before fuel surcharge, increased 3.5%, to $151.7 million from $146.6 million;

●	Net income decreased to $14.5 million, compared to $18.9 million; and

●	Net income per diluted share decreased to $0.17, compared to $0.22 for the same period of 2006.

The third quarter of 2007 presented the most difficult operating environment in several years for the execution of our business model based on leading growth and profitability.  During the quarter, the industry wide supply of truckload equipment outpaced freight demand, which pressured pricing and resulted in lower equipment utilization.  Our average freight revenue per tractor declined 7.7% versus the third quarter of 2006, resulting from a combination of lower freight rates and fewer average miles per tractor. Additionally, the pricing environment during the quarter just ended was less favorable than in the third quarter of 2006.  During the third quarter of 2006, our revenue per loaded mile increased 7.6% over the same period the previous year, whereas in the third quarter of 2007 our revenue per loaded mile decreased 3.7% compared to the 2006 period.

Average revenue per tractor per week, before fuel surcharge, decreased to $2,910 in the third quarter of 2007, compared to $3,154 in the same quarter a year ago.  Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 84.5% for the quarter ended September 30, 2007, as compared to 79.1% for the same period a year ago. Our non-revenue miles factor increased by 40 basis points to 12.9%, and the average length of haul decreased to 544 miles, compared to 551 miles for the same period a year ago.

During the quarter, average number of tractors operated increased 10.1% compared to the same period of 2006, an increase of 350 tractors.  We expanded our fleet by 27 tractors compared to the second quarter of 2007.  For the quarter, we invested $31.3 million in net capital expenditures.  At September 30, 2007, our balance sheet remained debt free, our cash and cash equivalents and short term investments grew from $1.6 million at year end to $34.9 million, and our shareholders' equity was $474.8 million.

Our industry is currently challenged with lower demand and higher equipment availability as a result of many of our competitors pre-buying before the more restrictive engine regulations took effect in 2007. We believe declining orders for new tractors and trailers, an eventual increase in freight demand, a chronic shortage of drivers, the exit of underperforming carriers from the market, and fleet downsizing by the larger truckload carriers may result in a more favorable balance of supply and demand in the marketplace sometime in 2008. While the timing and magnitude of improvements in the freight environment are difficult to predict, we believe that continuing to develop our service center network will position us favorably when the truckload freight market strengthens again.

Results of Operations

The following table sets forth the percentage relationships of our expense items to revenue including fuel surcharge (Columns A and C), and revenue before fuel surcharge (Columns B and D), for the three-month and nine-month periods ended September 30, 2007 and 2006.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended September 30,		(C) (Fuel surcharge included in revenue) Nine-Month Period Ended September 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine-Month Period Ended September 30,

	2007	2006	2007	2006	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	28.6	28.3	34.1	33.8	28.8	28.7	33.8	33.8
Fuel	27.0	26.1	13.1	11.9	25.6	25.5	12.7	12.4
Operations and maintenance	5.8	5.3	6.9	6.3	5.6	5.5	6.6	6.5
Insurance and claims	4.3	4.0	5.1	4.7	4.2	3.8	4.9	4.5
Operating taxes and licenses	2.1	2.0	2.5	2.3	2.1	2.1	2.5	2.4
Communications	0.8	0.8	0.9	1.0	0.8	0.8	0.9	1.0
Depreciation and amortization	9.2	8.8	10.9	10.5	9.3	9.2	10.9	10.8
Lease expense–revenue equipment	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Purchased transportation	7.7	6.2	9.2	7.4	7.2	5.8	8.5	6.8
Miscellaneous operating expenses	1.4	0.9	1.7	1.1	1.1	0.8	1.3	0.9
Total operating expenses	87.0	82.5	84.5	79.1	84.8	82.3	82.2	79.2
Income from operations	13.0	17.5	15.5	20.9	15.2	17.7	17.8	20.8
Net interest income	0.2	0.2	0.3	0.2	0.2	0.2	0.3	0.2
Other Income	-	-	-	-	0.1	-	0.1	-
Income before income taxes	13.2	17.7	15.8	21.1	15.5	17.9	18.2	21.0
Income taxes	5.2	6.9	6.2	8.2	6.1	7.1	7.2	8.3
Net income	8.0%	10.8%	9.6%	12.9%	9.4%	10.8%	11.0%	12.7%

*   There are minor rounding differences in the table.

A discussion of our results of operations for the nine and three months ended September 30, 2007 and September 30, 2006 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2007 to Nine Months and Three Months Ended September 30, 2006

Total revenue for the nine months ended September 30, 2007 increased 7.7% to $527.0 million, from $489.5 million for the same period in 2006.  Total revenue included $77.5 million of fuel surcharge revenue in the 2007 period, compared to $73.2 million in the 2006 period.  Total revenue for the quarter ended September 30, 2007 increased 3.2% to $180.3 million, from $174.7 million for the same period in 2006. Total revenue for the quarter included $28.7 million of fuel surcharge revenue in the 2007 period, compared to $28.1 million in the 2006 period.  In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 8.0% to $449.5 million for nine months ended September 30, 2007, from $416.3 million for the same period in 2006.  Revenue, before fuel surcharge, increased 3.5% to $151.7 million for the quarter ended September 30, 2007, from $146.6 million for the same period in 2006.  The increase in revenue is primarily due to fleet expansion, our purchase of Roads West Transportation in the fourth quarter of 2006, and the continued expansion of our brokerage operations. For the quarter ended September 30, 2007, our average tractor fleet increased 350 tractors, or 10.1%, to 3,813 tractors from 3,463 tractors in the same period of 2006.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, remained constant at 33.8% for the nine months ended September 30, 2007 and 2006.  Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 34.1% for the quarter ended September 30, 2007, from 33.8% for the same period in 2006. This increase is primarily due to a decrease in revenue per mile. For our employees, we record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 12.7% for the nine months ended September 30, 2007, from 12.4% for the same period in 2006.  For the quarter ended September 30, 2007, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 13.1% from 11.9% for the same period in 2006. The increase in fuel expense is due to the combination of fuel mileage degradation caused by the use of ultra-low sulfur diesel fuel, rising fuel prices toward the end of the quarter, higher empty miles as a percentage of total miles, insufficient fuel surcharge recovery, as well as a decrease in revenue per mile. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $77.5 million for the nine months ended September 30, 2007, compared to $73.2 million for the same period in 2006.  For the quarter ended September 30, 2007, fuel surcharge revenue was $28.7 million compared to $28.1 million for the same quarter in 2006.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased slightly to 6.6% for the nine months ended September 30, 2007, compared to 6.5% for the same period in 2006. For the quarter ended September 30, 2007, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 6.9% compared to 6.3% for the same quarter in 2006. Revenue before fuel surcharge increased 3.5% during the quarter ended September 30, 2007, while our tractor fleet size increased 10.1%. The increase in operations and maintenance expense in the third quarter of 2007 is due to a combination of our fleet growth outpacing revenue growth and declining revenue per mile.  Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.9% for the nine months ended September 30, 2007, compared to 4.5% for the same period in 2006.  For the quarter ended September 30, 2007, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 5.1% compared to 4.7% for the same quarter in 2006.  The increase is attributed to higher claims cost in the third quarter of 2007 and lower revenue per mile.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased slightly to 2.5% for the nine months ended September 30, 2007, compared to 2.4% for the same period in 2006. For the quarter ended September 30, 2007, operating taxes and license expense, as a percentage of revenue, before fuel surcharge, increased to 2.5% compared to 2.3% for the same quarter in 2006.  The increase is mainly due to lower revenue per mile and lower utilization.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.9% for the nine months and three months ended September 30, 2007, from 1.0% for the same periods in 2006.  The reduction in communication expense is due to contractual rate changes.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased slightly to 10.9% for the nine-month period ended September 30, 2007, compared to 10.8% for the same period in 2006.  For the quarter ended September 30, 2007, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 10.9% compared to 10.5% for the same quarter in 2006.  The increase in this fixed cost per tractor is attributed to fleet expansion and declining revenue per mile.

Lease expense for revenue equipment for the nine-month and three-month periods ended September 30, 2007, and 2006, as a percentage of revenue, before fuel surcharge, remained constant at 0.1%.  As of September 30, 2007 we had 13 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 8.5% for the nine months ended September 30, 2007, from 6.8% for the same period in 2006. For the quarter ended September 30, 2007, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.2% compared to 7.4% for the same quarter in 2006.  The increase in this category is primarily due to payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 4.8% in the nine months ended September 30, 2007, compared to 5.3% for the same periods in 2006. This decrease is attributable to a change in the ratio of our company fleet to owner operated fleet. As of September 30, 2007, 6.0% of our fleet was comprised of independent contractors, compared to 6.5% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.3% for the nine-month period ended September 30, 2007, compared to 0.9% for the same period in 2006.  For the quarter ended September 30, 2007, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.7% compared to 1.1% for the same quarter in 2006. Gains from sale of used equipment are included in miscellaneous operating expenses.  The large pre-buy of tractors in 2006 by many of our competitors resulted in lower demand in 2007.  In addition, we removed fewer pieces of equipment from service during the third quarter of 2007 compared to the same period of 2006, which reduced the quantity of equipment available for sale. As a result of these factors, gains from sale of equipment decreased to $3.9 million and $1.2 million for the nine months and three months ended September 30, 2007, respectively, compared to $6.8 million and $2.1 million for the same nine months and three months of 2006. Excluding gains from sale of used equipment, miscellaneous operating expenses decreased to 2.3% for the nine months ended September 30, 2007, compared to 2.5% for the same periods in 2006.  For the three months ended September 30, 2007, miscellaneous operating expense excluding gain remained constant at 2.5% compared to the same period in 2006.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 82.2% for the nine months ended September 30, 2007, from 79.2% for the same period in 2006.  For the quarter ended September 30, 2007, our operating ratio increased to 84.5% from 79.1% for the same quarter in 2006.

Net interest income, investment, and other income as a percentage of revenue, before fuel surcharge, increased to 0.3% for the nine months and three months ended September 30, 2007, from 0.2% for the same periods in 2006. We had no outstanding debt at September 30, 2007 or 2006.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  For the nine months ended September 30, 2007 our effective tax rate remained constant at 39.7% of our income before taxes, compared to the same period in 2006. Our effective tax rate increased to 39.4% for the quarter ended September 30, 2007, compared to 39.0% for the same quarter a year ago.  The lower tax rate in third quarter of 2006 was attributed to a favorable adjustment as a result of finalizing the 2005 income tax return. As a percentage of revenue, before fuel surcharge, income tax expense decreased to 7.2% for the nine months ended September 30, 2007, from 8.3% for the same period in 2006.  For the quarter ended September 30, 2007, income tax expense, as a percentage of revenue, before fuel surcharge, decreased to 6.2% from 8.2% for the same quarter in 2006.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 11.0% for the nine months ended September 30, 2007, compared to 12.7% for the same period in 2006.  For the quarter ended September 30, 2007, our net income, as a percentage of revenue before fuel surcharge, decreased to 9.6%, compared to 12.9% in the same quarter in 2006.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities remained relatively constant, at $86.1 million for the nine months ended September 30, 2007, compared to $86.4 million for the same period in 2006.

Net cash used in investing activities was $56.2 million for the nine months ended September 30, 2007, compared to $90.7 million for the 2006 period. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in the current period. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $56.6 million for the nine months ended September 30, 2007, compared to $88.1 million for the 2006 period.  We currently anticipate total capital expenditures, net of equipment sales, of approximately $80.0 to $85.0 million for the year. This has been and will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $2.5 million for the nine months ended September 30, 2007, compared to approximately $3.8 million for the same period in 2006.  The decrease in cash used in financing activities is primarily due to an increase in proceeds from stock options exercised in the current period.

At September 30, 2007, we did not have any outstanding debt. We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At September 30, 2007, the line of credit consisted solely of issued but unused letters of credit totaling $31.4 million. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2007.

As of September 30, 2007, we held $34.9 million in cash and cash equivalents and short term investments. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  At September 30, 2007, we had 13 tractors held under operating leases.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2007, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2006 Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 5 for a discussion of recently-issued accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at September 30, 2007, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.  As of September 30, 2007, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  On September 28, 2007, the court, in response to a request by the FMCSA for a 12-month extension of the vacated rules, ruled that the vacated rules may remain in effect for 90 days.  At the end of the 90 day period, the 11 hour driving limit and the 34 hour restart provisions of the 2005 Rules will be eliminated.  We understand that the FMCSA is currently evaluating its options in light of the court's ruling and it is unclear whether the FMCSA will issue any interim regulations at this time.

The court's decision may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in certain instances, while eliminating the 34-hour restart may enhance productivity in certain instances.  On the whole, however, we would expect the court's decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2007	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 9, 2007	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant