Form 10-K
period 2007-12-31
KNIGHT TRANSPORTATION INC
filed 2008-02-29
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, was approximately $1,674 million (based upon $19.38 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant’s common stock as of February 10, 2008 was 86,042,844.

Materials from the registrant’s Notice and Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held on May 22, 2008 have been incorporated by reference into Part III of this Form 10-K.

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

General

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are primarily asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  As of December 31, 2007, we operated 31 asset-based service centers (consisting of 27 dry van and four temperature controlled service centers) and 12 non-asset-based brokerage branches. Our brokerage branches enable us to expand our customer service offerings by providing non-asset-based capability to manage our customers' freight when the shipments do not fit our asset-based model.  The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these asset-based service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. Furthermore, we have not presented separate financial information for our brokerage segment, although it qualifies as an operating segment under SFAS No. 131, because its results of operations are not material to our consolidated financial statements as a whole.  For the year ended December 31, 2007, our brokerage segment accounted for 4.0% of our consolidated revenue, 1.0% of our consolidated net income, and less than 1.0% of our consolidated total assets.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our regional service centers. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers.  Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Regional Operations. At December 31, 2007, we operated 27 asset-based dry van service centers, four asset-based temperature controlled service centers, and 12 non-asset-based brokerage branches.  We concentrate our asset-based freight operations within an approximate 1,000 mile radius of our service centers, with an average length of haul in 2007 of approximately 542 miles. We believe that regional operations offer several advantages, including:

●	obtaining greater freight volumes, because approximately 80% of all truckload freight moves in short-to-medium lengths of haul;
●	achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles and offer our customers a high level of service and consistent capacity;
●	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently; and
●	enhancing our ability to provide a high level of service to our customers.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We maintain a simplified operation that focuses on operating in particular geographical markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas. We maintain a modern tractor and trailer fleet in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts supplies. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred provider for many of our customers. For our asset-based services we allocate revenue equipment regionally for customers in high-density lanes where we can provide them with a consistent supply of capacity as well as match our equipment to their needs. Our services include multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. Brokerage services are tailored to meet our customers’ needs. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm’s satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our regional service centers. The majority of our trailers are equipped with GE VeriWise (formerly known as Terion) trailer-tracking technology that allows us to more effectively manage our trailers. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

Growth Strategy

Our growth strategy is focused on the following four key areas:

Opening service centers in new geographic regions and expanding existing service centers. Over the past several years, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. We believe there are significant opportunities to further increase our business in the short-to-medium haul market by opening additional regional service centers, both asset-based and non-asset-based, while expanding our existing regional service centers.

Strengthening our customer relationships. We market our services to both existing and new customers in freight lanes that complement our existing operations. We seek customers who will diversify our freight base. We market our dry van truckload, temperature-controlled truckload, and brokerage services to existing customers who may have need for, but do not currently use, multiple services from us.

Opportunities to make selected acquisitions. We are continuously evaluating acquisition opportunities. Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: Phoenix, Arizona-based Roads West Transportation, Inc. acquired in 2006; Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. Although most of our growth has been internal, we continue to evaluate acquisition opportunities.

Diversifying our service offerings. We provide truckload transportation services, both dry van and temperature controlled, with our fleet of tractors and trailers.  In 2005, we expanded our service offering to include brokerage services. In 2007, our brokerage services more than doubled in size from 2006, to approximately $29.0 million in revenue, with very little capital investment. We will continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our service offerings.

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

We try to maintain a diversified customer base. For the year ended December 31, 2007, our top 25 customers represented approximately 36% of revenue; our top 10 customers represented approximately 22% of revenue; and our top 5 customers represented approximately 14% of revenue. No single customer represented more than 5% of revenue in 2007. Most of our truckload carriage contracts are cancelable on 30 days notice.

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

Each of our regional service centers is linked to our corporate computer system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads. We also provide electronic data interchange ("EDI") services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2007, we employed 4,404 persons, of which 3,758 were drivers. None of our employees are subject to a union contract. It is our policy to comply with applicable equal employment opportunity laws and we periodically review our policies and practices for equal employment opportunity compliance.

The recruitment, training, and retention of safe and qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. We hire drivers who meet our objective guidelines relating primarily to their safety history, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to the highest level of customer service, we build our operations for drivers around a team environment. We provide attractive and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. Drivers are recognized for providing superior service and developing good safety records.

Our drivers generally are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. We have a broad-based stock option program with more than 1,100 participants at December 31, 2007.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2007, we had agreements covering 231 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to load, transport, and unload goods we haul. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services, for a charge, for our independent contractors who desire such services.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor’s revenue equipment. As of December 31, 2007, we had outstanding loans of $907,022 (net of allowance for doubtful accounts of $78,872) to independent contractors.

Revenue Equipment

As of December 31, 2007, we operated 3,527 company-owned tractors with an average age of 1.6 years. We also had under contract 231 tractors owned and operated by independent contractors. Our trailer fleet consisted of 8,809, 53-foot long, high cube trailers, including 551 temperature controlled trailers, with an average age of 4.3 years.

Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at several of our service centers. Our current policy is to replace most of our tractors within 36 to 42 months after purchase and to replace our trailers over a six to ten year period. Changes in the current market for used tractors, regulatory changes, and difficult market conditions faced by tractor manufacturers, may result in price increases that may effect the period of time we operate our equipment.

In 2002, the Environmental Protection Agency ("EPA") implemented regulations limiting exhaust emissions.  Regulations further limiting exhaust emissions became effective January 1, 2007, and become progressively more restrictive in 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices, and further increases may result in connection with the implementation of the 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. In addition to increases in equipment costs, new engines generally produce lower fuel mileage compared with older models and compliance with the new standards could result in further declines in fuel economy. If we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

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

Our Chief Executive Officer, Chief Financial Officer, and Vice President of Safety and Risk Management are responsible for securing appropriate insurance coverage at competitive rates. The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy with a retention of $1.5 million per occurrence. For the policy year beginning February 1, 2007, we assumed responsibility for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR in return for a lower premium rate. For the policy year commencing February 1, 2008, the SIR decreased from $1.5 million to $1.0 million and our additional assumed responsibility of $1.5 million in aggregate losses for claims that exceed the former $1.5 million SIR was correspondingly reduced to $1.0 million in aggregate losses for claims that exceed the $1.0 million SIR. Our auto insurance policies for 2007 provided for excess liability coverage up to a total of $55.0 million per occurrence.

We are self-insured for workers’ compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self retention level of $225,000 per claimant.

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

Our industry is currently challenged with lower demand and higher equipment availability as a result of many of our competitors pre-buying tractors before the more restrictive engine regulations took effect in 2007. We believe declining orders for new tractors and trailers, the exit of underperforming carriers from the market, and fleet downsizing by the larger truckload carriers will result in a more favorable balance of supply and demand in the future. While the timing and magnitude of improvements in the freight environment are difficult to predict, we believe that continuing to develop our service center network will position us favorably when the truckload freight market strengthens again.

Regulation

Our operations are regulated and licensed by various government agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation ("DOT"), including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security ("DHS"), also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules"). On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules, including the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  On September 28, 2007, the court directed that issuance of its ruling be withheld until December 27, 2007.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the "Interim Rule").  The Interim Rule retains the 11 hour driving day and the 34-hour restart.  The Interim Rule remains in effect; though, advocacy groups may continue to challenge the Interim Rule.  A court’s decision to strike down the Interim Rule could have varying effects, as reducing driving time to 10 hours daily may reduce productivity, while eliminating the 34-hour restart could also reduce productivity. We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our operations.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that import inherent environmental risks.  We maintain bulk fuel storage and fuel islands at several of our service centers.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws.  As part of our safety and risk management program, we periodically perform internal environmental reviews so we can achieve environmental compliance and avoid environmental risk.  Our service centers and processes are designed to contain and properly dispose of hazardous substances and petroleum products which could be used or generated in connection with our business.  We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments.  If we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Regulations further limiting exhaust emissions became effective both in 2002 and in 2007 and become progressively more restrictive in 2010. Newer engines generally cost more, reduce fuel mileage, and require additional maintenance compared with older models. We expect additional cost increases in newer engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which variance could have a materially adverse effect on our operations.

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

On October 23, 2006, we purchased most of the trucking assets of Roads West Transportation, Inc. ("Roads West"), an Arizona-based temperature controlled carrier.  Under the asset purchase agreement, we purchased 133 tractors, 280 trailers, and certain miscellaneous other assets.  We did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets, including the full amount of the earn-out, was approximately $15.8 million. During 2007, we paid $135,000 for an earn-out, which represents the final earn-out under the purchase agreement. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. The acquisition has been accounted for in our results of operations since the acquisition date.  The pro forma effect of the acquisition on our results of operations is immaterial.

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

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to pledge $5.0 million out of approximately $260.0 million, for a 1.9% ownership interest. In early 2006, we increased the commitment amount to $5.5 million.  We contributed $488,000 in working capital to TRP in 2007.  We also received $449,000 of proceeds from TRP as a result of a recapitalization in one of the equity investments.  This proceed is treated as a return of investments.  Our investment in TRP is accounted for using the cost method.  At December 31, 2007, our ownership interest was approximately 2.1% and we had an outstanding commitment to TRP of approximately $1.0 million.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We also are responsible for our legal expenses relating to such claims. We reserve for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

Increased prices and reduced efficiency relating to new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines and partially due to higher commodity prices and better pricing power among equipment manufacturers. In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the Environmental Protection Agency ("EPA"). The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

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

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allows drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  Following a request by FMCSA for a 12-month extension of the vacated rules, the court, in an order filed on September 28, 2007, granted a 90-day stay of the mandate and directed that issuance of its ruling be withheld until

December 27, 2007, to allow FMSCA time to prepare its response.  On December 17, 2007, FMCSA submitted an interim final rule, which became effective December 27, 2007 (the "Interim Rule").  The Interim Rule retains the 11 hour driving day and the 34-hour restart, but provides greater statistical support and analysis regarding the increased driving time and the 34-hour restart.  On January 23, 2008, a federal court denied an advocacy group’s request that it prevent FMCSA from implementing the Interim Rule.  Accordingly, the Interim Rule remains in effect; though, challenges to the Interim Rule are still possible.  FMCSA expects to publish a final rule later in 2008.  As advocacy groups may continue to challenge the Interim Rule, a court’s decision to strike down the Interim Rule could have varying effects, as reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart could either enhance or reduce productivity in certain instances.  As a result, such a ruling could decrease productivity and result in some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

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

In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water.  We operate in industrial areas where truck terminals and other industrial facilities are located and where groundwater or other forms of environmental contamination have occurred.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Two of our service centers are located adjacent to environmental "superfund" sites.  Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate.  We also maintain bulk fuel storage and fuel islands at several of our service centers.

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

Our Indianapolis service center is located approximately one-tenth of a mile east of Reilly Tar and Chemical Corporation, a federal superfund site listed on the National Priorities List for clean-up.  The Reilly site has known soil and groundwater contamination.  There also are other sites in the general vicinity of our Indianapolis property that have known contamination.  Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area’s contamination but it is possible that we could be responsible for clean up costs regardless.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; Casey Comen, our Executive Vice President of Sales; Michael K. Liu, our President of Knight Transportation Dry Van; Erick Kutter, our President of Knight Refrigerated, LLC; Greg Ritter, our President of Knight Brokerage, LLC; and David Jackson, our Chief Financial Officer and Secretary. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We are highly dependent on a few major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a limited number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2007, our top 25 customers, based on revenue, accounted for approximately 36% of our revenue; our top 10 customers, approximately 22% of our revenue; and our top 5 customers, approximately 14% of our revenue.  Generally, we do not have long term contractual relationships with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partners ("TRP") is not successful, we may be forced to write off part or all of our investment, which could have a materially adverse effect on our operating results.

We have invested in TRP, a company that makes privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP’s financial position declines, we could be forced to write down all or part of our investment which could have a materially adverse effect on our operating results.

We are dependent on computer and communications systems, and a systems failure could cause a significant disruption to our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure.  We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, and other events beyond our control.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and deploy the backup systems from an alternative location.  However, this alternative location may be subject to the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.

Item 1B.           Unresolved Staff Comments

Not Applicable.

Item 2.             Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  The following table provides information regarding the location of our service centers and/or offices as at December 31, 2007:

Company Location	Office	Shop	Fuel	Owned or Leased	Acres
Atlanta, GA	Yes	Yes	No	Leased	7
Boise, ID	Yes	No	No	Leased	2
Carlisle, PA	Yes	Yes	Yes	Owned	5
Charlotte, NC	Yes	Yes	Yes	Owned	13
Chicago, IL	Yes	No	No	Leased	2
Dallas, TX	Yes	No	No	Leased	1.3
Denver, CO	Yes	No	No	Leased	3
El Paso, TX	Yes	No	No	Leased	8
Green Bay, WI	Yes	No	No	Leased	2
Gulfport, MS	Yes	Yes	Yes	Owned	8
Idaho Falls, ID	Yes	Yes	Yes	Owned	6
Indianapolis, IN	Yes	Yes	Yes	Owned	9
Katy, TX	Yes	Yes	Yes	Owned	12
Kansas City, KS	Yes	Yes	Yes	Owned	15
Lakeland, FL	Yes	No	No	Leased	2
Las Vegas, NV	Yes	No	No	Leased	2
Memphis, TN	Yes	Yes	Yes	Owned	18
Minneapolis, MN	Yes	No	No	Leased	2
Ontario, CA	Yes	No	No	Leased	1
Phoenix, AZ	Yes	Yes	Yes	Owned	75
Portland, OR	Yes	Yes	Yes	Owned	7
Reno, NV	Yes	No	No	Leased	1
Richmond, VA	Yes	No	No	Leased	1.75
Seattle, WA	Yes	No	No	Leased	1.5
Salt Lake City, UT	Yes	Yes	No	Owned	15
Tulare, CA	Yes	Yes	No	Owned	23
Tulsa, OK	Yes	No	No	Owned	6

We also own and lease space in various locations for temporary trailer storage. Management believes that replacement space comparable to these trailer storage facilities is readily obtainable, if necessary. We lease excess trailer drop space at several of our facilities to other carriers.

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

We did not submit any matter to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.           Market for Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE").  The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the NYSE.

2007	High	Low
First Quarter	$20.23	$17.44
Second Quarter	$20.34	$17.78
Third Quarter	$20.00	$17.03
Fourth Quarter	$18.39	$14.53

2006	High	Low
First Quarter	$21.99	$19.05
Second Quarter	$21.42	$17.60
Third Quarter	$20.92	$15.60
Fourth Quarter	$19.35	$16.70

As of February 1, 2008, we had 73 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  From December 2004, through the first quarter of 2007, we paid a quarterly dividend of $.02 per share on our common stock. In the second quarter of 2007, we increased the quarterly cash dividend to $.03 per share and paid a similar dividend in the third and fourth quarters of 2007.  Our most recent dividend, which was declared in February 2008, is scheduled to be paid in March 2008.  We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

In November 2007, our Board of Directors voted unanimously to authorize the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will continue in effect until the share limit is reached or we terminate the program.  The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Repurchase of shares will be effected based upon share price and market conditions. The authorization extends to purchases of shares to prevent dilution from equity compensation awards as well as open market and negotiated transactions.  We did not repurchase any shares during the fourth quarter of 2007.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.           Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2007, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31, 2007, 2006, 2005, 2004 and 2003
	(Dollar amounts in thousands, except per share amounts and operating data)

	2007	2006	2005	2004	2003
Statements of Income Data:
Revenue, before fuel surcharge	$601,359	$568,408	$498,996	$411,717	$326,856
Fuel surcharge	112,224	95,999	67,817	30,571	13,213
Total revenue	713,583	664,407	566,813	442,288	340,069
Operating expenses	611,141	544,915	465,118	362,926	280,620
Income from operations	102,442	119,492	101,695	79,362	59,449
Other income (expense)	1,983	353	1,019	398	(651)
Income before income taxes	104,425	119,845	102,714	79,760	58,798
Net income	63,123	72,966	61,714	47,860	35,458
Diluted earnings per share (1)	.72	.84	.71	.55	.41
Balance Sheet Data (at end of period):
Working capital	$104,901	$59,389	$66,129	$63,327	$69,916
Total assets	643,364	570,219	483,827	402,867	321,226
Cash dividend per share on common stock	.11	.08	.08	.02	-
Shareholders’ equity	487,550	426,095	352,928	291,017	239,923
Operating Data (Unaudited):
Operating ratio (2)	85.6%	82.0%	82.1%	82.1%	82.5%
Operating ratio, excluding fuel surcharge (3)	83.0%	79.0%	79.6%	80.7%	81.8%
Average revenue per tractor (4)	$151,945	$160,891	$164,119	$157,563	$143,526
Average length of haul (miles)	542	561	580	556	532
Empty mile factor	12.8%	12.6%	11.7%	11.5%	10.8%
Tractors operated at end of period (5)	3,758	3,661	3,271	2,818	2,418
Trailers operated at end of period	8,809	8,761	7,885	7,126	6,212

(1)	Diluted earnings per share for 2004 and 2003 have been restated to reflect 3-for-2 stock splits on December 23, 2005 and July 20, 2004, as applicable.
(2)	Operating expenses as a percentage of total revenue.
(3)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(4)	Average revenue per tractor is based on revenue without brokerage and without fuel surcharge.
(5)
Includes: (a) 231 independent contractor operated vehicles at December 31, 2007; (b) 249 independent contractor operated vehicles at December 31, 2006; (c) 237 independent contractor operated vehicles at December 31, 2005; (d) 244 independent contractor operated vehicles at December 31, 2004; and (e) 253 independent contractor operated vehicles at December 31, 2003.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Annual Report.

Introduction

Business Overview

We are a transportation services provider with headquarters in Phoenix, Arizona. We transport general commodities for customers throughout the United States, generally focusing our operations on a short-to-medium length of haul. We provide regional truckload carrier services from our asset-based dry van and temperature controlled service centers, as well as brokerage services from our regional brokerage branches.  The results of our brokerage activities were relatively immaterial for 2007 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

From 2003 to 2006, we achieved substantial revenue and income growth.  In 2007, our growth slowed as a result of economic conditions. Our revenue, before fuel surcharge, grew at a 16.5% compounded annual rate from $326.9 million in 2003 to $601.4 million in 2007, and our net income grew at a 15.7% compounded annual rate from $35.5 million in 2003 to $63.1 million in 2007.

During 2007, we opened eight brokerage branches and four asset-based service centers.  As of December 31, 2007, we operated 31 asset-based dry van and temperature controlled service centers and 12 brokerage branches.  In early 2008, we opened a brokerage branch in Gulfport, Mississippi.

Operating and Growth Strategy

Our operating strategy is focused on the following core elements:

●
Focusing on Regional Operations. We seek to operate primarily in high density, predictable freight lanes in selected geographic regions. We believe our regional operations allow us to obtain greater freight volumes and higher revenue per mile, and also enhance safety and driver recruitment and retention.

●
Maintaining Operating Efficiencies and Controlling Costs. We focus on operating in distinct geographic markets in order to achieve increased penetration of targeted service areas. We actively seek to control costs by, among other things, operating modern equipment, maintaining a high driver to non-driver employee ratio, and minimizing empty miles.

●
Providing a High Level of Customer Service. We seek to compete on the basis of service, in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple stop pick ups and deliveries, on time pick ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

●
Using Technology to Enhance Our Business. We use technology to help us be more efficient with our equipment and our headcount. We recognize the value technology brings as an accelerator in our operations.

The primary source of our revenue growth has been our ability to open and develop regional service centers and the markets they serve in selected geographic areas and operate the service centers at or near our targeted margins within a relatively short period of time. The addition of our brokerage branches has enabled us to expand our customer service offerings by providing non-asset-based capabilities to our customers when the shipments do not fit our asset-based model. The development of our brokerage model strengthens our relationships with our customers because it provides our customers with more options and complements our existing dry van and temperature controlled truckload carrier services.  Our brokerage model is also a less capital intensive way for us to grow our business.  The expansion of our services represents our continued progression as we build our brand as the premier national carrier, providing local service to the markets we serve.

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

The most significant expenses in our business include fuel, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded on the "Purchased Transportation" line of our consolidated statements of income. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 were as follows:

●	Revenue, before fuel surcharge, increased 5.8%, to $601.4 million from $568.4 million;
●	Net income decreased 13.6%, to $63.1 million from $73.0 million; and
●	Net income per diluted share decreased to $0.72 from $0.84.

In comparison to prior years, 2007 represented one of the most difficult operating environments for the execution of our business model based on leading growth and profitability. For the second consecutive year, a strong "peak" shipping season did not materialize. The industry-wide supply of truckload equipment continued to outpace the freight demand, which pressured pricing and resulted in lower equipment utilization.  With a decrease in revenue per total miles and lower average miles per tractor, our average revenue per tractor per week decreased 5.6%, to $2,922 in 2007 from $3,094 in 2006. Our empty mileage factor for the year increased slightly to 12.8% in 2007, from 12.6% in 2006. Our average length of haul decreased to 542 miles during 2007, from 561 miles in 2006. The difficult freight market, rising fuel costs, increased insurance and claims expense, and softer market for used tractors and trailers all contributed to a decrease in profitability in 2007.

At December 31, 2007, our balance sheet reflected $31.3 million in cash, cash equivalents and short term investments, no debt, and shareholders’ equity of $487.6 million. For the year 2007, we generated $118.4 million in cash flow from operations and used $91.9 million for net capital expenditures.

Our liquidity is not materially affected by off-balance sheet transactions.  See Off-Balance Sheet Transactions below for a description of our off-balance sheet transactions.

Trends and Outlook

In the fourth quarter of 2007, we reduced our tractor count by approximately 100 units.  For the year ended 2007, we increased our fleet by 97 tractors from 2006. In this challenging environment, we will manage our fleet size carefully and consider internal growth or contraction of our tractor fleet as events unfold.  In the near term, we expect revenue growth to come primarily from our brokerage business.  In addition, we have ramped up our efforts to identify acquisitions or other investment opportunities that may offer a strategic advantage.  Over the long term, we are optimistic about our competitive position in the industry and expect that proper execution of our decentralized growth model will position us to emerge from the downturn with the ability to add more capacity and gain more market share. Further because of our brokerage business, we are able to add customers without adding tractor capacity.

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

	2007	2006	2005		2007	2006	2005

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge				Revenue, before fuel surcharge
Operating expenses:				Operating expenses:
Salaries, wages and benefits	28.3	28.8	28.7	Salaries, wages and benefits	33.6	33.7	32.6
Fuel (1)	26.5	24.9	23.6	Fuel (2)	12.8	12.2	13.2
Operations and maintenance	5.5	5.4	6.1	Operations and maintenance	6.4	6.3	6.9
Insurance and claims	4.5	3.9	4.4	Insurance and claims	5.4	4.6	5.0
Operating taxes and licenses	2.1	2.0	2.2	Operating taxes and licenses	2.5	2.4	2.5
Communications	0.8	0.9	0.8	Communications	0.9	1.0	0.9
Depreciation and amortization	9.2	9.1	9.3	Depreciation and amortization	10.9	10.6	10.5
Lease expense – revenue equipment	0.0	0.1	0.0	Lease expense – revenue equipment	0.1	0.1	0.0
Purchased transportation	7.3	6.0	5.6	Purchased transportation	8.7	7.0	6.4
Miscellaneous operating expenses	1.4	0.9	1.4	Miscellaneous operating expenses	1.6	1.1	1.6
Total operating expenses	85.6	82.0	82.1	Total operating expenses	82.9	79.0	79.6
Income from operations	14.4	18.0	17.9	Income from operations	17.1	21.0	20.4
Net interest and other income	0.2	0.1	0.2	Net interest and other income	0.3	0.0	0.2
Income before income taxes	14.6	18.1	18.1	Income before income taxes	17.4	21.0	20.6
Income taxes	5.8	7.1	7.2	Income taxes	6.9	8.2	8.2
Net Income	8.8%	11.0%	10.9%	Net Income	10.5%	12.8%	12.4%

(1)	Gross fuel expense without fuel surcharge.
(2)	Net fuel expense including fuel surcharge.

A discussion of our results of operations for the periods 2007 to 2006 and 2006 to 2005 is set forth below.

Fiscal 2007 Compared to Fiscal 2006

Total revenue for 2007 increased 7.4% to $713.6 million from $664.4 million for 2006. Total revenue included $112.2 million of fuel surcharge revenue in 2007 and $96.0 million of fuel surcharge revenue in 2006. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the relatively high fuel cost variability makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 5.8% to $601.4 million for 2007, up from $568.4 million in 2006.  The increase is primarily due to the opening of eight brokerage branches and four asset-based service centers in 2007. Our average tractor fleet increased 9.7% to 3,780 tractors in 2007, from 3,446 tractors in 2006. The industry wide supply of truckload equipment outpaced demand throughout 2007, and resulted in lower equipment utilization.  Declines in both revenue per mile and miles per tractor contributed to a 5.6% decline in average freight revenue per tractor per week, to $2,922 per tractor in 2007, from $3,094 per tractor in 2006. In the fourth quarter of 2007, we reduced our tractor fleet by approximately 100 tractors from the third quarter of 2007.  We ended 2007 with 3,758 tractors, an increase of 97 tractors from a year ago.

Salaries, wages and benefits expense remained relatively constant as a percentage of revenue, before fuel surcharge, to 33.6% in 2007 from 33.7% in 2006.  We record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, increased to 12.8% in 2007, from 12.2% in 2006. The increase in fuel expense is due to the combination of rising fuel costs and fuel mileage degradation caused by the use of ultra-low sulfur diesel fuel.  The U.S. National average diesel fuel prices increased approximately $0.13 per gallon in 2007 from 2006. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  We were able to off-set a portion of the rising fuel cost due to improvements in fuel surcharge revenue.  For the year ended December 31, 2007, fuel surcharge was $112.2 million, compared to $96.0 million for the same period in 2006. We believe that higher fuel prices may continue to adversely affect our operating expenses throughout 2008.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 6.4% in 2007, from 6.3% in 2006.  The increase is a result of lower revenue per mile. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.4% for 2007, compared to 4.6% for 2006.  The increase is mainly due to the settlement of certain prior year claims in amounts greater than previously anticipated.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, increased slightly to 2.5% for 2007 from 2.4% for 2006. The increase is mainly due to lower revenue per mile.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.9% for 2007, compared to 1.0% for 2006. The reduction in communications expense is due to contractual rate changes.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, increased to 10.9% for 2007 from 10.6% in 2006.  The increase is a result of lower revenue per mile and lower miles per tractor. In the fourth quarter of 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%, which partially off-set the increase in depreciation expense in 2007.

Lease expense for revenue equipment, as a percentage of revenue, before fuel surcharge, remained at 0.1% for both 2007 and 2006. As of December 31, 2007 we had 13 tractors under operating leases.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 8.7% for 2007, from 7.0% for 2006.  The increase in this expense is primarily a result of the growth of our brokerage business. Excluding purchased transportation expense from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 4.6% in 2007, compared to 5.2% for 2006. As of December 31, 2007, our total fleet included 231 tractors owned and operated by independent contractors, compared to 249 tractors owned and operated by independent contractors at December 31, 2006. Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile basis.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.6% for 2007, compared to 1.1% for 2006. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment decreased nearly 42.0%, to $4.9 million for the year ended December 31, 2007, compared to $8.5 million for the year ended December 31, 2006. Excluding gains from sale of used equipment, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for the years ended December 31, 2007 and 2006.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 82.9% for 2007, compared to 79.0% for 2006.

Net interest and other income (expense) as a percentage of revenue, before fuel surcharge, increased to 0.3% for 2007, compared to less than 0.1% for 2006. In 2006 we recorded a $713,000 impairment charge relating to our investment in Transportation Resource Partners, which reduced our net interest and other income to less than 0.1% for 2006. We had no outstanding debt at December 31, 2007 or 2006.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 39.6% for 2007 and 39.1% for 2006.

As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 10.5% for 2007, compared to 12.8% in 2006.

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

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 12.2% in 2006, from 13.2% in 2005. This was mainly due to improved collection of fuel surcharge revenue during 2006, which offset higher fuel prices.  We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  For the year ended December 31, 2006, fuel surcharge was $96.0 million, compared to $67.8 million for the same period in 2005.  As a percentage of total revenue, including fuel surcharge, fuel expense increased to 24.9% in 2006, compared to 23.6% in 2005, as a result of higher fuel prices.

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

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, increased to 10.6% for 2006 from 10.5% in 2005.  This slight increase is due to the growth in the percentage of our fleet that is owned by us as opposed to owned by independent contractors.  Effective October 1, 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%.  This decision was made during our routine, period review when we determined that the salvage values of our tractors and trailers was higher than originally expected. This determination was further based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold.  This change in accounting estimate resulted in a decrease in depreciation expense of approximately $1.3 million for the fiscal year 2006.  Excluding the impact of this change in accounting estimate, depreciation expense for 2006 would have been 10.8% of revenue before fuel surcharge.  This increase is due to the growth in the percentage of our fleet that is company owned, compared to our fleet that is operated by independent contractors.

Lease expense for revenue equipment, as a percentage of revenue, before fuel surcharge, increased to 0.1% for 2006, compared to essentially zero for 2005.  Prior to the acquisition of Edwards Bros., Inc. in the third quarter of 2005, we owned all of our revenue equipment and therefore did not incur lease expense for most of 2005. At year-end 2006, we had 26 tractors under operating leases.

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

Other expense for 2006 was comprised of a $713,000 impairment charge relating to our investment in Transportation Resource Partners ("TRP").  Other income for 2005 was comprised of $591,000 gains resulting from the sale of our investment in Concentrek, Inc., along with a $230,000 impairment charge relating to our investment in TRP.

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

As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 12.8% for 2006, compared to 12.4% in 2005.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of stocks, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $118.4 million, $133.0 million, and $107.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease for 2007 is mainly due to lower net income and an increase in our short-term investments.

Net cash used in investing activities was approximately $92.0 million, $145.6 million, and $104.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in 2007. Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, totaled $91.9 million, $127.7 million, and $103.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. In 2006, we spent approximately $15.7 million relating to the acquisition of the Roads West equipment. We currently anticipate capital expenditures, net of trade-ins, of approximately $80.0 to $90.0 million for 2008. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $4.3 million for the year ended December 31, 2007, compared to cash used in financing activities of approximately $4.6 million for the year ended 2006.  The change primarily consisted of a $1.4 million increase in proceeds from the exercise of stock options and a $0.9 million increase in dividends paid to common stock shareholders during 2007 compared to 2006. We increased our quarterly cash dividend from $0.02 per share to $0.03 per share in the second quarter of 2007.

At December 31, 2007, we had no outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit up to an aggregate of $50.0 million. At December 31, 2007, the line of credit consisted solely of issued but unused letters of credit totaling $31.4 million. We are obligated to comply with certain financial covenants under our line of credit agreement and were in compliance with these covenants at December 31, 2007.

As of December 31, 2007, our cash, cash equivalents, and short-term investments was $31.3 million, compared to $1.6 million as of December 31, 2006.  In October 2006, we used cash to acquire most of the trucking assets of Roads West, which accounted for the low cash balance at December 31, 2006. We believe that we will be able to finance our near term needs for working capital over the next 12 months, as well as acquisitions of revenue equipment during such period, with cash flows from operations and borrowing available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2007, we had 13 tractors held under operating leases with varying termination dates ranging from January 2009 to August 2009.  Future operating lease commitments for revenue equipment, as of December 31, 2007, were $439,000 with $215,000 due in the next 12 months.  The effective annual interest rate for these operating leases is 6.7%.  Lease payments with respect to such vehicles are reflected in our Consolidated Statements of Income in the line item "Lease expense - revenue equipment." Our rental expense related to revenue equipment leases was $350,000, $431,000, and $183,000 for the periods ended December 31, 2007, 2006, and 2005, respectively.

We also use operating leases to lease locations for certain of our terminal facilities and for temporary trailer storage.  These operating leases have termination dates ranging from January 2008 through December 2013. Rental payments for such terminal facilities and trailer storage are reflected in our Consolidated Statements of Income in the line item “Miscellaneous operating expenses.”  Rental payments for our terminal facilities and trailer storage was $1.6 million for the periods ended December 31, 2007 and 2006, and $1.5 million for the period ended December 31, 2005.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2007, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in millions) due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Purchase obligations (revenue equipment) (1)	$70.0	$70.0	–	–	–	–
Investment in Transportation Resource Partners	$1.0	$1.0	–	–	–	–
Operating Leases – Revenue Equipment	$0.4	$0.2	$0.2	-	–	–
Operating Leases – Terminal Building	$2.9	$1.1	$1.6	$0.2	–	–
FIN 48 Obligations, including interest and penalties (2)	$0.3	–	–	–	–	$0.3
Total	$74.6	$72.3	$1.8	$0.2	–	$0.3

(1)
Our purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, we anticipate that purchase commitments under contract will have a net purchase price of approximately $70.0 million and will be paid throughout 2008.

(2)	FIN48 Obligations represent potential liabilities relating to uncertain tax positions. We are uncertain when this liability will be settled.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consulting with experts, and using other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. We consider our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements attached hereto.  The following discussion addresses our most critical accounting policies:

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from three to 30 years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. On October 1, 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%.  This decision was made during our routine, periodic review when we determined that the salvage value of our tractors and trailers was higher than originally expected. This determination was further based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value that is not reflected in our estimates, could have a material effect in our results of operations. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the property and equipment to the fair value and recognize any impairment loss.

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

In addition to estimates within our self-insured retention, we also must make judgments concerning our coverage limits. If any claim was to exceed our coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS109”), as amended.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Further information related to the implementation is discussed in Note 3 to the consolidated financial statements.

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

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach based on hypothetical changes in interest rates and commodity prices.

We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined almost entirely to the United States, we are not subject to a material foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2007, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. Historically, we have sought to recover a portion of our short-term fuel price increases from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset an increase in the cost of diesel fuel. We believe that the majority of the fuel price increases are generally passed to our customers.

Item 8.              Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated balance sheets, statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes, the report of Deloitte & Touche LLP, our independent registered public accounting firm for the years ended December 31, 2007, 2006, and 2005 are set forth at pages F-1 through F-19, elsewhere in this report.

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

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payments, using the modified prospective method in 2006 and the adoption of the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 29, 2008

Item 9B.           Other Information

Not Applicable.

PART III

Item 10.           Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2008 Annual Meeting of Shareholders to be held May 22, 2008.

Item 11.           Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Report" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2008 Annual Meeting of Shareholders to be held May 22, 2008.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2007, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,182,780	$14.06	2,152,698
Equity compensation plans not approved by security holders	–	–	–
Total	4,182,780	$14.06	2,152,698

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2008 Annual Meeting of Shareholders to be held May 22, 2008.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2008 Annual Meeting of Shareholders to be held May 22, 2008.

Item 14.           Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2008 Annual Meeting of Shareholders to be held May 22, 2008.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

(a)         The following documents are filed as part of this report on Form 10-K at pages F-1 through F-19, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.           Consolidated Financial Statement Schedules required to be filed by Item 8 and Paragraph (b) of Item 15:

Valuation and Qualifying Accounts and Reserves

Schedules not listed (i.e., schedules, other than Schedule II) have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

3.            Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b), below, and at the Exhibit Index appearing at the end of this report.

(b)           Exhibits:

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)

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

10.5 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.6
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.6.1
Modification Agreement to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006. (Incorporated by reference to Exhibit 10.6.1 to the Company's Report on Form 10-K for the period ended December 31, 2006.)

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

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: February 29, 2008		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	February 29, 2008
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	February 29, 2008
David A. Jackson, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Wayne Yu	February 29, 2008
Wayne Yu, Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary J. Knight	February 29, 2008
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	February 29, 2008
Randy Knight, Director

/s/ Donald A. Bliss	February 29, 2008
Donald A. Bliss, Director

February 29, 2008
G.D. Madden, Director

/s/ Kathryn Munro	February 29, 2008
Kathryn Munro, Director

/s/ Michael Garnreiter	February 29, 2008
Michael Garnreiter, Director

/s/ Richard Lehmann	February 29, 2008
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, using the modified prospective method. In addition, as discussed in Note 3 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, AZ
February 29, 2008

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands)

Assets	2007	2006
Current Assets:
Cash and cash equivalents	$23,688	$1,582
Short term investments	7,620	-
Trade receivables, net of allowance for doubtful accounts of $2,429 and $2,154, respectively	88,535	85,350
Notes receivable, net of allowance for doubtful notes receivable of $79 and $140, respectively	19	341
Prepaid expenses	8,776	8,342
Other current assets	24,994	16,613
Income tax receivable	3,558	-
Deferred tax assets	10,157	8,759
Total current assets	167,347	120,987

Property and Equipment:
Land and land improvements	26,878	21,778
Buildings and improvements	46,685	38,656
Furniture and fixtures	6,910	6,410
Shop and service equipment	3,935	3,738
Revenue equipment	521,085	496,117
Leasehold improvements	776	516
	606,269	567,215

Less: accumulated depreciation and amortization	(146,721)	(133,387)

Property and equipment, net	459,548	433,828
Notes receivable, net of current portion	887	348
Goodwill	10,372	10,256
Intangible assets, net	238	300
Other long-term assets & restricted cash	4,972	4,500
Total assets	$643,364	$570,219

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except par value)

Liabilities and Shareholders' Equity	2007	2006

Current Liabilities:
Accounts payable	$17,744	$13,077
Accrued payroll and purchased transportation	7,992	7,411
Accrued liabilities	8,048	15,184
Claims accrual	28,662	25,926

Total current liabilities	62,446	61,598

Deferred tax liabilities	93,368	82,526

Total liabilities	155,814	144,124

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 100,000 shares authorized; 86,697 and 86,111 shares issued and outstanding at December 31, 2007 and 2006, respectively	867	861
Additional paid-in capital	102,450	94,220
Retained earnings	384,233	331,014

Total shareholders’ equity	487,550	426,095

Total liabilities and shareholders’ equity	$643,364	$570,219

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Revenue:
Revenue, before fuel surcharge	$601,359	$568,408	$498,996
Fuel surcharge	112,224	95,999	67,817

Total revenue	713,583	664,407	566,813

Operating Expenses:
Salaries, wages and benefits	201,856	191,550	162,778
Fuel	189,055	165,594	133,469
Operations and maintenance	39,083	35,881	34,449
Insurance and claims	32,440	26,189	25,159
Operating taxes and licenses	14,754	13,507	12,412
Communications	5,539	5,649	4,267
Depreciation and amortization	65,688	60,387	52,603
Lease expense - revenue equipment	350	431	183
Purchased transportation	52,370	39,937	31,787
Miscellaneous operating expenses	10,006	5,790	8,011

Total operating expenses	611,141	544,915	465,118
Income from operations	102,442	119,492	101,695

Other Income (expense):
Interest income	1,315	1,067	658
Interest (expense)	-	(1)	-
Other income (expense)	668	(713)	361
Total other income	1,983	353	1,019

Income before income taxes	104,425	119,845	102,714

Income Taxes	(41,302)	(46,879)	(41,000)

Net income	$63,123	$72,966	$61,714

Basic Earnings Per Share	$0.73	$0.85	$0.72

Diluted Earnings Per Share	$0.72	$0.84	$0.71

Weighted Average Shares Outstanding - Basic	86,391	85,802	85,302

Weighted Average Shares Outstanding - Diluted	87,240	87,040	86,647

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock (a)
	Shares Issued	Amount	Additional Paid-in Capital (a)	Retained Earnings	Total

Balance, January 1, 2005	84,995	850	81,834	208,333	291,017
Exercise of stock options	669	7	2,786	-	2,793
Issuance of common stock	2	-	35	-	35
Tax benefit of stock option exercises	-	-	2,493	-	2,493
Cash dividend	-	-	-	(5,124)	(5,124)
Net income	-	-	-	61,714	61,714

Balance, December 31, 2005	85,666	857	87,148	264,923	352,928
Exercise of stock options	440	4	2,445	-	2,449
Issuance of common stock	5	-	80	-	80
Tax benefit of stock option exercises	-	-	1,542	-	1,542
Employee stock-based compensation expense	-	-	3,005	-	3,005
Cash dividend	-	-	-	(6,875)	(6,875)
Net income	-	-	-	72,966	72,966

Balance, December 31, 2006	86,111	861	94,220	331,014	426,095
Exercise of stock options	577	6	3,822	-	3,828
Issuance of common stock	9	-	174	-	174
Excess tax benefit of stock option exercises	-	-	1,604	-	1,604
Employee stock-based compensation expense	-	-	2,630	-	2,630
FIN48 adoption	-	-	-	(394)	(394)
Cash dividend	-	-	-	(9,510)	(9,510)
Net income	-	-	-	63,123	63,123

Balance, December 31, 2007	86,697	$867	$102,450	$384,233	$487,550

(a)	Common stock and additional paid-in capital have been restated to reflect a 3-for-2 stock split on December 23, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$63,123	$72,966	$61,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	65,688	60,387	52,603
Gain on sale of equipment	(4,927)	(8,461)	(2,803)
Gain on sale of investment	-	-	(591)
Earn-out on sold investment	(188)	-	-
Building impairment due to fire	412	-	-
Impairment of investment	-	713	230
Non-cash compensation expense for issuance of common stock to certain members of board of directors	174	80	35
Provision for allowance for doubtful accounts and notes receivable	213	360	(45)
Deferred income taxes	9,604	5,423	1,292
Tax benefit on stock option exercises	-	-	2,493
Excess tax benefits related to stock-based compensation	(1,431)	(1,542)	-
Stock option compensation expense	2,630	3,005	-
Changes in assets and liabilities:
(Increase) decrease in short-term investments	(7,620)	2,278	(76)
Increase in trade receivables	(3,460)	(5,980)	(17,810)
Decrease (increase) in inventories and supplies	159	(563)	(1,023)
Increase in prepaid expenses	(434)	(992)	(1,762)
(Increase) decrease in income tax receivable	(3,558)	-	3,216
Increase in other assets	(415)	(178)	(121)
Increase in accounts payable	1,161	596	33
(Decrease) increase in accrued liabilities and claims accrual	(2,768)	4,938	10,379
Net cash provided by operating activities	118,363	133,030	107,764

Cash Flows From Investing Activities:
Purchases of property and equipment	(135,219)	(175,221)	(116,586)
Proceeds from sale of equipment/assets held for sale	43,355	47,496	13,003
(Increase) decrease in notes receivable	(156)	314	(323)
Acquisition-related contingent payment	(135)	(320)	-
Payment made for acquisitions of businesses	-	(15,709)	(3,284)
Restricted cash	-	(384)	(211)
Investments in Transportation Resource Partners	(488)	(1,836)	(1,496)
Return of investment in Transportation Resource Partners	449	-	-
Proceeds from sale of investment in Knight Flight Services	-	-	1,388
Proceeds/earn-out from sale of investment in Concentrek, Inc.	188	-	2,836
Net cash used in investing activities	(92,006)	(145,660)	(104,673)

Cash Flows From Financing Activities:
Dividends paid	(9,510)	(8,588)	(3,411)
Advance on line of credit	-	4,500	-
Repayment on line of credit	-	(4,500)	-
Payment of notes payable acquired	-	-	(6,819)
Excess tax benefits related to stock-based compensation	1,431	1,542	-
Proceeds from exercise of stock options	3,828	2,449	2,793
Net cash used in financing activities	(4,251)	(4,597)	(7,437)

Net increase (decrease) in Cash and Cash Equivalents	22,106	(17,227)	(4,346)
Cash and Cash Equivalents, beginning of year	1,582	18,809	23,155
Cash and Cash Equivalents, end of year	$23,688	$1,582	$18,809

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$10,424	$6,917	$1,901
FIN 48 adoption tax liability	$394	-	-
Cash flow information:
Income taxes paid	$38,330	$39,359	$30,410

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

Cash and Cash Equivalents - Cash and cash equivalents is comprised of short-term highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. The Company classifies investments in Variable Rate Demand Notes as cash and cash equivalents on its Consolidated Balance Sheets.

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

Notes Receivable - Included in notes receivable are amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments, from 10% to 12%, over periods generally ranging from three to five years. We had 28 and 41 loans outstanding from independent contractors as of December 31, 2007, and 2006, respectively. Our notes receivable balances are classified separately between current and long-term on our balance sheet.  The current and long-term balance of our notes receivable at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Current portion of notes receivable	$98	$481
Allowance for doubtful notes receivable	(79)	(140)
Net current portion of notes receivable	19	341

Long-term portion	887	348
Total notes receivable balance	906	689

Other Current Assets - Other current assets are primarily comprised of assets held for sale, along with inventories and supplies consisting of tires and spare parts.  The Company had $21.2 million and $12.7 million of revenue equipment that will not be utilized in continuing operations and is being held for sale as of December 31, 2007 and 2006, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment.  No impairments were recorded in 2007.  The Company expects to sell these assets and replace them with new assets within 12 months.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment are calculated by the straight-line method over the following estimated useful lives:

Years
Land improvements	5-10
Buildings and improvements	15-30
Furniture and fixtures	3-5
Shop and service equipment	2-5
Revenue equipment	5-10
Leasehold improvements	3

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2007, 2006, and 2005, repairs and maintenance expense totaled approximately $18.1 million, $17.6 million, and $19.5 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

The Company periodically reviews the reasonableness of its estimates regarding useful lives and salvage values for revenue equipment and other long-lived assets based upon, among other things, the Company's experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. In the fourth quarter of 2006, the Company changed the salvage values of tractors and trailers from 20% to 25%. This determination was based upon (i) favorable market conditions in equipment sales, (ii) a guaranteed re-purchase price with contracted dealerships, and (iii) a decrease in the average miles driven on the equipment being sold, in light of the fact that used equipment sales are more sensitive to miles driven, rather than months in-service, and the average miles per tractor decreased 5.2% in 2006 compared to 2005. This change in accounting estimate resulted in a decrease in depreciation expense and an increase in income from operations of approximately $1.3 million for fiscal year 2006.

Tires on revenue equipment purchased are capitalized as a part of the equipment cost and depreciated over the life of the vehicle. Replacement tires and recapping costs are expensed when placed in service.

Restricted Cash - In connection with the Company's self-insured workers compensation program, $595,000 has been set aside in an escrow account to meet statutory requirements.  This cash is recorded under the line item "Other long-term assets & restricted cash" on the Company's consolidated balance sheets.

Other Long-term Assets & Restricted Cash include:

	2007	2006
	(In thousands)
Investment in Transportation Resource Partners	$3,757	$3,239
Restricted Cash	595	595
Other	620	666
	$4,972	$4,500

In 2003, the Company signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, the Company committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method.  In 2007 the Company contributed $488,000 in working capital to TRP, which leaves an approximately $1.0 million outstanding commitment at December 31, 2007. In 2007 the Company also received $449,000 of proceeds from TRP as a result of a recapitalization in one of the equity investments.  These proceeds are treated as a return of investment.  At December 31, 2007, the Company’s ownership interest in TRP was approximately 2.1%.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standard ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets classified as held for sale are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The revenue equipment classified as held for sale is presented in “other current assets” on the Company's consolidated balance sheets. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets occur. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2007, and no adjustment was determined to be necessary.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West. In 2007, the Company paid Roads West $135,000 for an earn-out, representing the final earn-out under the purchase agreement.  The earn-out paid in 2007 was recorded as additional goodwill related to this acquisition. The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill. Under this circumstance, SFAS No. 109 requires that the goodwill be separated into two components. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill. The finite lived intangible portion will be amortized using the straight-line method over a five year period.

The changes in the carrying amounts of goodwill were as follows:

	2007	2006
	(In thousands)
Goodwill at beginning of period	$10,256	$8,119
Additions/earn-out for Roads West	135	1,817
Additions for Edward Bros.	-	320
Amortization relating to deferred tax assets	(19)	-
Goodwill at end of period	$10,372	$10,256

Intangible assets consist of the following:

	2007	2006
	(In thousands)
Intangible assets at beginning of period	$300	-
Additions for Roads West	-	310
Amortization	(62)	(10)
Intangible assets at end of period	$238	$300

Intangible assets are being amortized straight-line over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2008 to 2010 and $52,000 for fiscal year 2011.

Claims Accrual - The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily the Company’s claims experience and the experience of the Company’s third party administrator, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The significant level of the Company’s self-insured retention for personal injury and property damage claims illustrates the importance and potential impact of these estimates.  See Note 5 for additional information.

Revenue Recognition - The Company recognizes revenues, for both asset-based and non-asset-based operations, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations.

The Company recognizes a tax benefit from an uncertain tax position  when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments, trade receivables, notes receivable and accounts payable. Due to the short-term nature of cash equivalents, short-term investments, trade receivables and accounts payable, the fair value of these instruments approximates their recorded value. The fair value of notes receivable approximates market value. The Company does not have material financial instruments with off-balance sheet risk, with the exception of operating leases. See Note 4 for additional information.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2007, 2006, and 2005, aggregated approximately 10%, 10%, and 11% of revenues, respectively. Balances due from the three largest customers account for approximately 9.4% of the total trade receivable balance as of December 31, 2007. Revenue from the Company's single largest customer represented approximately 4%, 4%, and 5% of revenues for each of the years 2007, 2006, and 2005, respectively.  Balance due from the largest customer accounts for approximately 4.3% of the total trade receivable balance as of December 31, 2007.

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

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2007, 2006, and 2005 are as follows (in thousands, except per share data):

	2007			2006			2005
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$63,123	86,391	$0.73	$72,966	85,802	$0.85	$61,714	85,302	$0.72
Effect of stock options	-	849	-	-	1,238	-	-	1,345	-
Diluted EPS	$63,123	87,240	$0.72	$72,966	87,040	$0.84	$61,714	86,647	$0.71

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2007 and 2006, respectively, is as follows:

	2007	2006
Number of anti-dilutive shares	1,253,415	34,750

Segment Information – The Company has determined that it has two operating segments.  The Company’s operating segments consist of (i) a truckload transportation (asset-based) segment and (ii) a brokerage segment (non-asset-based).  The truckload transportation segment includes dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. As a result, the Company has determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, the Company has not presented separate financial information for each of these service centers. The Company has determined that its brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to the Company's consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in SFAS No. 131, the Company has not presented separate financial information for this segment.  For the year ended December 31, 2007, the brokerage segment accounted for 4.0% of the Company’s consolidated revenue, 1.0% of the Company's consolidated net income, and less than 1.0% of the Company's consolidated assets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the effect of SFAS No. 157, if any, on their consolidated financial statements; however, it is not expected to have a material impact on the consolidated results.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in a company’s income tax returns.  See Note 3 Income Taxes for the cumulative effect of FIN 48 adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51” (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption at January 1, 2009, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  The Company is currently evaluating the impact of adopting SFAS No. 160 on their consolidated financial statements; however, the Company does not expect it will have a material impact on the consolidated results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for any business combinations occurring on or after January 1, 2009.

2.           Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2007. The Company maintains a revolving line of credit, with a maturity date of September 30, 2008, which permits revolving borrowings and letters of credit (see Note 5)

totaling $50.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). At December 31, 2007, there were no outstanding revolving borrowings on the line of credit and issued but unused letters of credit under the line of credit totaled $31.4 million.

Under the line of credit, the Company is required to maintain certain financial ratios and other certain covenants relating to corporate structure, ownership, and management. The Company was in compliance with its financial debt covenants at December 31, 2007.

3.           Income Taxes

Income tax expense consists of the following (in thousands):

	2007	2006	2005
Current income taxes:
Federal	$27, 238	$36,358	$35,524
State	4,460	5,098	4,184
	31,698	41,456	39,708
Deferred income taxes:
Federal	7,712	4,479	1,441
State	1,892	944	(149)
	9,604	5,423	1,292
	$41,302	$46,879	$41,000

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2007	2006	2005
Tax at the statutory rate (35%)	$36,549	$41,946	$35,950
State income taxes, net of federal benefit	3,394	3,895	4,035
Other, net	1,359	1,038	1,015
	$41,302	$46,879	$41,000

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Short-term deferred tax assets:
Claims accrual	$10,579	$9,312
Other	2,177	1,945
	$12,756	$11,257
Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(2,599)	(2,498)
Short-term deferred tax assets, net	$10,157	$8,759

Long-term deferred tax liabilities:
Property and equipment depreciation	$93,368	$82,526

Included in the Company's consolidated balance sheets at December 31, 2007 is approximately $3.6 million for income tax receivable. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, at January 1, 2007, the Company recorded a $394,000 net decrease in retained earnings.  As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007, totaled approximately $405,000.  During the third quarter of 2007, the Company resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:	Amount (in thousands)
Balance at January 1, 2007	$405
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(210)
Lapse of statute	-
Settlements	-
Balance at December 31, 2007	$195

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of December 31, 2007.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. During 2007, the Company accrued $16,000 for interest and nothing for penalties relating to unrecognized tax benefits. Accrued interest and penalties as of December 31, 2007 were $47,000 and $49,000, respectively.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal authority, and the 2003 through 2007 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

4.           Commitments and Contingencies

a.           Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $70.0 million and will be paid throughout 2008.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partner (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to pledge $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million.  In 2007, the Company contributed approximately $488,000 in working capital to TRP, and also received $449,000 of proceeds from TRP as a result of a recapitalization in one of the equity investments.  At December 31, 2007, the Company’s carrying book balance of its investment in TRP was $3.8 million and its outstanding commitment to TRP was approximately $1.0 million.

c.           Operating Leases

The Company leases certain revenue equipment under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Company's consolidated statements of income. Rent expense related to these lease agreements totaled approximately $0.4 million, $0.4 million, and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future lease payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Amount (in thousands)
2008	$215
2009	$224
Total	$439

The Company also leases certain service center building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income. Building rental expense related to these lease agreements totaled approximately $1.6 million, $1.6 million, and $1.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future service center building lease payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Amount (in thousands)
2008	$1,070
2009	731
2010	479
2011	359
2012	266
2013	22
Total	$2,927

d.           Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

5.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation. For 2007, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a self retention level of $1.5 million per occurrence. For the policy year beginning February 1, 2007, the Company assumed responsibility for an additional $1.5 million in “aggregate” losses for claims that exceed the $1.5 million retention in return for lower premiums. For the policy year commencing February 1, 2008, the Company’s self retention decreased from $1.5 million to $1.0 million and the Company's additional assumed responsibility of $1.5 million in aggregate losses for claims that exceed the former $1.5 million retention was correspondingly reduced to $1.0 million in aggregate losses for claims that exceed the $1.0 million retention. The Company is also self insured for worker’s compensation, with self-retention level of $500,000 per occurrence for 2007 and 2008.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company’s insurance policies for 2007 provided for excess personal injury and property damage liability up to a total of $55.0 million per occurrence. Liabilities in excess of the self-insured amounts are collateralized by letters of credit totaling $31.4 million. These letters of credit reduce the available borrowings under the Company's line of credit (See Note 2).

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self retention amount for employee medical health was $225,000 per claimant for 2007 and will remain at this amount for 2008.

6.           Related Party Transactions

During 2007, 2006, and 2005, the Company paid approximately $207,000, $163,000, and $144,000, respectively, for legal services to a firm that employs a former member of the Company’s Board of Directors.  In November 2007, this member resigned from the Company’s Board of Directors, but will remain securities and merger and acquisition counsel to the Company and will also serve as a strategic legal advisor to the Board.

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek’s management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. In 2007, the Company received $188,000 from Concentrek as an earn-out.

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

7.           Shareholders' Equity

During 2007, 2006, and 2005, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.
	2007	2006	2005
Annual director fees paid through stock issuance	$173,914	$79,928	$35,300
Shares of Common stock issued	9,416	4,453	2,204

8.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  At December 31, 2007, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan (the "2003 Plan").  The Company’s shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003.  All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

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

In February 2007, the Company’s Board of Directors adopted a new compensation structure for independent directors.  In light of this new structure, the Board of Directors elected to discontinue the practice of making automatic grants to independent directors.  Under the new structure, effective February 2007, independent directors receive annual compensation that is payable 50% in cash and 50% in Common Stock.  Common Stock granted under the new structure is subject to certain holding and other restrictions.  As of December 31, 2007, we had awarded a total of 7,404 shares that were subject to such holding and other restrictions.

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

The adoption of SFAS 123R resulted in stock-based compensation charges of approximately $2.6 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense caused net income to decrease by approximately $1.6 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively, and caused basic and diluted earnings per share to decrease by $0.02 per share for both years.

The Company received $3.8 million and $2.4 million in cash from the exercise of stock options during the year ended December 31, 2007 and 2006, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2007, was approximately $1.4 million, compared to $1.5 million for the same period in 2006. The actual tax benefit realized in 2007 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to SFAS 123R prior period amounts have not been restated.

Prior to SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for the Company’s fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, during prior periods the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31, 2005, prior to SFAS 123 adoption (in thousands, except per share data):

2005
Net income, as reported	$61,714
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5,129)

Pro forma net income	$56,585

Basic earnings per share – as reported	$0.72
Basic earnings per share – pro forma	$0.66
Diluted earnings per share – as reported	$0.71
Diluted earnings per share – pro forma	$0.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the 2007 weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2007	2006	2005
Dividend yield (1)	0.62%	0.43%	0.40%
Expected volatility (2)	32.71%	32.39%	48.00%
Risk-free interest rate (3)	4.99%	5.06%	4.00%
Expected terms (4)	7.89 years	8.08 years	6.00 years
Weighted average fair value of options granted	$8.30	$8.62	$7.78

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
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

As of December 31, 2007, there was $16.1 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years, and a total period of seven years.

A summary of the award activity for the years ended December 31, 2007, 2006, and 2005 is presented below:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,490,341	$12.57	4,562,511	$10.68	3,744,242	$7.41
Granted	695,115	18.15	799,060	18.66	1,699,313	15.36
Exercised	(576,801)	6.64	(437,932)	5.59	(669,141)	4.20
Forfeited and Expired	(425,875)	14.98	(433,298)	10.68	(211,903)	10.44

Outstanding at end of year	4,182,780	14.06	4,490,341	12.57	4,562,511	$10.68

Exercisable at end of year	1,714,396	11.96	1,842,396	10.43	1,765,748	$9.39

Weighted average fair value of options granted during the period		$8.30		$8.62		$7.78

As of December 31, 2007, the number of options that were currently vested and expected to become vested was 4,027,420. These options have a weighted-average exercise price of $14.01, a weighted-average contractual remaining term of 7.04 years, and an aggregate intrinsic value of $3.2 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2007:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$2.11 - $4.21	185,155	2.18	$3.05	185,155	$3.05
$4.22 - $6.31	174,938	3.67	$4.85	174,938	$4.85
$6.32 - $8.42	1,500	4.77	$6.80	1,500	$6.80
$8.43 - $10.52	187,322	4.61	$8.71	172,517	$8.58
$10.53 - $12.63	956,649	5.99	$11.13	284,027	$11.58
$12.64 - $14.73	441,525	7.32	$14.48	-	$-
$14.74 - $16.84	922,726	7.65	$15.69	803,926	$15.69
$16.85 - $18.94	1,273,340	8.83	$18.39	82,833	$18.36
$18.95 - $21.05	39,625	8.24	$20.00	9,500	$19.69
Overall Total	4,182,780	7.05	$14.06	1,714,396	$11.96

The total intrinsic value of options exercised during the twelve-month period was $6.8 million, $5.8 million, and $8.8 million as of December 31, 2007, 2006, and 2005, respectively. Based on the market price as of December 31, 2007, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $3.1 million, and the total intrinsic value of options exercisable as of December 31, 2007, is approximately $4.9 million.  The weighted average remaining contracted life as of December 31, 2007 for vested and exercisable options is 6.08 years.

In November 2007, the Board of Directors of the Company voted unanimously to authorize the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization will continue in effect until the share limit is reached or the program is terminated by the Company.  The repurchase authorization is intended to afford the Company the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Repurchase of shares will be effected based upon share price and market conditions. The authorization extends to purchases of shares to prevent dilution from equity compensation awards as well as open market and negotiated transactions.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2007, 2006, and 2005, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately, $412,000, $402,000, and $265,000 in 2007, 2006, and 2005, respectively. The Company increased the mandatory matching contribution from $625 to $850 annually per employee on January 1, 2006.

9.           Acquisitions

On October 23, 2006, the Company purchased most of the trucking assets of Roads West Transportation, Inc. (“Roads West”), an Arizona-based temperature controlled carrier.  Under the asset purchase agreement, the Company purchased 133 tractors, 280 trailers, and certain miscellaneous other assets.  The Company did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets, including the full amount of the earn-out, was approximately $15.8 million. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. The allocation of the fair value of the assets acquired, including the earn-out paid in 2007, resulted in approximately $2.0 million of infinite lived goodwill and $310,000 of finite lived intangible assets. The intangible assets, totaling $310,000, are being amortized over a five year period.  The acquisition has been accounted for in the Company’s results of operations since the acquisition date.  The pro forma effect of the acquisition on its results of operations is immaterial.

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

10.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2007 and 2006:

	2007
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$144,825	$153,012	$151,661	$151,861
Income from operations	27,254	29,319	23,523	22,346
Net income	16,619	18,177	14,509	13,817
Earnings per common share:
Basic	$0.19	$0.21	$0.17	$0.16
Diluted	$0.19	$0.21	$0.17	$0.16

	2006
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$129,339	$140,372	$146,555	$152,142
Income from operations	26,098	29,928	30,609	32,857
Net income	15,832	18,121	18,850	20,163
Earnings per common share:
Basic	$0.18	$0.21	$0.22	$0.23
Diluted	$0.18	$0.21	$0.22	$0.23

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Deductions		Other Adjustments		Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2007	$2,154	$1,810	$(1,535)	(1)	-		$2,429
Year ended December 31, 2006	$1,677	$2,187	$(1,710)	(1)	-		$2,154
Year ended December 31, 2005	$1,708	$1,675	$(1,706)	(1)	-		$1,677

Allowance for doubtful notes receivable:
Year ended December 31, 2007	$140	$47	$(108)	(1)	-		$79
Year ended December 31, 2006	$49	$(5)	$(22)	(1)	$118	(2)	$140
Year ended December 31, 2005	$63	$14	$(28)	(1)	-		$49

(1)	Write-off of bad debts.
(2)	Includes $118,338 allowance associated with the acquisition of substantially all of the trucking assets of Roads West.

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
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

10.5 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.6
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.6.1
Modification Agreement to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006. (Incorporated by reference to Exhibit 10.6.1 to the Company's Report on Form 10-K for the period ended December 31, 2006.)

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