Form 10-Q
period 2008-03-31
KNIGHT TRANSPORTATION INC
filed 2008-05-12
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes  ☒   No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2008 was 85,564,066 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of March 31, 2008 and December 31, 2007 (In thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$21,465	$23,688
Short term investment	7,140	7,620
Accounts receivable, net	84,954	88,535
Notes receivable, net	156	19
Other current assets	17,913	24,994
Prepaid expenses	9,192	8,776
Income tax receivable	-	3,558
Deferred tax asset	10,372	10,157
Total current assets	151,192	167,347

Property and Equipment:
Land and improvements	26,828	26,878
Buildings and improvements	49,275	46,685
Furniture and fixtures	7,016	6,910
Shop and service equipment	4,702	3,935
Revenue equipment	529,554	521,085
Leasehold improvements	913	776
	618,288	606,269
Less: Accumulated depreciation and amortization	(155,807)	(146,721)
Property and equipment, net	462,481	459,548
Notes receivable – long-term	328	887
Goodwill	10,367	10,372
Intangible assets, net	222	238
Other assets & restricted cash	4,971	4,972
Total assets	$629,561	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of March 31, 2008 and December 31, 2007 (In thousands, except par values)

	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,209	$17,744
Accrued payroll and purchased transportation	8,921	7,992
Accrued liabilities	7,556	8,048
Claims accrual	28,581	28,662
Total current liabilities	54,267	62,446
Deferred tax liabilities	95,903	93,368
Total liabilities	150,170	155,814

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 85,520 and 86,697 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	855	867
Additional paid-in capital	103,533	102,450
Retained earnings	375,003	384,233
Total shareholders' equity	479,391	487,550
Total liabilities and shareholders' equity	$629,561	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUE:
Revenue, before fuel surcharge	$141,302	$144,825
Fuel surcharge	35,109	21,709
Total revenue	176,411	166,534
OPERATING EXPENSES:
Salaries, wages and benefits	50,011	48,840
Fuel	53,557	39,634
Operations and maintenance	9,301	9,272
Insurance and claims	7,066	8,006
Operating taxes and licenses	3,652	3,557
Communications	1,414	1,418
Depreciation and amortization	16,953	15,931
Lease expense – revenue equipment	54	106
Purchased transportation	12,921	10,732
Miscellaneous operating expenses	2,755	1,784
Total operating expenses	157,684	139,280

Income from operations	18,727	27,254

Interest income	254	182
Other income	-	188
Income before income taxes	18,981	27,624

Income taxes	7,564	11,005

Net income	$11,417	$16,619

Earnings per common share and common share equivalent:
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

Weighted average number of common shares and common share equivalents outstanding:
Basic	86,335	86,173
Diluted	86,792	87,167

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:

Net income	$11,417	$16,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,953	15,931
Gain on sales of equipment	(672)	(1,450)
Earn-out on sold investment	-	(188)
Non-cash compensation expense for issuance of stock to certain members of board of directors	-	39
Provision for allowance for doubtful accounts	245	306
Excess tax benefits related to stock-based compensation	(98)	(230)
Stock option expense	665	652
Deferred income taxes	2,320	1,516
Changes in assets and liabilities:
Decrease in short-term investments	480	-
Decrease in trade receivables	3,310	2,838
(Increase) decrease in other current assets	(500)	154
Increase in prepaid expenses	(416)	(784)
Decrease in income tax receivable	3,558	-
Decrease (increase) in other assets and restricted cash	7	(320)
Increase (decrease) in accounts payable	1,473	(4,550)
Increase in accrued liabilities, claims accrual and other	466	7,503

Net cash provided by operating activities	39,208	38,036

Cash Flow From Investing Activities:

Purchase of property and equipment	(37,104)	(31,716)
Proceeds from sales of equipment	15,479	12,781
Decrease in notes receivable	448	115
Acquisition-related contingent payment	-	(12)
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	188

Net cash used in investing activities	(21,177)	(18,644)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flow From Financing Activities:
Dividends paid	(2,575)	(1,724)
Payments to acquire treasury stock	(18,084)	-
Excess tax benefits related to stock-based compensation	98	230
Proceeds from exercise of stock options	307	670

Net cash used in financing activities	(20,254)	(824)

Net (decrease) increase in cash and cash equivalents	(2,223)	18,568
Cash and cash equivalents, beginning of period	23,688	1,582

Cash and cash equivalents, end of period	21,465	$20,150

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$416	$1,255
FIN 48 adoption tax liability	-	394
Retirement of treasury stock	18,084	-
Transfer from property and equipment to assets held for sale	4,878	5,277

Cash Flow Information:
Income taxes paid	$1,038	$5,073

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2.                                Stock-Based Compensation

At March 31, 2008, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the 2003 Plan, to be based on estimated fair values.  Total SFAS 123R compensation cost for the three months ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31, (in thousands)
	2008	2007
Gross stock compensation expense, net of forfeitures	$665	$652
Income tax	$(265)	$(259)
Net stock compensation expense after tax	$400	$393

We received approximately $307,000 in cash from the exercise of stock options during the three months ended March 31, 2008, compared to $670,000 for the same period in 2007.

As of March 31, 2008, there was $19.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2008	2007
Dividend yield (1)	.81%	.45%
Expected volatility (2)	33.51%	32.29%
Risk-free interest rate (3)	2.93%	4.5%
Expected terms (4)	6.20 years	6.58 years
Weighted average fair value of options granted	$5.18	$7.90

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts.  The increase in the dividend yield from the 2007 to the 2008 period is due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.02 per share to $0.03 per share in the second quarter of 2007.

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

A summary of the award activity under the 2003 Plan as of March 31, 2008, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2007	4,182,780	14.06
Granted	916,602	14.79
Exercised	(41,435)	7.42
Forfeited	(91,819)	15.78
Outstanding as of 03/31/2008	4,966,128	14.22

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding – basic	86,335	86,173
Effect of stock options	457	994
Weighted average common share and common share equivalents outstanding – diluted	86,792	87,167

Net income	$11,417	$16,619
Earnings per common share and common share equivalent
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended March 31,
	2008	2007
Number of anti-dilutive shares	1,315,510	516,350

Note 4.                                Segment Information

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. We have also determined that our brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended March 31, 2008, our brokerage segment accounted for 5.5% of our consolidated revenue, 3.7% of our consolidated net income, and 1.0% of our consolidated assets.

Note 5.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                                Dividends

On February 15, 2008, we declared a cash dividend of $0.03 per share of our common stock, which represents a $0.01 per share increase from the dividend paid in the first quarter of 2007.  The dividend was payable to shareholders of record on March 7, 2008, and was paid on March 28, 2008.  We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                                Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2008 follow:

Goodwill:	In Thousands
Balance at December 31, 2007	$10,372
Amortization relating to deferred excess tax goodwill	(5)
Balance at March 31, 2008	$10,367

Intangible Assets:	In Thousands
Balance at December 31, 2007	$238
Amortization	(16)
Balance at March 31, 2008	$222

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2008 to 2010 and $52,000 for fiscal year 2011.

Note 8.                                Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method.  At March 31, 2008, our ownership interest was approximately 2.1%, the carrying book balance of our investment was $3.8 million, and our outstanding commitment to TRP was approximately $1.0 million.

Note 9.                                Assets Held for Sale

Included in "Other current assets" on the Balance Sheet is $13.7 million of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the three months ended March 31, 2008. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.                               Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, we recorded a $394,000 net decrease in retained earnings on January 1, 2007.  During 2007, we resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of March 31, 2008. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of March 31, 2008.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. Interest of $3,891 was accrued to income tax expense in the quarter ended March 31, 2008. Cumulative interest and penalties accrued as of March 31, 2008, was $51,000 and $49,000, respectively.

We are subject to U.S. Federal and state income tax examinations with various statues of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal authority, and the 2003 through 2007 tax years generally remain subject to examination by state tax authorities. We do not believe the unrecognized tax benefits will change significantly within the next 12 months.

Note 11.                                Company Share Repurchase Program

On November 8, 2007, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  The repurchase authorization is intended to afford the Company the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. We consider several factors in determining when to execute the share repurchases, including among other things, our current cash needs, our capacity for leverage, our cost of borrowings, and the market price of our common stock.

In the quarter ended March 31, 2008, we purchased 1,218,500 shares of our common stock in the open market for approximately $18.1 million. The shares acquired have been retired, and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases.  As of March 31, 2008, there were 1,781,500 shares remaining for future purchases under our repurchase program.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2007.

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  The results of our brokerage activities were relatively immaterial for the first quarter of 2008 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of March 31, 2008, we operated 31 asset-based service centers (consisting of 27 dry van and four temperature controlled service centers) and 13 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operating and Growth Strategy

The primary source of our revenue growth has been our ability to open and develop new regional service centers and brokerage branches in selected geographic areas. In the first quarter of 2008, we added a non-asset-based brokerage branch in Gulfport, Mississippi.  In April 2008, we opened an asset-based temperature controlled service center in Dallas, Texas, and we also expect to open two asset-based dry van service centers in the current quarter. As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

In the last few quarters, our growth slowed as a result of economic conditions. During the first quarter of 2008, we reduced our total tractor count by 84 tractors.  Year over year, our average fleet size grew by 44 tractors.  In the short term, we will closely evaluate our fleet size and make adjustments as needed to provide customers the service they expect while generating adequate returns.  Included in the evaluation of fleet size is the opportunity to improve existing levels of equipment utilization.  Over the long term, we are optimistic about our competitive position in the industry and expect that proper execution of our decentralized growth model will position us to emerge from the downturn in the economy with the ability to add more capacity and gain more market share.

Looking forward, we believe that the supply of for-hire trucks has ceased to expand and, in fact, is now retracting.  Continued high fuel prices and continued pressure on freight pricing and fuel surcharges, should expedite the retraction towards market equilibrium.  In addition, we hope that the various forms of stimulus to the broader economy, that were not present a year ago, will have a positive impact on freight demand as the year progresses.  Although it is difficult to predict the timing with any certainty, we expect a reduction of trucking capacity and an increase in economic activity to have a positive impact on freight rates and equipment utilization over time.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers.  Generally, we are paid a predetermined rate per mile or per load for our services.  We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, brokerage operations, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment.  These factors relate to, among other things, the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended March 31, 2008, our results of operations changed as follows versus the same period in 2007:

☐	Revenue, before fuel surcharge, decreased 2.4%, to $141.3 million from $144.8 million;

☐	Net income decreased to $11.4 million, compared to $16.6 million; and

☐	Net income per diluted share decreased to $0.13, compared to $0.19.

The challenging truckload freight environment continued in the first quarter and was accompanied by diesel fuel prices reaching unprecedented highs. Pricing and equipment utilization continued to be negatively affected as the supply of for-hire trucks outpaced freight demand in our regional markets.  For the quarter, average freight revenue per tractor declined 6.1% and our empty mile factor improved to 11.9% from 13.1%, an improvement of 9.2%, despite a slightly shorter average length of haul.  The decrease in asset productivity was the most significant factor that negatively impacted our first quarter results of operations.  Lower revenue per tractor less efficiently covered fixed costs, leading to increases in salaries, depreciation, and certain other expenses as a percentage of revenue.  Although freight demand in the quarter did not exceed that of the same quarter a year ago, we did experience a narrowing of the year over year difference as the quarter progressed.

Average revenue per tractor per week, before fuel surcharge, decreased to $2,744 in the first quarter of 2008, compared to $2,922 in the same quarter a year ago.  Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.7% for the quarter ended March 31, 2008, as compared to 81.2% for the same period a year ago. Our average length of haul decreased to 527 miles, compared to 537 miles for the same period a year ago.

During the quarter, average number of tractors operated increased to 3,723, from 3,679 for the same period a year ago. Tractor count at March 31, 2008 decreased to 3,674, from 3,760 a year ago. For the quarter, we spent $21.6 million in net capital expenditures.  At March 31, 2008, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $28.6 million, and our shareholders' equity was $479.4 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A), and revenue, before fuel surcharge (Columns B), for the three months ended March 31, 2008 and 2007, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) Three Months Ended March 31,			(B) Three Months Ended March 31,
	2008	2007		2008	2007

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	28.3	29.3	Salaries, wages and benefits	35.4	33.7
Fuel (1)	30.4	23.8	Fuel (2)	13.1	12.4
Operations and maintenance	5.3	5.5	Operations and maintenance	6.6	6.4
Insurance and claims	4.0	4.8	Insurance and claims	5.0	5.5
Operating taxes and licenses	2.1	2.1	Operating taxes and licenses	2.6	2.5
Communications	0.8	0.9	Communications	1.0	1.0
Depreciation and amortization	9.6	9.6	Depreciation and amortization	12.0	11.0
Lease expense – revenue equipment	0.0	0.1	Lease expense – revenue equipment	0.0	0.1
Purchased transportation	7.3	6.4	Purchased transportation	9.1	7.4
Miscellaneous operating expenses	1.6	1.1	Miscellaneous operating expenses	1.9	1.2
Total operating expenses	89.4	83.6	Total operating expenses	86.7	81.2
Income from operations	10.6	16.4	Income from operations	13.3	18.8
Net interest and other income	0.2	0.2	Net interest and other income	0.2	0.3
Income before income taxes	10.8	16.6	Income before income taxes	13.5	19.1
Income taxes	4.3	6.6	Income taxes	5.4	7.6
Net Income	6.5%	10.0%	Net Income	8.1%	11.5%

(1)	Gross fuel expense without fuel surcharge revenue.
(2)	Net fuel expense including fuel surcharge revenue.
*	There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2008 and March 31, 2007 is set forth below.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Total revenue for the three months ended March 31, 2008 increased 5.9% to $176.4 million from $166.5 million for the same period in 2007. Total revenue included $35.1 million of fuel surcharge revenue in the 2008 period compared to $21.7 million in the 2007 period.  In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 2.4% to $141.3 million for three months ended March 31, 2008 from $144.8 million for the same period in 2007. The industry wide supply of truckload equipment continued to outpace demand in the first quarter, which resulted in lower equipment utilization. Demand for truckload freight started especially weak during the first part of the quarter ended March 31, 2008, and strengthened somewhat in the last five to six weeks of the quarter.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.4% for the quarter ended March 31, 2008, from 33.7% for the same period in 2007. The increase is primarily due to a decrease in equipment utilization and lower revenue per mile. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 13.1% for the quarter ended March 31, 2008, from 12.4% for the same period in 2007. The U.S. national average price for diesel fuel increased by $0.96 per gallon in the first quarter of 2008 versus the first quarter of 2007.  Rising fuel prices were partially off-set by a 9.2% improvement in our empty mile factor and a 61.7% increase in fuel surcharge revenue. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $35.1 million for the quarter ended March 31, 2008, compared to $21.7 million for the same period in 2007.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased slightly to 6.6% for the quarter ended March 31, 2008, compared to 6.4% for the same period in 2007. The increase is mainly due to lower equipment utilization and lower revenue per mile. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 5.0% for the quarter ended March 31, 2008, compared to 5.5% for the same period in 2007. The decrease is attributed to a reduction in the frequency of claims incurred in the current quarter.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased slightly to 2.6% for the quarter ended March 31, 2008, compared to 2.5% for the same period in 2007.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 1.0% for the quarter ended March 31, 2008 and 2007.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 12.0% for the quarter ended March 31, 2008, compared to 11.0% for the same period in 2007. The increase is attributed to declining revenue per mile, lower equipment utilization, and a slight increase in the average number of tractors operated during the quarter. The average tractors operated in the 2008 period increased 1.2% from a year ago.

Lease expense for revenue equipment as a percentage of revenue, before fuel surcharge, decreased to less than 0.1% for the quarter ended March 31, 2008, compared to 0.1% for the same period in 2007.  As of March 31, 2008, we had 13 tractors under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.1% for the quarter ended March 31, 2008, from 7.4% for the same period in 2007. The increase in this category is due to payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 3.5% for the quarter ended March 31, 2008, compared to 4.5% for the same period in 2007. This decrease is attributable to a change in the ratio of our company fleet to owner operated fleet. As of March 31, 2008, 5.3% of our fleet was comprised of independent contractors, compared to 6.3% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 1.9% for the quarter ended March 31, 2008, compared to 1.2% for the same period in 2007.  Gains from sale of used equipment are included in miscellaneous operating expenses.  A softening market for used tractors and trailers lowered our gains from sale of used equipment by more than 50%, to $672,000 in the first quarter of 2008, compared to $1.5 million for the same period a year ago. Excluding gains from sale of used equipment, miscellaneous operating expenses increased slightly to 2.4% for the 2008 period, compared to 2.2% for the same period in 2007.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 86.7% for the quarter ended March 31, 2008, from 81.2% for the same period in 2007.

Net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.2% for the quarter ended March 31, 2008, from 0.3% for the same period in 2007. Other income for the 2007 period included an earn-out distribution of $188,000 for the sale of our investment in Concentrek, which was sold in 2005.   We had no outstanding debt at March 31, 2008 or 2007.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. For the quarter ended March 31, 2008, our effective tax rate remained relatively constant at 39.9% of our income before taxes, compared to 39.8% for the same period in 2007.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.1% for the quarter ended March 31, 2008, compared to 11.5% for the same period in 2007.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

While net income decreased $5.2 million for the quarter ended March 31, 2008, cash flow from operations increased $1.2 million from a year ago. Net cash provided by operating activities increased to $39.2 million for the quarter ended March 31, 2008, compared to $38.0 million for the same period in 2007. The increase in cash flow from operations is mostly attributed to a $3.6 million decrease in income tax receivable.

Net cash used in investing activities was $21.2 million for the quarter ended March 31, 2008, compared to $18.6 million for the 2007 period. The increase is mainly due to an increase in capital expenditures for revenue equipment in the 2008 period. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, totaled $21.6 million for the quarter ended March 31, 2008, compared to $18.9 million for the 2007 period. About 50% of the capital expenditures for the 2008 period represent the payment for certain tractors which were received, and accrued for, on the December 31, 2007 Balance Sheet.  We currently anticipate total capital expenditures, net of equipment sales, of approximately $80.0 to $90.0 million for the year. This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $20.3 million for the quarter ended March 31, 2008, compared to $824,000 for the same period in 2007.  The increase in cash used in financing activities is primarily due to $18.1 million used to repurchase 1,218,500 shares of our common stock. Cash dividends paid in the current quarter also increased $851,000, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.02 per share to $0.03 per share in the second quarter of 2007.

At March 31, 2008, we did not have any outstanding debt. We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At March 31, 2008, the line of credit consisted solely of issued but unused letters of credit totaling $36.9 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2008.

As of March 31, 2008, we held $28.6 million in cash and cash equivalents and short term investments. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  As of March 31, 2008, we had 13 tractors held under operating leases.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008, compared to those disclosed in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation," included in our 2007 Annual Report on Form 10-K.

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

We currently do not use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined almost entirely to the United States, we are not subject to a material amount of foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at March 31, 2008, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating the risk of high fuel prices, although we do not recover the full amount of fuel price increases.  As of March 31, 2008, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2007, in the section entitled "Item 1A.  Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/08 - 1/31/08	669,000	$14.78	669,000	2,331,000
2/1/08 - 2/29/08	-	-	-	2,331,000
3/1/08 - 3/31/08	549,500	$14.91	549,500	1,781,500
Total	1,218,500	$14.84	1,218,500	1,781,500

On November 8, 2007, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  See Note 12 for additional information with respect to our share repurchase program.

Item 3.                                Defaults Upon Senior Securities

Not Applicable

Item 4.                                Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.                                Other Information

Not Applicable

Item 6.                                Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	(3.2)	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)

Exhibit 10		Material Contracts

	(10.1)*	Form of Indemnity Agreement between Knight Transportation, Inc. and each director, first effective February 5, 1997.

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 12, 2008	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 12, 2008	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant