Form 10-Q
period 2008-06-30
KNIGHT TRANSPORTATION INC
filed 2008-08-11
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes   ☒  No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 31, 2008 was 85,682,117 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of June 30, 2008 and December 31, 2007 (In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$24,375	$23,688
Short term investment	11,702	7,620
Accounts receivable, net	99,925	88,535
Notes receivable, net	146	19
Prepaid expenses	8,180	8,776
Other current assets	14,027	24,994
Income tax receivable	5,917	3,558
Deferred tax asset	11,001	10,157
Total current assets	175,273	167,347

Property and Equipment:
Land and improvements	28,443	26,878
Buildings and improvements	53,318	46,685
Furniture and fixtures	7,155	6,910
Shop and service equipment	4,982	3,935
Revenue equipment	531,867	521,085
Leasehold improvements	1,020	776
	626,785	606,269
Less: Accumulated depreciation and amortization	(167,782)	(146,721)
Property and equipment, net	459,003	459,548
Notes receivable – long-term	405	887
Goodwill	10,362	10,372
Intangible assets, net	207	238
Other assets & restricted cash	4,999	4,972
Total assets	$650,249	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of June 30, 2008 and December 31, 2007 (In thousands, except par values)

	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,952	$17,744
Accrued payroll and purchased transportation	10,425	7,992
Accrued liabilities	7,726	8,048
Claims accrual – current portion	16,211	28,662
Total current liabilities	44,314	62,446

Long-term Liabilities:
Claims accrual – long-term portion	13,994	-
Deferred tax liabilities	101,026	93,368
Total long-term liabilities	115,020	93,368

Total liabilities	159,334	155,814

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 85,642 and 86,697 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	856	867
Additional paid-in capital	105,789	102,450
Retained earnings	384,270	384,233
Total shareholders' equity	490,915	487,550
Total liabilities and shareholders' equity	$650,249	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Revenue, before fuel surcharge	$154,833	$153,012	$296,135	$297,837
Fuel surcharge	51,274	27,175	86,383	48,883
Total revenue	206,107	180,187	382,518	346,720
OPERATING EXPENSES:
Salaries, wages and benefits	53,895	51,491	103,906	100,330
Fuel	72,730	46,521	126,286	86,155
Operations and maintenance	10,647	10,060	19,947	19,332
Insurance and claims	7,713	6,121	14,779	14,127
Operating taxes and licenses	3,852	3,717	7,504	7,274
Communications	1,473	1,152	2,888	2,570
Depreciation and amortization	17,118	16,287	34,071	32,218
Lease expense – revenue equipment	36	106	90	212
Purchased transportation	14,570	13,305	27,491	24,038
Miscellaneous operating expenses	3,350	2,108	6,107	3,892
Total operating expenses	185,384	150,868	344,069	290,148

Income from operations	20,723	29,319	39,449	56,572

Interest income	190	340	445	522
Other income	225	480	225	668
Income before income taxes	21,138	30,139	40,119	57,762

Income taxes	8,446	11,962	16,010	22,966

Net income	$12,692	$18,177	$24,109	$34,796

Earnings per common share and common share equivalent:
Basic	$0.15	$0.21	$0.28	$0.40
Diluted	$0.15	$0.21	$0.28	$0.40

Weighted average number of common shares and common share equivalents outstanding:
Basic	85,523	86,299	85,901	86,236
Diluted	86,104	87,271	86,427	87,226

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$24,109	$34,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,071	32,218
Gain on sales of equipment	(1,145)	(2,715)
Earn-out on sold investment	(225)	(188)
Non-cash compensation expense for issuance of stock to certain members of board of directors	135	174
Provision for allowance for doubtful accounts	540	159
Excess tax benefits related to stock-based compensation	(283)	(867)
Stock option expense	1,555	1,470
Deferred income taxes	6,814	2,886
Changes in assets and liabilities:
Increase in short-term investments	(4,082)	-
Increase in trade receivables	(11,948)	(4,349)
(Increase) decrease in other current assets	(574)	175
Decrease in prepaid expenses	596	1,180
Increase in income tax receivable	(2,359)	(409)
Increase in other assets and restricted cash	(28)	(598)
Increase (decrease) in accounts payable	1,917	(2,826)
Increase (decrease) in accrued liabilities, claims accrual and other	3,972	(2,425)

Net cash provided by operating activities	53,065	58,681

Cash Flow From Investing Activities:

Purchase of property and equipment	(54,328)	(47,754)
Proceeds from sales of equipment	23,811	22,440
Decrease in notes receivable	374	203
Acquisition-related contingent payment	-	(12)
Proceeds/earn-out from sale of investment in Concentrek, Inc.	225	188
Return of investment in Transportation Resource Partners	10	216

Net cash used in investing activities	(29,908)	(24,719)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flow From Financing Activities:
Dividends paid	(6,000)	(4,314)
Payments to acquire treasury stock	(18,084)	-
Excess tax benefits related to stock-based compensation	283	867
Proceeds from exercise of stock options	1,331	1,686

Net cash used in financing activities	(22,470)	(1,761)

Net increase in cash and cash equivalents	687	32,201
Cash and cash equivalents, beginning of period	23,688	1,582

Cash and cash equivalents, end of period	$24,375	$33,783

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$715	$772
FIN 48 adoption tax liability	-	394
Retirement of treasury stock	18,084	-
Transfer from property and equipment to assets held for sale	7,034	10,339

Cash Flow Information:
Income taxes paid	$11,225	$24,309

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

Note 2.                                Stock-Based Compensation

At June 30, 2008, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  Total SFAS 123R compensation cost for the three months and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Gross stock compensation expense, net of forfeitures	$890	$819	$1,555	$1,470
Income tax	$(356)	$(326)	$(621)	$(585)
Net stock compensation expense after tax	$534	$493	$934	$885

We received approximately $1,023,000 and $1,330,000 in cash from the exercise of stock options during the three months and six months ended June 30, 2008, respectively, compared to $1,016,000 and $1,686,000 for the same periods in 2007.

As of June 30, 2008, there was $20.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of three years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended June 30,
	2008	2007
Dividend yield (1)	.90%	.62%
Expected volatility (2)	33.83%	32.73%
Risk-free interest rate (3)	3.43%	5.05%
Expected terms (4)	6.16 years	7.97 years
Weighted average fair value of options granted	$6.18	$8.41

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts.  The increase in the dividend yield from the 2007 to the 2008 period is due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.03 per share to $0.04 per share in the second quarter of 2008.

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

A summary of the award activity under the 2003 Plan as of June 30, 2008, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2007	4,182,780	14.06
Granted	1,380,652	15.62
Exercised	(155,854)	8.54
Forfeited	(160,748)	15.67
Outstanding as of 06/30/2008	5,246,830	14.58

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	85,523	86,299	85,901	86,236
Effect of stock options	581	972	526	990
Weighted average common share and common share equivalents outstanding – diluted	86,104	87,271	86,427	87,226

Net income	$12,692	$18,177	$24,109	$34,796
Earnings per common share and common share equivalent
Basic	$0.15	$0.21	$0.28	$0.40
Diluted	$0.15	$0.21	$0.28	$0.40

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Number of anti-dilutive shares	1,239,435	42,250	1,707,985	42,250

Note 4.                                Segment Information

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. We have also determined that our brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended June 30, 2008, our brokerage segment, including intercompany transactions, accounted for 5.7% of our consolidated revenue, 1.7% of our consolidated net income, and 1.2% of our consolidated assets. For the six months ended June 30, 2008, our brokerage segment accounted for 5.6% of our consolidated revenue and 2.7% of our consolidated net income.

Note 5.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                                Dividends

On May 27, 2008, we declared a cash dividend of $0.04 per share of our common stock.  The dividend was payable to shareholders of record on June 6, 2008, and was paid on June 27, 2008.  This is a $0.01 per share increase from the prior quarter. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                                Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2008 follow:

Goodwill:	In Thousands
Balance at December 31, 2007	$10,372
Amortization relating to deferred excess tax goodwill	(10)
Balance at June 30, 2008	$10,362

Intangible Assets:	In Thousands
Balance at December 31, 2007	$238
Amortization	(31)
Balance at June 30, 2008	$207

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2008 to 2010 and $52,000 for fiscal year 2011.

Note 8.                      Other Assets

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method.  At June 30, 2008, our ownership interest was approximately 2.2%, the carrying book balance of our investment was $3.7 million, and our outstanding commitment to TRP was approximately $1.0 million.

Note 9.                      Assets Held for Sale

Included in "Other current assets" on the Balance Sheet at June 30, 2008 and December 31, 2007 is $9.7 million and $21.2 million, respectively, of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the three months ended June 30, 2008. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.                      Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, we recorded a $394,000 net decrease in retained earnings on January 1, 2007.  During 2007, we resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of June 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of June 30, 2008.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. Interest of $3,891 was accrued to income tax expense in the quarter ended June 30, 2008. Cumulative interest and penalties accrued as of June 30, 2008, was $55,000 and $49,000, respectively.

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

In the first quarter of 2008, we purchased 1,218,500 shares of our common stock in the open market for approximately $18.1 million. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. In the second quarter of 2008, we did not purchase any shares of our common stock. As of June 30, 2008, there were 1,781,500 shares remaining for future purchases under our repurchase program.

Note 12.                      Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 to result in a change to our current practices.

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  The results of our brokerage activities were relatively immaterial for the second quarter of 2008 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of June 30, 2008, we operated 34 asset-based service centers (consisting of 29 dry van and five temperature controlled service centers) and 11 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operating and Growth Strategy

Historically, the primary source of our revenue growth has been our ability to open and develop new regional service centers and brokerage branches in selected geographic areas. Our brokerage business enables us to add customers and gain market share without adding tractor capacity. In the second quarter of 2008, we opened new asset-based service centers in Syracuse, New York (dry van), Nashville, Tennessee (dry van) and Dallas, Texas (temperature controlled). As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

Over the past few quarters, our growth slowed as a result of economic conditions. However, in the second quarter of 2008, we experienced a modest improvement in freight demand and what appears to be a shrinking of available truckload capacity when compared to recent quarters. Despite recent incremental improvement in freight demand, our regional dry van and temperature controlled markets remained highly competitive.  The short-to-medium dry van market, in particular, experienced increased competition from traditionally long-haul carriers who sought shorter loads to avoid price competition with intermodal service.  The temperature controlled market showed encouraging strength in May and June, and all of our asset-based operations seemed to shift toward market equilibrium of capacity and demand as the second quarter unfolded.

We plan to continue to position ourselves to provide truckload service solutions to our customers as the freight environment improves.  We believe we are assembling a powerful and geographically diverse network that can support a substantial increase in freight volumes and our ability to provide solutions to our customers.  Based on our growing network, a history of low cost operation and solid execution, and access to substantial capital resources, we are very optimistic about our competitive position and our ability to execute our model based on leading growth and profitability.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended June 30, 2008, our results of operations changed as follows versus the same period in 2007:

☐	Revenue, before fuel surcharge, increased 1.2%, to $154.8 million from $153.0 million;

☐	Net income decreased to $12.7 million, compared to $18.2 million; and

☐	Net income per diluted share decreased to $0.15, compared to $0.21.

Until the second quarter of 2008, we had experienced declining asset productivity in our dry van and temperature controlled operations for several consecutive quarters.  Both miles per tractor and average revenue (excluding fuel surcharges) per total mile had suffered, reflecting a combination of weak freight tonnage, a capacity run-up from large tractor orders by many of our competitors in 2006-2007, and our fleet growth.  In the second quarter our average revenue per tractor (excluding fuel surcharges) improved 2.5%, compared to the second quarter of 2007.  Average revenue per total mile (excluding fuel surcharges) improved approximately 2.7%, aided by higher freight rates and a 160 basis point improvement in non-paid empty miles percentage.  Average length of haul decreased slightly by 2.6%, compared with the second quarter of 2007.  During the second quarter of 2008, we added 94 tractors to our fleet.  On an average basis, however, we operated 61 fewer tractors than in the second quarter of 2007.

Our average revenue per tractor, before fuel surcharge, increased 2.5%, to $39,527 in the second quarter of 2008, compared to $38,547 in the same quarter a year ago. The increase is primarily due to an improvement in our revenue per total mile, with miles per tractor being slightly down. Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.6% for the quarter ended June 30, 2008, as compared to 80.8% for the same period a year ago. More than half of the increase in our operating costs during the second quarter was attributable to an increase in net fuel expense and a decrease in gain on sale of equipment.  The remaining increase related to a variety of other expenses that increased somewhat in the quarter.  We do not expect that experience to indicate a trend and feel well-positioned on the cost side going forward, excluding the impact of any further spikes in the cost of fuel.

During the quarter, average number of tractors operated decreased to 3,733, from 3,794 for the same period a year ago. Tractor count at June 30, 2008 decreased to 3,768, from 3,836 a year ago. For the quarter, we spent $8.9 million in net capital expenditures.  At June 30, 2008, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $36.1 million, and our shareholders' equity was $490.9 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended June 30,		(C) (Fuel surcharge included in revenue) Six-Month Period Ended June 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Six-Month Period Ended June 30,

	2008	2007	2008	2007	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	26.1	28.6	34.7	33.7	27.2	28.9	35.1	33.7
Fuel	35.3	25.8	13.9	12.6	33.0	24.8	13.5	12.5
Operations and maintenance	5.2	5.6	6.9	6.6	5.2	5.6	6.7	6.5
Insurance and claims	3.7	3.4	5.0	4.0	3.9	4.1	5.0	4.7
Operating taxes and licenses	1.9	2.1	2.5	2.4	2.0	2.1	2.5	2.4
Communications	0.7	0.6	1.0	0.8	0.8	0.7	1.0	0.9
Depreciation and amortization	8.3	9.0	11.0	10.6	8.9	9.3	11.5	10.8
Lease expense – revenue equipment	0.0	0.1	0.0	0.1	0.0	0.1	0.0	0.1
Purchased transportation	7.1	7.4	9.4	8.7	7.2	6.9	9.3	8.1
Miscellaneous operating expenses	1.6	1.2	2.2	1.3	1.5	1.2	2.1	1.3
Total operating expenses	89.9	83.8	86.6	80.8	89.7	83.7	86.7	81.0
Income from operations	10.1	16.2	13.4	19.2	10.3	16.3	13.3	19.0
Net interest income	0.1	0.2	0.1	0.2	0.1	0.2	0.1	0.2
Other income	0.1	0.3	0.2	0.3	0.1	0.1	0.1	0.2
Income before income taxes	10.3	16.7	13.7	19.7	10.5	16.6	13.5	19.4
Income taxes	4.1	6.6	5.5	7.8	4.2	6.6	5.4	7.7
Net income	6.2%	10.1%	8.2%	11.9%	6.3%	10.0%	8.1%	11.7%

* There are minor rounding differences in the table.

A discussion of our results of operations for the six and three months ended June 30, 2008 and June 30, 2007 is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2008 to Six Months and Three Months Ended June 30, 2007.

Total revenue for the six months ended June 30, 2008 increased 10.3% to $382.5 million from $346.7 million for the same period in 2007. Total revenue included $86.4 million of fuel surcharge revenue in the 2008 period compared to $48.9 million in the 2007 period.  Total revenue for the quarter ended June 30, 2008 increased 14.4% to $206.1 million, from $180.2 million for the same period in 2007. Total revenue for the quarter included $51.3 million of fuel surcharge revenue in the 2008 period, compared to $27.2 million in the 2007 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 0.6% to $296.1 million for the six months ended June 30, 2008 from $297.8 million for the same period in 2007. Revenue, before fuel surcharge, increased 1.2% to $154.8 million for the quarter ended June 30, 2008, from $153.0 million for the same period in 2007. Demand for truckload freight started especially weak at the beginning of the year but strengthened somewhat as we closed the second quarter. Average revenue per tractor increased 2.5% in the second quarter of 2008, as compared to the same period a year ago. This increase was driven by an improvement in our revenue per total mile, with miles per tractor being slightly down. We continued our year over year improvement of our non-paid empty mile percentage, from 12.8% a year ago to 11.2% for the second quarter of this year.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.1% for the six months ended June 30, 2008, compared to 33.7% for the same period in 2007. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 34.7% for the quarter ended June 30, 2008, from 33.7% for the same period in 2007. The year-to-date increase is primarily due to a higher percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At June 30, 2008, 95.2% of our fleet was operated by company drivers, compared to 93.6% at June 30, 2007. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 13.5% for the six months ended June 30, 2008, from 12.5% for the same period in 2007. For the quarter ended June 30, 2008, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 13.9% from 12.6% for the same period in 2007. This increase is attributable to record high fuel prices during the second quarter of 2008. The U.S. Department of Energy national average diesel fuel price for the quarter was $4.34 per gallon, an increase of $1.58 per gallon as compared to the second quarter average of 2007.  We intend to continue to focus on being more fuel efficient through decreasing idle time, improving fuel purchasing, and controlling out-of-route miles. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $86.4 million for the six months ended June 30, 2008, compared to $48.9 million for the same period in 2007. For the quarter ended June 30, 2008, fuel surcharge revenue was $51.3 million compared to $27.2 million for the same quarter in 2007.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 6.7% for the six months ended June 30, 2008, compared to 6.5% for the same period in 2007. For the quarter ended June 30, 2008, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 6.9% compared to 6.6% for the same quarter in 2007.  The increase is mainly due to an increase in equipment repair costs that is attributable to the fact that a higher percentage of our fleet was operated by company drivers, as opposed to independent contractors, during the 2008 period. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 5.0% for the six months ended June 30, 2008, compared to 4.7% for the same period in 2007. For the quarter ended June 30, 2008, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 5.0% compared to 4.0% for the same quarter in 2007. The increase is due to higher claims expense associated with certain claims incurred in the second quarter of 2008.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased slightly to 2.5% for the six-month and three-month periods ended June 30, 2008, compared to 2.4% for the same periods in 2007.

Communications expense as a percentage of revenue, before fuel surcharge, increased slightly to 1.0% for the six-month and three-month periods ended June 30, 2008, compared to 0.9% for the six-month period ended June 30, 2007, and 0.8% for the three-month period ended June 30, 2007.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 11.5% for the six-month period ended June 30, 2008, compared to 10.8% for the same period in 2007.  For the quarter ended June 30, 2008, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 11.0% compared to 10.6% for the same quarter in 2007.  The increase is due to a higher percentage of our fleet being operated by company drivers, as opposed to independent contractors, and a reduction in our leased revenue equipment in favor of owned revenue equipment.

Lease expense for revenue equipment was near zero for the six-month and three-month periods ended June 30, 2008, compared to 0.1% for the same periods in 2007.  As of June 30, 2008, we did not have any equipment under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.3% for the six months ended June 30, 2008, from 8.1% for the same period in 2007. For the quarter ended June 30, 2008, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.4% compared to 8.7% for the same quarter in 2007.  The increase in this category is mainly due to payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 2.9% for the quarter ended June 30, 2008, compared to 4.8% for the same period in 2007. This decrease is attributable to a change in the ratio of our company fleet to owner operated fleet. As of June 30, 2008, 4.8% of our fleet was comprised of independent contractors, compared to 6.4% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.1% for the six-month period ended June 30, 2008, compared to 1.3% for the same period in 2007.  For the quarter ended June 30, 2008, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.2% compared to 1.3% for the same quarter in 2007. Gains from sale of used equipment are included in miscellaneous operating expenses.  A softening market for used tractors and trailers lowered our gains from sale of used equipment by more than 60%, to $470,000 in the second quarter of 2008, compared to $1.3 million for the same period a year ago. Excluding gains from sale of used equipment, miscellaneous operating expenses increased to 2.4 % and 2.5% for the six-month and three-month period ended June 30, 2008, respectively, compared to 2.2% for both periods in 2007. The increase is mostly due to a higher bad debt expense associated with uncollectible receivables.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 86.7% for the six months ended June 30, 2008, from 81.0% for the same period in 2007.  For the quarter ended June 30, 2007, our operating ratio increased to 86.6% from 80.8% for the same quarter in 2007.

Net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.2% for the six months ended June 30, 2008, from 0.4% for the same period in 2007. For the quarter ended June 30, 2008, net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.3%, from 0.5% for the same period in 2007. Other income in the current year included an earn-out distribution of $225,000 for the sale of our investment in Concentrek, which was sold in 2005.  We had no outstanding debt at June 30, 2008 or 2007.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have remained relatively constant and ranged between 39% to 40% for the 2008 and 2007 periods.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.1% for the six months ended June 30, 2008, compared to 11.7% for the same period in 2007. For the quarter ended June 30, 2008, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.2% compared to 11.9% for the same period in 2007.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $53.1 million for the six months ended June 30, 2008, compared to $58.7 million for the same period in 2007. The decrease is mainly due to lower net income and an increase in trade receivables in the 2008 period compared to the same period of 2007. The trade receivable increase is mostly due to a recent increase in fuel surcharge billing.

Net cash used in investing activities was $29.9 million for the six months ended June 30, 2008, compared to $24.7 million for the 2007 period. The increase is mainly due to an increase in capital expenditures for revenue equipment in the 2008 period. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, increased $5.2 million, to $30.5 million for the six months ended June 30, 2008, compared to $25.3 million for the 2007 period. We currently anticipate total capital expenditures, net of equipment sales, of approximately $75.0 to $85.0 million for the year. This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $22.5 million for the six months ended June 30, 2008, compared to $1.8 million for the same period in 2007.  The increase in cash used in financing activities is primarily due to $18.1 million used to repurchase 1,218,500 shares of our common stock in the first quarter of 2008. Cash dividends paid in the current year also increased approximately $1.7 million, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.03 per share to $0.04 per share in the second quarter of 2008.

At June 30, 2008, we did not have any outstanding debt. We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At June 30, 2008, the line of credit consisted solely of issued but unused letters of credit totaling $36.9 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at June 30, 2008.

As of June 30, 2008, we held $36.1 million in cash and cash equivalents and short term investments. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  As of June 30, 2008, we had zero tractors held under operating leases, compared to 26 tractors held under operating leases at June 30, 2007.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment."

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2008, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2007 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at June 30, 2008, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of June 30, 2008, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2007, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the second quarter of 2008. See Note 11 for additional information with respect to our share repurchase program.

Item 3.                     Defaults Upon Senior Securities

Not Applicable

Item 4.                     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 22, 2008. At the Annual Meeting, the shareholders elected Donald A. Bliss and Richard J. Lehmann to serve as Class I directors for a term of three years. Kevin P. Knight, Randy Knight, Michael Garnreiter, Gary J. Knight, G.D. Madden, and Kathryn L. Munro continued as directors of the Company after the Annual Meeting.

Shareholders representing 68,180,049 shares, or approximately 80% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting. A tabulation of the vote with respect to each director nominee follows:

	Votes For	Votes Against or Withheld/Abstentions

Donald A. Bliss	63,164,735	604,893
Richard J. Lehmann	63,259,665	509,962

At the Annual Meeting, the shareholders also approved the Second Amendment to the Company's Amended and Restated 2003 Stock Option Plan to increase the number of shares of Common Stock reserved for the issuance of stock grants, including stock options, to employees and directors.  A tabulation of the vote with respect to this proposal follows:

Votes For:	45,015,995
Votes Against or Withheld:	9,062,725
Abstentions:	386,537
Broker Non-Votes:	9,304,370

At the Annual Meeting, the shareholders also voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. A tabulation of the vote with respect to this proposal follows:

Votes For:	63,723,812
Votes Against or Withheld:	10,021
Abstentions:	35,793

Item 5.                                Other Information

Not Applicable

Item 6.                                Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	(3.2)	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: August 11, 2008	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 11, 2008	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant