Form 10-Q
period 2008-09-30
KNIGHT TRANSPORTATION INC
filed 2008-11-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes   ☒  No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 31, 2008 was 84,043,656 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of September 30, 2008 and December 31, 2007 (In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$39,434	$23,688
Short term investment	28,026	7,620
Accounts receivable, net	91,386	88,535
Notes receivable, net	164	19
Prepaid expenses	8,283	8,776
Other current assets	11,340	24,994
Income tax receivable	-	3,558
Deferred tax asset	11,824	10,157
Total current assets	190,457	167,347

Property and Equipment:
Land and improvements	28,513	26,878
Buildings and improvements	55,116	46,685
Furniture and fixtures	7,311	6,910
Shop and service equipment	4,951	3,935
Revenue equipment	551,056	521,085
Leasehold improvements	1,164	776
	648,111	606,269
Less: Accumulated depreciation and amortization	(180,694)	(146,721)
Property and equipment, net	467,417	459,548
Notes receivable – long-term	410	887
Goodwill	10,358	10,372
Intangible assets, net	191	238
Other assets & restricted cash	5,018	4,972
Total assets	$673,851	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of September 30, 2008 and December 31, 2007 (In thousands, except par values)

	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,746	$17,744
Accrued payroll and purchased transportation	9,359	7,992
Accrued liabilities	8,899	8,048
Claims accrual – current portion	16,918	28,662
Total current liabilities	51,922	62,446

Long-term Liabilities:
Claims accrual – long-term portion	14,667	-
Deferred tax liabilities	105,088	93,368
Total long-term liabilities	119,755	93,368

Total liabilities	171,677	155,814

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 85,538 and 86,697 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	855	867
Additional paid-in capital	107,922	102,450
Retained earnings	393,397	384,233
Total shareholders' equity	502,174	487,550
Total liabilities and shareholders' equity	$673,851	$643,364

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Revenue, before fuel surcharge	$155,851	$151,661	$451,987	$449,498
Fuel surcharge	53,806	28,664	140,188	77,547
Total revenue	209,657	180,325	592,175	527,045
OPERATING EXPENSES:
Salaries, wages and benefits	54,554	51,642	158,461	151,973
Fuel	70,844	48,601	197,130	134,756
Operations and maintenance	11,495	10,390	31,443	29,722
Insurance and claims	6,170	7,785	20,948	21,912
Operating taxes and licenses	3,799	3,748	11,303	11,022
Communications	1,481	1,416	4,368	3,986
Depreciation and amortization	17,663	16,596	51,734	48,814
Lease expense – revenue equipment	-	85	90	296
Purchased transportation	13,297	13,948	40,788	37,985
Miscellaneous operating expenses	4,115	2,591	10,221	6,484
Total operating expenses	183,418	156,802	526,486	446,950

Income from operations	26,239	23,523	65,689	80,095

Interest income	332	436	776	959
Other income/(expense)	(19)	-	206	668
Income before income taxes	26,552	23,959	66,671	81,722

Income taxes	(10,539)	(9,450)	(26,549)	(32,416)

Net income	$16,013	$14,509	$40,122	$49,306

Earnings per common share and common share equivalent:
Basic	$0.19	$0.17	$0.47	$0.57
Diluted	$0.19	$0.17	$0.46	$0.57

Weighted average number of common shares and common share equivalents outstanding:
Basic	85,633	86,479	85,759	86,318
Diluted	86,268	87,300	86,332	87,249

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$40,122	$49,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,734	48,814
Gain on sales of equipment	(1,512)	(3,947)
Building impairment due to fire	-	166
Earn-out on sold investment	(225)	(188)
Non-cash compensation expense for stock issuance to board of directors	135	174
Provision for allowance for doubtful accounts	1,002	66
Excess tax benefits related to stock-based compensation	(502)	(1,293)
Stock option expense	2,480	2,147
Deferred income taxes	10,053	4,196
Changes in assets and liabilities:
Increase in short-term investments	(20,406)	(5,884)
Increase in trade receivables	(3,868)	(3,178)
Increase in other current assets	(184)	(363)
Decrease in prepaid expenses	493	1,118
Decrease (increase) in income tax receivable	3,558	(4,075)
Increase in other assets and restricted cash	(67)	(531)
Increase in accounts payable	4,111	4,154
Increase (decrease) in accrued liabilities, claims accrual and other	5,714	(4,489)

Net cash provided by operating activities	92,638	86,193

Cash Flow From Investing Activities:

Purchase of property and equipment	(79,418)	(89,641)
Proceeds from sales of equipment	30,102	33,002
Decrease in notes receivable	348	156
Acquisition-related contingent payment	-	(156)
Decrease in restricted cash	25	-
Proceeds from investment earn-out	225	188
Return of investment in Transportation Resource Partners	10	216

Net cash used in investing activities	(48,708)	(56,235)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flow From Financing Activities:
Dividends paid	$(9,429)	$(6,911)
Payments to acquire treasury stock	(21,543)	-
Excess tax benefits related to stock-based compensation	502	1,293
Proceeds from exercise of stock options	2,286	3,104

Net cash used in financing activities	(28,184)	(2,514)

Net increase in cash and cash equivalents	15,746	27,444
Cash and cash equivalents, beginning of period	23,688	1,582

Cash and cash equivalents, end of period	$39,434	$29,026

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$5,315	$89
FIN 48 adoption tax liability	-	394
Retirement of treasury stock	21,543	-
Transfer from property and equipment to assets held for sale	9,167	10,064

Cash Flow Information:
Income taxes paid	$12,077	$35,555

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

Note 2.                                Stock-Based Compensation

At September 30, 2008, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  Total SFAS 123R compensation cost for the three months and nine months ended September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Gross stock compensation expense, net of forfeitures	$926	$676	$2,480	$2,147
Income tax	$(368)	$(267)	$(988)	$(852)
Net stock compensation expense after tax	$558	$409	$1,492	$1,295

We received approximately $1.0 million and $2.3 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2008, respectively, compared to $1.4 million and $3.1 million for the same periods in 2007.

As of September 30, 2008, there was approximately $17.0 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.83 years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended September 30,
	2008	2007
Dividend yield (1)	.85%	.70%
Expected volatility (2)	34.36%	32.24%
Risk-free interest rate (3)	3.60%	4.33%
Expected terms (4)	5.99 years	7.17 years
Weighted average fair value of options granted	$6.88	$7.41

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent stock option issuance period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent stock option issuance period.

A summary of the award activity under the 2003 Plan as of September 30, 2008, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2007	4,182,780	14.06
Granted	1,390,902	15.64
Exercised	(256,930)	8.90
Forfeited	(259,509)	15.54
Outstanding as of 09/30/2008	5,057,243	14.68

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	85,633	86,479	85,759	86,318
Effect of stock options	635	821	573	931
Weighted average common share and common share equivalents outstanding – diluted	86,268	87,300	86,332	87,249

Net income	$16,013	$14,509	$40,122	$49,306
Earnings per common share and common share equivalent
Basic	$0.19	$0.17	$0.47	$0.57
Diluted	$0.19	$0.17	$0.46	$0.57

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of anti-dilutive shares	422,600	738,350	1,215,210	512,000

Note 4.                                Segment Information

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. We have also determined that our brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended September 30, 2008, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.5% of our consolidated revenue, 1.2% of our consolidated net income, and 0.9% of our consolidated assets. For the nine months ended September 30, 2008, our brokerage segment accounted for 5.5% of our consolidated revenue and 2.1% of our consolidated net income.

Brokerage revenue including fuel surcharge for the three-month and nine-month periods ended September 30, 2008 was $11.5 million and $32.8 million, respectively, compared to $8.0 million and $20.2 for the same periods a year ago. Brokerage assets at September 30, 2008 was $6.1 million, compared to $5.5 million a year ago.

Note 5.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                                Dividends

On August 22, 2008, we declared a cash dividend of $0.04 per share of our common stock.  The dividend was payable to shareholders of record on September 5, 2008, and was paid on September 26, 2008.  This is a $0.01 increase per share from the prior year’s third quarter. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                      Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2008 follow:

Goodwill:	In Thousands
Balance at December 31, 2007	$10,372
Amortization relating to deferred excess tax goodwill	(14)
Balance at September 30, 2008	$10,358

Intangible Assets:	In Thousands
Balance at December 31, 2007	$238
Amortization	(47)
Balance at September 30, 2008	$191

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2008 to 2010 and $52,000 for fiscal year 2011.

Note 8.                      Cost Method Investments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At September 30, 2008, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.2%. Our outstanding commitment to TRP was approximately $1.0 million as of September 30, 2008.

Effective October 1, 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. As of the date of this filing we have not made any contributions to TRP III.

Note 9.                      Assets Held for Sale

Included in "Other current assets" on the Balance Sheet at September 30, 2008 and December 31, 2007 is $7.4 million and $21.2 million, respectively, of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the three months ended September 30, 2008. We expect to sell these assets and replace them with new assets within twelve months.

Note 10.                      Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, we recorded a $394,000 net decrease in retained earnings on January 1, 2007.  During 2007, we resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of September 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of September 30, 2008.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. Interest of $3,891 was accrued to income tax expense for the three-month periods ended September 30, 2008 and 2007 and interest of $11,674 was accrued to income tax expense for the nine-month periods ended September 30, 2008 and 2007. Cumulative interest and penalties accrued as of September 30, 2008, was $58,000 and $49,000, respectively.

We are subject to U.S. Federal and state income tax examinations with various statues of limitations. The 2005 through 2007 tax years generally remain subject to examination by federal authority, and the 2004 through 2007 tax years generally remain subject to examination by state tax authorities. We do not believe the unrecognized tax benefits will change significantly within the next 12 months.

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

In the third quarter of 2008, we purchased 205,000 shares of our common stock in the open market for approximately $3.5 million. For the nine months ended September 30, 2008 we had purchased 1,423,500 shares of our common stock for approximately $21.5 million. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of September 30, 2008, there were 1,576,500 shares remaining for future purchases under our repurchase program.

Subsequent to September 30, 2008, we purchased 1,576,500 shares of our common stock for approximately $24.0 million. With these subsequent purchases, we have acquired the maximum 3.0 million shares approved under our current stock repurchase plan.

Note 12.                      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1"). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS 157 were effective for the Company on January 1, 2008.  On October 10, 2008, the Financial Accounting Standards Board (FASB or the Board) voted to issue FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).  The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements (SFAS 157) in a market that is not active.  The adoption of this guidance has not had a material impact on the Company’s condensed consolidated unaudited financial statements.

Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined in SFAS 157. The three levels are as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008.
	Balance at September 30, 2008	Level 1	Level 2	Level 3
Assets:
Short Term Investments (see Note 13)	$28,025,647	$-	$28,025,647	$-

Note 13.                      Cash & Cash Equivalents and Short-Term Investments

Our cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk and effective maturities of three months or less.

Our short-term investments are comprised of trading marketable debt securities and variable rate demand notes with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities consist of municipal securities and are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. Our short term investments did not experience any significant unrealized gain or loss for the period.

Item 2.                       Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2007, as supplemented in Part II below.

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

Introduction

Business Overview

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van and temperature controlled operations on regional short-to-medium lengths of haul.  The results of our brokerage activities were relatively insignificant for the third quarter of 2008 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of September 30, 2008, we operated 35 asset-based service centers (consisting of 29 dry van and six temperature controlled service centers) and 12 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

On October 8, 2008, we were named to Forbes Magazine’s list of the "200 Best Small Companies in America" for the fourteenth consecutive year.  We are the only company currently on the list that has been recognized every year during this fourteen year period.

Operating and Growth Strategy

Historically, the primary source of our revenue growth has been our ability to open and develop new regional service centers and brokerage branches in selected geographic areas. Our brokerage business enables us to add customers and gain market share without adding tractor capacity. In the third quarter of 2008, we opened a new temperature controlled service center in Columbus, Ohio and a brokerage branch in Houston, Texas. As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

During 2008, numerous industry competitors have closed down, and many that remained in business have downsized their fleets in response to economic weakness, rising costs, and tight credit conditions. The brief increase in freight demand during May and June gave way to a downward trend in demand during the third quarter that has continued into the fourth quarter.  Most indicators of economic activity have fallen in recent weeks, indicating that weakness in freight demand may persist in the next few months.

We have not been immune to the economic environment.  We have generally constrained the size of our asset-based truckload fleet, used growth in our brokerage operations to expand business with customers, and concentrated on cost controls for much of 2008.  Our primary short-to-medium haul market has experienced increased competition from traditionally long-haul carriers who sought shorter loads to avoid price competition from intermodal service.

Looking ahead, despite economic weakness, several factors have the potential to favorably affect the relationship between supply and demand in future periods.  First, new truck and trailer orders have been depressed, which may indicate a lack of additional capacity buildup. Second, the rate of trucking bankruptcies has been high and is expected continue, which may reduce capacity from current levels.  Third, inventory-to-sales ratios remain low, which may mean small increases in demand could have a quick impact on truckload demand. Fourth, if fuel prices continue to fall, truck service may become more competitive in longer haul markets.

We plan to continue to position ourselves to provide truckload service solutions to our customers in light of the current economic conditions.  We believe we are assembling a powerful and geographically diverse network that can support a substantial increase in freight volumes and our ability to provide solutions to our customers.  Based on our growing network, a history of low cost operation and solid execution, and access to substantial capital resources, we are very optimistic about our competitive position and our ability to execute our model based on leading growth and profitability.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended September 30, 2008, our results of operations changed as follows versus the same period in 2007:

☐	Revenue, before fuel surcharge, increased 2.8%, to $155.9 million from $151.7 million;

☐	Net income increased 10.4% to $16.0 million, compared to $14.5 million; and

☐	Net income per diluted share increased to $0.19, compared to $0.17.

Over the last few quarters we have experienced a very difficult operating environment. We have made noticeable progress as we work to improve asset productivity in our dry van and temperature controlled operations. In the third quarter our average revenue per tractor (excluding fuel surcharges) improved 3.1%, to $38,990, compared to $37,835 in the same quarter a year ago.  The increase is primarily due to higher freight rates, which increased our average revenue per total mile (excluding fuel surcharges) approximately 3.9%. For the third quarter, a lower average length of haul and a 100 basis point reduction in our non-paid empty miles percentage also contributed to our improvement in revenue. Average length of haul decreased  by 4.2%, to 521 miles in the third quarter of 2008, compared to 544 miles in the same quarter a year ago.  During the third quarter of 2008 we added 32 tractors to our fleet, although our tractor count at the end of the third quarter was still 63 fewer tractors compared to the end of the same period a year ago.

Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 83.2% for the quarter ended September 30, 2008, as compared to 84.5% for the same period a year ago. We made significant improvements in the third quarter as we worked to reduce our operating cost per mile. Our areas of focus included, and will continue to include, managing more trucks with the same resources, leveraging our Smith System training to improve insurance and claims cost, reducing our overall fuel cost per mile, reducing our empty and out-of-route miles, and proactively managing our drivers to reduce our maintenance cost, fuel cost, and insurance and claims cost.

Average number of tractors operated was essentially constant, at 3,809 tractors in the third quarter of 2008, compared to 3,813 for the same period a year ago. Tractor count at September 30, 2008 decreased to 3,800, from 3,863 a year ago. For the quarter, we spent $18.8 million in net capital expenditures.  At September 30, 2008, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $67.5 million, and our shareholders' equity was $502.2 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended September 30,		(C) (Fuel surcharge included in revenue) Nine-Month Period Ended September 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine-Month Period Ended September 30,

	2008	2007	2008	2007	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	26.0	28.6	35.0	34.1	26.8	28.8	35.1	33.8
Fuel	33.8	27.0	10.9	13.1	33.3	25.6	12.6	12.7
Operations and maintenance	5.5	5.8	7.4	6.9	5.3	5.6	7.0	6.6
Insurance and claims	2.9	4.3	4.0	5.1	3.5	4.2	4.6	4.9
Operating taxes and licenses	1.8	2.1	2.4	2.5	1.9	2.1	2.5	2.5
Communications	0.7	0.8	1.0	0.9	0.7	0.8	1.0	0.9
Depreciation and amortization	8.4	9.2	11.3	10.9	8.7	9.3	11.4	10.9
Lease expense – revenue equipment	-	0.1	-	0.1	-	0.1	-	0.1
Purchased transportation	6.3	7.7	8.5	9.2	6.9	7.2	9.0	8.5
Miscellaneous operating expenses	2.1	1.4	2.7	1.7	1.8	1.1	2.3	1.3
Total operating expenses	87.5	87.0	83.2	84.5	88.9	84.8	85.5	82.2
Income from operations	12.5	13.0	16.8	15.5	11.1	15.2	14.5	17.8
Net interest income	0.1	0.2	0.2	0.3	0.2	0.2	0.3	0.3
Other income	-	-	-	-	-	0.1	-	0.1
Income before income taxes	12.6	13.2	17.0	15.8	11.3	15.5	14.8	18.2
Income taxes	5.0	5.2	6.7	6.2	4.5	6.1	5.9	7.2
Net income	7.6%	8.0%	10.3%	9.6%	6.8%	9.4%	8.9%	11.0%

* There are minor rounding differences in the table.

A discussion of our results of operations for the nine and three months ended September 30, 2008 and September 30, 2007 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2008 to Nine Months and Three Months Ended September 30, 2007.

Total revenue for the nine months ended September 30, 2008 increased 12.4% to $592.2 million from $527.0 million for the same period in 2007. Total revenue included $140.2 million of fuel surcharge revenue in the 2008 period compared to $77.5 million in the 2007 period.  Total revenue for the quarter ended September 30, 2008 increased 16.3% to $209.7 million, from $180.3 million for the same period in 2007. Total revenue for the quarter included $53.8 million of fuel surcharge revenue in the 2008 period, compared to $28.7 million in the 2007 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 0.6% to $452.0 million for the nine months ended September 30, 2008 from $449.5 million for the same period in 2007. Revenue, before fuel surcharge, increased 2.8% to $155.9 million for the quarter ended September 30, 2008, from $151.7 million for the same period in 2007. Demand for truckload freight started especially weak at the beginning of the year but strengthened somewhat in the second and third quarters. Our load count between our asset-based and non-asset-based operations increased 5.3% in the third quarter of 2008 compared to the same quarter a year ago. Average revenue (excluding fuel surcharge) per tractor increased 3.1% in the third quarter of 2008, as compared to the same period a year ago. This increase was driven by an improvement in our revenue per total mile, with miles per tractor being slightly down. We continued our year over year improvement of our non-revenue mile percentage, from 12.9% a year ago to 11.9% for the third quarter of this year.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.1% for the nine months ended September 30, 2008, compared to 33.8% for the same period in 2007. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.0% for the quarter ended September 30, 2008, from 34.1% for the same period in 2007. The increase is primarily due to a higher percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At September 30, 2008, 96.2% of our fleet was operated by company drivers, compared to 94.0% at September 30, 2007. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income. Our workers compensation costs have increased slightly this year, contributing to the overall increase in salaries,wages and benefits.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased slightly to 12.6% for the nine months ended September 30, 2008, from 12.7% for the same period in 2007. For the quarter ended September 30, 2008, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.9% from 13.1% for the same period in 2007.  The improvement in net fuel expense, as a percentage of revenue before fuel surcharge, resulted primarily from a combination of reducing non-revenue miles, reducing idle time, improving fuel purchasing, and controlling out-of-route miles. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $140.2 million for the nine months ended September 30, 2008, compared to $77.5 million for the same period in 2007. For the quarter ended September 30, 2008, fuel surcharge revenue was $53.8 million compared to $28.7 million for the same quarter in 2007. The decline in diesel fuel prices in the third quarter improved our ability to more adequately recover a portion of our fuel expense through our fuel surcharge program.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 7.0% for the nine months ended September 30, 2008, compared to 6.6% for the same period in 2007. For the quarter ended September 30, 2008, operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 7.4% compared to 6.9% for the same quarter in 2007.  The increase is attributable to the fact that a higher percentage of our fleet was operated by company drivers, as opposed to independent contractors, during the 2008 period. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.6% for the nine months ended September 30, 2008, compared to 4.9% for the same period in 2007. For the quarter ended September 30, 2008, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.0% compared to 5.1% for the same quarter in 2007.  The improvement in insurance and claims expense was achieved through a reduction in the frequency and severity of accidents.  Over the past 18 months we have implemented the Smith Systems training in most of our service centers.  Smith Systems is the leader in professional driver training with hands-on, behind-the-wheel, instructional training.  We expect to have Smith Systems implemented in every service center by the end of the first quarter of 2009.  We believe such training and other management efforts were contributing factors to the reduction in our insurance and claims expense. Due to our large self-insured retention for claims, however, our insurance and claims expense can experience significant fluctuations from period to period.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for the nine-month periods ended September 30, 2008 and 2007. Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.4% for the three months ended September 30, 2008, compared to 2.5% for the same period a year ago.

Communications expense as a percentage of revenue, before fuel surcharge, increased slightly to 1.0% for the nine-month and three-month periods ended September 30, 2008, compared to 0.9% for the same periods a year ago.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 11.4% for the nine-month period ended September 30, 2008, compared to 10.9% for the same period in 2007.  For the quarter ended September 30, 2008, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 11.3% compared to 10.9% for the same quarter in 2007.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.0% for the nine months ended September 30, 2008, from 8.5% for the same period in 2007. For the quarter ended September 30, 2008, purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 8.5% compared to 9.2% for the same quarter in 2007.  The year-to-date increase in this category is mainly due to payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 2.2% for the quarter ended September 30, 2008, compared to 4.9% for the same period in 2007. This decrease is attributable to a change in the ratio of our company fleet to owner operated fleet. As of September 30, 2008, 3.8% of our fleet was comprised of independent contractors, compared to 6.0% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.3% for the nine-month period ended September 30, 2008, compared to 1.3% for the same period in 2007.  For the quarter ended September 30, 2008, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.7% compared to 1.7% for the same quarter in 2007. Gains from sale of used equipment are included in miscellaneous operating expenses.  A softening market for used tractors and trailers lowered our gains from sale of used equipment by more than 65%, to $367,000 in the third quarter of 2008, compared to $1.1 million for the same period a year ago. Excluding gains from sale of used equipment, miscellaneous operating expenses increased to 2.6% and 2.9% for the nine-month and three-month period ended September 30, 2008, respectively, compared to 2.3% and 2.4% for the same periods in 2007.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.5% for the nine months ended September 30, 2008, compared to 82.2% for the same period in 2007.  For the quarter ended September 30, 2008, our operating ratio improved to 83.2% from 84.5% for the same quarter in 2007.

Net interest income and other income as a percentage of revenue, before fuel surcharge, was 0.3% and 0.2% for the nine-month and three-month periods ended September 30, 2008, respectively, compared to 0.3% for the same periods in 2007.  We had no outstanding debt at September 30, 2008 or 2007.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have remained relatively constant and ranged between 39% to 40% for the 2008 and 2007 periods.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.9% for the nine months ended September 30, 2008, compared to 11.0% for the same period in 2007. For the quarter ended September 30, 2008, our net income, as a percentage of revenue before fuel surcharge, increased to 10.3% compared to 9.6% for the same period in 2007.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $92.6 million for the nine months ended September 30, 2008, compared to $86.2 million for the same period in 2007. Year-to-date we have generated significant cash flow from operations. For the nine months ended September 30, 2008, we increased our cash and short-term investment balance by $36.2 million after using more than $21.5 million for stock re-purchases.

Net cash used in investing activities was $48.7 million for the nine months ended September 30, 2008, compared to $56.2 million for the 2007 period. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in the 2008 period. Net capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, less equipment sales, decreased $7.3 million, to $49.3 million for the nine months ended September 30, 2008, compared to $56.6 million for the 2007 period. We currently anticipate total capital expenditures, net of equipment sales, of approximately $70.0 to $80.0 million for the year. This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $28.2 million for the nine months ended September 30, 2008, compared to $2.5 million for the same period in 2007.  The increase in cash used in financing activities is primarily due to $21.5 million used to repurchase 1,423,500 shares of our common stock during the first three quarters of 2008. Cash dividends paid in the current year also increased approximately $2.5 million, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.03 per share to $0.04 per share for the second and third quarters of 2008.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At September 30, 2008, the line of credit consisted solely of issued but unused letters of credit totaling $37.7 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2008.

As of September 30, 2008, our balance sheet continued to be debt-free while our cash and short-term investment balance grew to $67.5 million. During encouraging freight markets, we have historically self-funded our growth by purchasing equipment with the cash generated from our operations.  Even during this less-encouraging freight market, we continue to generate a significant amount of cash which allows us to repurchase shares, return capital to shareholders as a dividend, and be in a position to fund possible strategic acquisitions.

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

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  As of September 30, 2008, we had zero tractors held under operating leases, compared to 13 tractors held under operating leases at September 30, 2007.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment".

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2008, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2007 Annual Report on Form 10-K.

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

We currently do not use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are mostly confined to the United States, we are not subject to a material amount of foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at September 30, 2008, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of September 30, 2008, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain credit factors affecting the global economy that are largely out of our control and that could have a material adverse effect on our operating results.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy.  If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets continue to erode, our ability to do so may be constrained. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/1/08 - 7/31/08	-	-	-	1,781,500
8/1/08 - 8/31/08	-	-	-	1,781,500
9/1/08 - 9/30/08	205,000	$16.87	205,000	1,576,500
Total	205,000	$16.87	205,000	1,576,500

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

KNIGHT TRANSPORTATION, INC.

Date: November 10, 2008	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 10, 2008	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant