Form 10-K
period 2008-12-31
KNIGHT TRANSPORTATION INC
filed 2009-02-27
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was approximately $1.567 billion (based upon $18.30 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant’s common stock as of February 10, 2009 was 83,393,378.

Materials from the registrant’s Notice and Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be held on May 21, 2009 have been incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                                Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

Our headquarters are located in Phoenix, Arizona. The transportation services we provide are primarily asset-based dry van truckload and temperature controlled truckload carrier services, along with non-asset-based brokerage services.  Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van operations on regional short-to-medium lengths of haul. Our temperature controlled centers operate in larger geographic areas with longer lengths of haul as compared to our dry van operations. As of December 31, 2008, we operated 35 asset-based service centers (consisting of 29 dry van and six temperature controlled service centers) and 12 non-asset-based brokerage branches. Our brokerage branches enable us to expand our customer service offerings by providing non-asset-based capability to manage our customers' freight when the shipments do not fit our asset-based model.  The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

We have determined that we have two operating segments. Our operating segments consist of (i) our truckload transportation (asset-based) segment and (ii) our brokerage segment (non-asset-based).  Our asset-based, truckload transportation segment includes our dry van, temperature controlled, and drayage operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. We have also determined that our brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the year ended December 31, 2008, the brokerage segment accounted for 5.3% of our consolidated revenue, 1.8% of our consolidated net income, and 1.0% of our consolidated assets. Revenue from our brokerage segment, including intercompany transactions and fuel surcharge, for the year ended December 31, 2008 was $41.0 million, compared to $29.0 million a year ago.  Net income for our brokerage segment was approximately $1.0 million for the year ended December 31, 2008, compared to $0.6 million a year ago, and our brokerage segment had assets at December 31, 2008 of $6.4 million, compared to $4.6 million a year ago.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers.  Our goal is to increase our market presence significantly, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Operations. At December 31, 2008, we operated 29 asset-based dry van service centers, six asset-based temperature controlled service centers, and 12 non-asset-based brokerage branches.  We concentrate our asset-based freight operations within an approximate 1,000 mile radius of our service centers, with an average length of haul in 2008 of approximately 518 miles. We believe that regional operations offer several advantages, including:

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

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred provider for many of our customers. For our asset-based services we allocate revenue equipment for customers in high-density lanes where we can provide them with a consistent supply of capacity as well as match our equipment to their needs. Our services include multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. Brokerage services are tailored to meet our customers’ needs. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm’s satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our service centers. The majority of our trailers are equipped with GE VeriWise (formerly known as Terion) trailer-tracking technology that allows us to more effectively manage our trailers. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

We were pleased that our refrigerated truckload business and our brokerage business (on highway and rail) continued to complement our core dry van truckload business, while standing on their own from the standpoint of profitability and returns.  These businesses, established in 2004 and 2005, respectively, contributed meaningfully to our results and reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits for us.  We continue to explore additional opportunities to enhance our services to customers, including our recent drayage activities – the transportation of containerized cargo between ocean ports or rail ramps and shipping docks.

Growth Strategy

Our growth strategy is focused on the following four key areas:

Opening service centers in new geographic regions and expanding existing service centers. Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. We believe there will be significant opportunities to further increase our business in the short-to-medium haul market by opening additional service centers and branches, both asset-based and non-asset-based, while expanding our existing service centers and branches.

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

Diversifying our service offerings. Our largest operation is in our historical base of regional, dry van truckload carriage.  In 2004, we expanded our service offering to include temperature-controlled truckload services.  In 2005, we expanded our service offering even further to include brokerage services. Our temperature-controlled truckload business and our brokerage business (on highway and rail) complement our core dry van truckload business, while standing on their own from the standpoint of profitability and returns.  These businesses contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to us.  In 2008, we began to explore the opportunity to enhance our services to customers, through drayage activities at the Southern California ports.  Our brokerage services generated $41.0 million in revenue (including intercompany transactions and fuel surcharge), with very little capital investment. We will continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our service offerings.

We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and our business lines provide us with the ability to provide many solutions to our customers.  We maintain the flexibility within our decentralized network to adapt to market conditions.  A foundation of our company since inception has been an extreme focus on cost per mile.  It is part of our culture and operating philosophy, and should continue to serve us well during challenging times.

Marketing and Customers

Our sales and marketing functions are led by members of our senior management team, who are assisted by other sales professionals. Our sales team emphasizes our high level of service, our ability to accommodate a variety of customer needs, and our financial strengths. Our marketing efforts are designed to match the shipping needs of our current and potential customers with our capacity in markets throughout the country.

We try to maintain a diversified customer base. For the year ended December 31, 2008, our top 25 customers represented approximately 40% of revenue; our top 10 customers represented approximately 25% of revenue; and our top 5 customers represented approximately 16% of revenue. No single customer represented more than 5% of revenue in 2008. Most of our truckload carriage contracts are cancelable on 30 days notice.

We seek to offer the service, value, and flexibility of a local provider, while possessing the capacity, strength, and dependability of a large company. As “Your Hometown National Carrier,” we strive to offer customers and drivers personal service and attention through each service center, while offering integrated freight transportation nationwide and beyond through the scale of one of North America’s largest trucking companies. We provide high service levels to a diversified base of full-truckload shippers across a broad range of industries and freight types. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We try to obtain a competitive advantage by providing high quality services and consistent capacity to customers.

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

Each of our service centers is linked to our corporate computer system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads. We also provide electronic data interchange ("EDI") services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2008, we employed 4,713 persons, of which 3,976 were drivers. None of our employees are subject to a union contract. It is our policy to comply with applicable equal employment opportunity laws, and we periodically review our policies and practices for equal employment opportunity compliance.

We are particularly grateful to our employees during the recent times of unprecedented volatility and uncertainty in the trucking industry, specifically, and the economy, generally.  Their attention to detail, entrepreneurial spirit and commitment to our customers enable us to effectively utilize our decentralized business model.  We believe that the depth of our employee talent within our service center network is one of our competitive advantages.   Our front-line employees bring the hometown carrier benefits to our customers and drivers, while leveraging the substantial resource of our national network.

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

During 2008, we launched a wholly-owned subsidiary, Squire Transportation, LLC.  Squire is a training company focused on developing skilled, productive, and safe drivers. Squire’s mission is to provide our drivers with the skills necessary to have a driving career with us. Our first Squire program is located in Indianapolis, Indiana.  At some point in the future we expect that industry supply and demand fundamentals will come back into balance.  As they do, we can expect to see renewed pressure to recruit and retain qualified drivers.  We believe that Squire will be very beneficial to us in this regard.

Our drivers generally are compensated on the basis of miles driven and length of haul. Drivers also are compensated for additional flexible services provided to our customers. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Our drivers and other employees who meet eligibility criteria also participate in our stock option plan. We have a broad-based stock option program with more than 900 participants at December 31, 2008.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2008, we had agreements covering 185 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to load, transport, and unload goods we haul. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services, for a charge, for our independent contractors who desire such services.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor’s revenue equipment. As of December 31, 2008, we had outstanding loans of $833,728 (net of allowance for doubtful accounts of $92,636) to independent contractors.

Revenue Equipment

As of December 31, 2008, we operated 3,514 company-owned tractors with an average age of 1.9 years. We also had under contract 185 tractors owned and operated by independent contractors. Our trailer fleet consisted of 9,155, 53-foot long, high cube trailers, including 620 temperature controlled trailers, with an average age of 4.4 years.

Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value. We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.  In addition to being able to react to market conditions because of our financial flexibility, we believe we can react more fluidly to market conditions because our dry van and temperature controlled service centers function as smaller, decentralized operations.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at several of our service centers. Our current policy is to replace most of our tractors within 36 to 42 months after purchase and to replace our trailers over a five to ten year period. Changes in the current market for used tractors, regulatory changes, and difficult market conditions faced by tractor manufacturers, may result in price increases that may effect the period of time we operate our equipment.

In 2002, the Environmental Protection Agency ("EPA") implemented regulations limiting exhaust emissions.  Regulations further limiting exhaust emissions became effective January 1, 2007, and become progressively more restrictive in 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices, and further increases may result in connection with the implementation of the 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. In addition to increases in equipment costs, new engines generally have resulted in lower fuel mileage compared with older models and compliance with the new standards could result in further declines in fuel economy. If we are unable to offset resulting increases in fuel expenses with higher rates or surcharge revenue, our results of operations would be adversely affected.

Safety and Risk Management

We are committed to ensuring the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through media and safety review sessions. We also regularly conduct safety training meetings for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel at every operating location who are responsible for administering our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Vice President of Safety and Risk Management is involved in the review of all accidents.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers’ licenses and also requires that we maintain a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.  We also monitor our driver’s compliance with the Department of Homeland Security’s "Security Threat Assessment" regulation when applying for or renewing a hazardous material endorsement.

Our Chief Executive Officer, Chief Financial Officer, and Vice President of Safety and Risk Management are responsible for securing appropriate insurance coverage at competitive rates. The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $1.5 million per occurrence. For the policy year from February 1, 2007 to January 31, 2008, our SIR was $1.5 million, and we are also responsible for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR. For the policy year from February 1, 2008 to January 31, 2009, our SIR and our responsibility for the additional “aggregate” losses was reduced to $1.0 million. For the policy year from February 1, 2009 to January 31, 2010, our SIR was increased back to $1.5 million, and we no longer have responsibility for the additional “aggregate” losses. We have secured excess liability coverage up to $55.0 million per occurrence.

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

The operating environment of the trucking industry in 2008 was challenging and reflected the broad-based economic weakness that is now widely known.  Typical seasonal shipping patterns did not hold as volumes were uncharacteristically weak during the fourth quarter of 2008.  2008 marks the third consecutive year where a strong peak shipping season did not materialize. Price competition remained intense as carriers struggled to maintain equipment productivity.

Our industry is further challenged with lower demand and higher equipment availability as a result of many of our competitors pre-buying tractors before the more restrictive engine regulations took effect in 2007. We believe declining orders for new tractors and trailers, the exit of underperforming carriers from the market, and fleet downsizing by the larger truckload carriers will result in a more favorable balance of supply and demand in the future. While the timing and magnitude of improvements in the freight environment are difficult to predict, we believe that continuing to develop our service center network will position us favorably when the truckload freight market strengthens again.

Despite challenging freight conditions over the last three years, we are confident that we made the right strategic decision not to dramatically reduce our fleet size.  Many large carriers have substantially reduced their fleets for either tactical or strategic reasons.  Further, a substantial number of small and mid-sized carriers have been forced into bankruptcy due to tight credit, high and volatile fuel prices and challenging industry pricing.  We believe that this dynamic could eventually set the stage for tighter industry capacity and more favorable rates, and we are optimistic about our competitive position and our ability to execute our model.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups may continue to challenge the final rule.  We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue.  On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

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

Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our operations.

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

In 2007, the Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives. This bill, or a variation of it, could be enacted in the future and could have an adverse impact on our business. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. The EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election if a majority of the bargaining unit employees have authorized designation of the representative. The EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or longer time if mutually agreed upon. In addition, if the union and employer cannot agree upon the terms of a first collective bargaining agreement within 90 days, which can be extended by mutual agreement, either party can request federal mediation, which could lead to binding arbitration if an agreement still cannot be reached after an additional 30 days which can be extended by mutual agreement. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction.  Although we have never entered into a collective bargaining agreement with our employees, any attempt to organize by our employees could result in increased legal and other associated costs.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which variance could have a materially adverse effect on our operations.

Acquisitions, Investments, and Dispositions

We periodically examine investment opportunities in areas related to the transportation industry. Our investment strategy is to invest in industry related businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment. We are continuously evaluating acquisition opportunities. Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: Phoenix, Arizona-based Roads West Transportation, Inc. ("Roads West") acquired in 2006; Idaho Falls, Idaho-based Edwards Bros., Inc., ("Edwards Bros.") acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. Although most of our growth has been internal, we continue to evaluate acquisition opportunities.

As part of the Roads West acquisition, we purchased 133 tractors, 280 trailers, and certain miscellaneous other assets.  We did not purchase cash or accounts receivable and did not assume any debts or liabilities of Roads West. The purchase price for the assets, including the full amount of the earn-out, was approximately $15.8 million. The total purchase price has been allocated to tangible and intangible assets acquired based on their fair market values as of the acquisition date. The acquisition has been accounted for in our results of operations since the acquisition date.  The pro forma effect of the acquisition on our results of operations is immaterial.

With respect to the Edwards Bros. acquisition, we acquired 100% of the stock of Edwards Bros.  In addition to the purchase price, the purchase agreement set forth certain conditions upon which we would be required to pay certain earn-out adjustments.  During 2006, we paid $320,000 as an earn-out, which represented the final earn-out under the purchase agreement.

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to pledge $5.0 million out of approximately $260.0 million. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At December 31, 2008, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.3%. Our outstanding commitment to TRP was approximately $1.0 million as of December 31, 2008.

During the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2008, we have contributed $120,000 to TRP III. Our outstanding commitment to TRP III was approximately $14.9 million as of December 31, 2008.

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

Item 1A.                      Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward looking statements as discussed in Item 1 above.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

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

We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990, although growth has slowed the past two years.  There can be no assurance that our business will return to its historical growth rate in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

If the growth in our regional operations slows or stagnates, if we are unable to commit sufficient resources to our regional operations, or if we were to expand into a market with insufficient economic activity or human resources, our results of operations could be adversely affected.

In addition to our service centers in Phoenix, Arizona, we have established service centers throughout the United States in order to serve markets in these regions.  These regional operations require the commitment of additional personnel and/or revenue equipment, as well as management resources, for future development. Should the growth in our regional operations slow or stagnate, the results of our operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a service center, and we may expand into smaller cities where there is less economic activity and room for growth and fewer driver and non-driver personnel to support the service center.  We may encounter operating conditions in these new markets that differ substantially from those previously experienced.  We may not be able to duplicate our regional operating strategy successfully throughout the United States, or perhaps outside the United States, and it might take longer than expected or require a more substantial financial commitment than anticipated.  In addition, the commencement of operations outside our existing lines of business is subject to the risks inherent in entering new lines of business, including, but not limited to: unfamiliarity with pricing, service, operational, and liability issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized equipment may not be adequately utilized; and the risk that claims may exceed our past experience.

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

We are subject to risk with respect to higher prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers. In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the Environmental Protection Agency ("EPA"). The regulations require progressive reductions in exhaust emissions from diesel engines for 2007 through 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

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

We are subject to risk with respect to purchases of fuel.  Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may lead to an increase in the cost of fuel.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges.  Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel.  To the extent we are not successful in these negotiations, our results of operations may be adversely affected.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  Although competition for drivers, which in the past several years has been extremely intense, eased slightly at certain times during 2008, if a shortage of drivers were to occur, or if we were unable to continue to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, increase the number of our tractors without drivers (which would lower our profitability), or further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry and changes in regulations or increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart.  However, advocacy groups may continue to challenge the final rule.  We are unable to predict how a court may rule on such challenges and to what extent the new presidential administration may become involved in this issue.  On the whole, however, we believe a court's decision to strike down the final rule would decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the final rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

On December 26, 2007, the FMCSA published a Notice of Proposed Rule Making in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rule, a commercial driver's license applicant would be required to present a valid driver training certificate obtained from an accredited institution or program.  Entry-level drivers applying for a Class A commercial driver's license would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first commercial driver's license during the three-year period after the FMCSA issues a final rule would be exempt. The FMCSA has not established a deadline for issuing the final rule, but the comment period expired on May 23, 2008.  If the rule is approved as written, this rule could materially affect the number of potential new drivers entering the industry and, accordingly, negatively affect our results of operations.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; Casey Comen, our Executive Vice President of Sales; Michael K. Liu, our President of Knight Transportation Dry Van; Erick Kutter, our President of Knight Refrigerated, LLC; Greg Ritter, our President of Knight Brokerage, LLC; Larry V. Knight, our President of Knight Intermodal, LLC; and David Jackson, our Chief Financial Officer and Secretary. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2008, our top 25 customers, based on revenue, accounted for approximately 40% of our revenue; our top 10 customers, approximately 25% of our revenue; and our top 5 customers, approximately 16% of our revenue.  Generally, we do not have long term contractual relationships with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partners is not successful, we may be forced to write off part or all of our investment, which could have a materially adverse effect on our operating results.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in Transportation Resource Partners and its related funds (together, "TRP"), which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP’s financial position declines, we could be forced to write down all or part of our investment which could have a materially adverse effect on our operating results.

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

Efforts by labor unions could divert management attention and could have a materially adverse effect on our operating results.

Although we have never signed a collective bargaining agreement since our company was founded, we always face the risk that Congress or one or more states will approve legislation significantly affecting our businesses and our relationship with our employees, such as the proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization. Any attempt to organize by our employees could result in increased legal and other associated costs.  In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Item 1B.                      Unresolved Staff Comments

Not Applicable.

Item 2.                                Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  The following table provides information regarding the location of our service centers and/or offices as at December 31, 2008:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	No	Leased
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	No	Yes	Owned
Dallas, TX	Yes	No	No	Owned
Denver, CO	Yes	No	No	Leased
El Paso, TX	Yes	No	No	Leased
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	No	No	Leased
Las Vegas, NV	Yes	No	No	Leased
Memphis, TN	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Ontario, CA	Yes	No	No	Leased
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Reno, NV	Yes	No	No	Leased
Richmond, VA	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Leased
Syracuse, NY	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

We did not submit any matter to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.                                Market for Company’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE").  The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the NYSE.

2008	High	Low
First Quarter	$17.81	$14.46
Second Quarter	$18.68	$15.59
Third Quarter	$21.00	$16.96
Fourth Quarter	$17.04	$12.71

2007	High	Low
First Quarter	$20.23	$17.44
Second Quarter	$20.34	$17.78
Third Quarter	$20.00	$17.03
Fourth Quarter	$18.39	$14.53

As of February 1, 2009, we had 72 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  From December 2004, through the first quarter of 2007, we paid a quarterly dividend of $.02 per share on our common stock. In the second quarter of 2007, we increased the quarterly cash dividend to $.03 per share and paid a similar quarterly dividend through the first quarter of 2008. In the second quarter of 2008, we increased the quarterly cash dividend to $0.04 per share and paid a similar dividend in the third and fourth quarter of 2008. Our most recent dividend, which was declared in February 2009, is scheduled to be paid in March 2009.  We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to our repurchase of shares of our Common Stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/1/08 - 10/31/08	1,496,500	$15.24	1,496,500	80,000
11/1/08 - 11/30/08	510,800	$13.93	510,800	2,569,200(1) (2)
12/1/08 - 12/31/08	159,244	$13.22	159,244	2,409,956
Total	2,166,544	$14.78	2,166,544	2,409,956

(1)
On November 13, 2007, we announced that our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  As of October 31, 2008, there were 80,000 shares still authorized for repurchase. The repurchase authorization was to remain in effect until the share limit was reached or the program was terminated.  During the month of November, 2008, we repurchased 510,800 shares, 80,000 of which were repurchased under the November 8, 2007 authorization.  This authorization expired upon these repurchases.

(2)
On December 16, 2008, we announced that our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock. The repurchase authorization will continue in effect until the share limit is reached or we terminate the program.  The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Repurchase of shares will be effected based upon share price and market conditions. The authorization extends to purchases of shares to prevent dilution from equity compensation awards as well as open market and negotiated transactions.  See Note 11 for additional information with respect to our share repurchase programs.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                                Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2008, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31, 2008, 2007, 2006, 2005 and 2004
	(Dollar amounts in thousands, except per share amounts and operating data)

	2008	2007	2006	2005	2004
Statements of Income Data:
Revenue, before fuel surcharge	$595,563	$601,359	$568,408	$498,996	$411,717
Fuel surcharge	171,372	112,224	95,999	67,817	30,571
Total revenue	766,935	713,583	664,407	566,813	442,288
Operating expenses	674,277	611,141	544,915	465,118	362,926
Income from operations	92,658	102,442	119,492	101,695	79,362
Other income (expense)	1,430	1,983	353	1,019	398
Income before income taxes	94,088	104,425	119,845	102,714	79,760
Net income	56,261	63,123	72,966	61,714	47,860
Diluted earnings per share (1)	.66	.72	.84	.71	.55
Balance Sheet Data (at end of period):
Working capital	$123,231	$104,901	$59,389	$66,129	$63,327
Total assets	646,940	643,364	570,219	483,827	402,867
Cash dividend per share on common stock	.15	.11	.08	.08	.02
Shareholders’ equity	483,904	487,550	426,095	352,928	291,017
Operating Data (Unaudited):
Operating ratio (2)	87.9%	85.6%	82.0%	82.1%	82.1%
Operating ratio, excluding fuel surcharge (3)	84.4%	83.0%	79.0%	79.6%	80.7%
Average revenue per tractor (4)	$150,543	$151,945	$160,891	$164,119	$157,563
Average length of haul (miles)	518	542	561	580	556
Empty mile factor	11.8%	12.8%	12.6%	11.7%	11.5%
Tractors operated at end of period (5)	3,699	3,758	3,661	3,271	2,818
Trailers operated at end of period	9,155	8,809	8,761	7,885	7,126

(1)	Diluted earnings per share for 2004 have been restated to reflect 3-for-2 stock splits on December 23, 2005.
(2)	Operating expenses as a percentage of total revenue.
(3)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(4)	Average revenue per tractor includes revenue for dry van and refrigerated only. It does not include brokerage revenue, fuel surcharge revenue, and other revenue.
(5)
Includes: (a) 185 independent contractor operated vehicles at December 31, 2008; (b) 231 independent contractor operated vehicles at December 31, 2007; (c) 249 independent contractor operated vehicles at December 31, 2006; (d) 237 independent contractor operated vehicles at December 31, 2005; and (e) 244 independent contractor operated vehicles at December 31, 2004.

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Item 7 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Introduction

Business Overview

We are a transportation services provider with headquarters in Phoenix, Arizona. We transport general commodities for customers throughout the United States, generally focusing our operations on a short-to-medium length of haul. We provide truckload carrier services from our asset-based dry van and temperature controlled service centers, as well as brokerage services from our brokerage branches.  Our asset-based service centers and brokerage branches are successful, standalone businesses that complement one another to deliver solutions to our customers that otherwise wouldn't be possible. The results of our brokerage activities were relatively immaterial for 2008 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

From 2003 to 2006, we achieved substantial revenue and income growth.  In 2007 and 2008, our growth slowed as a result of economic conditions. Our revenue, before fuel surcharge, grew at a 12.8% compounded annual rate from $326.9 million in 2003 to $595.6 million in 2008, and our net income grew at a 9.8% compounded annual rate from $35.5 million in 2003 to $56.3 million in 2008.

During 2008, we opened two dry van and two temperature controlled service centers.  As of December 31, 2008, we operated 35 asset-based dry van and temperature controlled service centers and 12 brokerage branches.

Our industry-leading operating margins and debt-free balance sheet have afforded us with substantial cash flows and financial flexibility.  During times of more robust freight demand, we have been able to expand our fleet and terminal network internally and through acquisitions largely through internally generated cash.  During times when fleet growth is undesirable, such as 2008, we generate cash that can be used for stock repurchases, dividend payments, and as a source for future needs.  During 2008, our cash and short-term investment balance increased $22.6 million, after using $66.3 million for dividend payments and stock repurchases.

During 2008, we were once again named to Forbes Magazine’s list of the “200 Best Small Companies in America.” We have been included on this list for 14 consecutive years.

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

•
Providing a High Level of Customer Service. We seek to compete on the basis of service, in addition to price, and offer our customers a broad range of services to meet their specific needs, including multiple stop pick-ups and deliveries, on time pick-ups and deliveries within narrow time frames, dedicated fleet and personnel, and specialized driver training.

•
Using Technology to Enhance Our Business. We use technology to help us be more efficient with our equipment and our headcount. We recognize the value technology brings as an accelerator in our operations.

The primary source of our revenue growth has been our ability to open and develop service centers and brokerage branches and the markets they serve in selected geographic areas and operate the service centers at or near our targeted margins within a relatively short period of time. The addition of our brokerage branches has enabled us to expand our customer service offerings by providing non-asset-based capabilities to our customers when the shipments do not fit our asset-based model. The development of our brokerage model strengthens our relationships with our customers because it provides our customers with more options and complements our existing dry van and temperature controlled truckload carrier services.  Our brokerage model is also a less capital intensive way for us to grow our business.  The expansion of our services represents our continued progression as we build our brand as the premier national carrier, providing local service to the markets we serve.

The freight environment over the last several years has been challenging. In 2008, we did not experience a seasonal peak during the second half of the year, and economic activities fell-off significantly in the fourth quarter. Price competition was tough, but the industry continued to rationalize. Many of the large fleets continued to downsize, and a good number of carriers closed their doors. Due to economic downturn, we reduced our fleet size modestly during the year to adapt to market conditions. We believe we are well positioned to grow when the market reverts to more of a supply and demand equilibrium.

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

The most significant expenses in our business include fuel, driver-related expenses (such as wages, benefits, training, and recruitment), and independent contractor costs (which are recorded on the "Purchased Transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception an important element of our asset-based operating model has been an extreme focus on our cost per mile. We intend to carry this focus with us as we add new service centers, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 were as follows:

•	Total revenue, including fuel surcharge, increased 7.5%, to $766.9 million from $713.6 million;
•	Revenue, before fuel surcharge, decreased 1.0%, to $595.6 million from $601.4 million;
•	Net income decreased 10.9%, to $56.3 million from $63.1 million; and
•	Net income per diluted share decreased to $0.66 from $0.72.

2008 represented one of the most difficult operating environments for the execution of our business model based on leading growth and profitability. For the third consecutive year, a strong "peak" shipping season did not materialize. The industry-wide supply of truckload equipment continued to outpace the freight demand, which pressured pricing and resulted in lower equipment utilization.  We operated an average of 10 fewer tractors in 2008 compared to 2007 and 59 less at year end. While revenue per total mile for 2008 improved as a result of a 4.4% decrease in average length of haul, tractor utilization was negative, with average miles per tractor down 3.3% for the year compared to a year ago. Our empty mileage factor for the year improved to 11.8% in 2008, from 12.8% in 2007. Our average length of haul decreased to 518 miles during 2008, from 542 miles in 2007. Both the difficult freight market and a softer market for used tractors and trailers contributed to a 10.9% decrease in profitability in 2008. Despite a year-over-year decline in our revenue, we were able to grow operating income by 20.7% and diluted earnings per share by 20.2% in the fourth quarter of 2008 compared to the same period a year ago. Profitability in the fourth quarter was helped by falling diesel prices, our ongoing internal initiatives to reduce costs, and the flexibility of our decentralized business model, which allows us to adjust and adapt to market conditions.

During 2008, our cash and short-term investment balance increased $22.6 million, even after using $66.3 million for stock repurchases and shareholder dividends. At December 31, 2008, our balance sheet reflected $53.9 million in cash, cash equivalents and short term investments, no debt, and shareholders’ equity of $483.9 million. In 2008, we generated $141.4 million in cash flow from operations and used $79.8 million for net capital expenditures.

Our liquidity is not materially affected by off-balance sheet transactions.  See Off-Balance Sheet Transactions below for a description of our off-balance sheet transactions.

Trends and Outlook

At year-end 2008, we had decreased our fleet by 59 tractors versus year-end 2007. In this challenging environment, we will manage our fleet size carefully and consider internal growth or contraction of our tractor fleet as events unfold.  In the near term, we expect revenue growth to come primarily from our brokerage business.  In addition, we have ramped up our efforts to identify acquisitions or other investment opportunities that may offer a strategic advantage.  Over the long term, we are optimistic about our competitive position in the industry and expect that proper execution of our decentralized growth model will position us to emerge from the downturn with the ability to add more capacity and gain more market share. Further, because of our brokerage business, we are able to add customers without adding tractor capacity.

Beyond the immediate challenges that many carriers face, the issues of safety, security, and environmental restrictions are becoming increasingly stringent and costly. We think all of these factors set the stage for future growth opportunities for low cost, high quality carriers that can self-fund growth and serve customers on a national basis. We believe these factors resonate with customers and can help us differentiate ourselves from our competitors.

Since inception we have been profitable through multiple economic cycles. We view these cycles as opportunities to gain market share from other competitors that do not have the financial staying power to survive the cycles. These cycles also provide valuable experience to our managers that will help us develop the leaders to grow this business profitably.

We believe that our level of profitability, fleet renewal strategy, and use of owner-operators should enable us to internally finance attractive levels of fleet growth when demand conditions improve.  Conversely, during times when we choose to maintain or trim our fleet levels, as we did during 2008, the business is capable of generating significant cash flow from operations in excess of net capital expenditures that can be used for stock repurchases, dividend payments, and as a source for future needs.  In short, we believe we have significant financial flexibility to meet the challenges and opportunities ahead of us.

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

	2008	2007	2006		2008	2007	2006

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge(1)				Revenue, before fuel surcharge(1)
Operating expenses:				Operating expenses:
Salaries, wages and benefits	27.5	28.3	28.8	Salaries, wages and benefits	35.4	33.6	33.7
Fuel (2)	31.0	26.5	24.9	Fuel (3)	11.2	12.8	12.2
Operations and maintenance	5.5	5.5	5.4	Operations and maintenance	7.1	6.4	6.3
Insurance and claims	3.4	4.5	3.9	Insurance and claims	4.4	5.4	4.6
Operating taxes and licenses	2.0	2.1	2.0	Operating taxes and licenses	2.5	2.5	2.4
Communications	0.8	0.8	0.9	Communications	1.0	0.9	1.0
Depreciation and amortization	9.1	9.2	9.1	Depreciation and amortization	11.7	10.9	10.6
Lease expense – revenue equipment	0.0	0.0	0.1	Lease expense – revenue equipment	0.0	0.1	0.1
Purchased transportation	6.7	7.3	6.0	Purchased transportation	8.6	8.7	7.0
Miscellaneous operating expenses	2.0	1.4	0.9	Miscellaneous operating expenses	2.5	1.6	1.1
Total operating expenses	88.0	85.6	82.0	Total operating expenses	84.4	82.9	79.0
Income from operations	12.0	14.4	18.0	Income from operations	15.6	17.1	21.0
Net interest and other income	0.2	0.2	0.1	Net interest and other income	0.2	0.3	0.0
Income before income taxes	12.2	14.6	18.1	Income before income taxes	15.8	17.4	21.0
Income taxes	4.9	5.8	7.1	Income taxes	6.4	6.9	8.2
Net Income	7.3%	8.8%	11.0%	Net Income	9.4%	10.5%	12.8%

(1)	There are minor rounding differences in the table.
(2)	Gross fuel expense without fuel surcharge.
(3)	Net fuel expense including fuel surcharge.

A discussion of our results of operations for the periods 2008 to 2007 and 2007 to 2006 is set forth below.

Fiscal 2008 Compared to Fiscal 2007

Total revenue for 2008 increased 7.5% to $766.9 million from $713.6 million for 2007. Total revenue included $171.4 million of fuel surcharge revenue in 2008 and $112.2 million of fuel surcharge revenue in 2007. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 1.0% to $595.6 million for 2008, from $601.4 million in 2007. The operating environment in 2008 was challenging and reflected broad-based economic weakness across all industries. Price competition remained intense as carriers struggled to maintain equipment productivity. Typical seasonal shipping patterns did not hold as volumes were uncharacteristically weak toward the second half of the year. As a result of excess capacity, our average miles per tractor decreased 3.3% in 2008. Combined with a 2.4% improvement in average revenue per total mile, our average revenue per tractor per week decreased slightly to $2,895 per tractor in 2008, from $2,922 per tractor in 2007. Our non-paid empty mile percent improved 100 basis points, to 11.8% in 2008, from 12.8% in 2007. We ended 2008 with 3,699 tractors, a decrease of 59 tractors from a year ago.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.4% in 2008 from 33.6% in 2007.  The increase is due to the combination of higher workers compensation costs and an increase in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At December 31, 2008, 95.0% of our fleet was operated by company drivers, compared to 93.9% at December 31, 2007. We record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 11.2% in 2008, from 12.8% in 2007. After reaching unprecedented record high fuel prices during most of 2008, the fourth quarter provided some relief with falling fuel prices. Our fuel costs in 2008 decreased 1.6% due to falling diesel prices combined with internal initiatives to improve fuel efficiency.  These initiatives enabled us to reduce idle times, reduce non-revenue miles, improve driver fuel productivity, and control out-of route miles. We also maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  For the year ended December 31, 2008, our fuel surcharge was $171.4 million, compared to $112.2 million for the same period in 2007.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 7.1% in 2008, from 6.4% in 2007. The increase is mainly attributable to the fact that a higher percentage of our fleet was operated by company drivers, as opposed to independent contractors, during the 2008 period. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.4% for 2008, compared to 5.4% for 2007.  During the year we saw meaningful benefits from continued improvement in insurance and claims expense.  Over the last 18 months we have implemented the Smith Systems training throughout our service centers.  Smith Systems is the leader in professional driver training with hands-on, behind-the-wheel, instructional training.  We believe such training and other management efforts have been instrumental factors in reducing the severity and frequency of accidents.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for 2008 and 2007.

Communications expense as a percentage of revenue, before fuel surcharge, increased slightly to 1.0% in 2008, from 0.9% in 2007.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, increased to 11.7% for 2008, from 10.9% in 2007.  The increase is due to a higher percentage of our fleet being operated by company drivers, as opposed to independent contractors, and a reduction in our leased revenue equipment in favor of owned revenue equipment.

Lease expense for revenue equipment was near zero in 2008, compared to 0.1% for the same periods in 2007.  As of December 31, 2008, we did not have any equipment under operating leases.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 8.6% for the year ended 2008, from 8.7% for the same period in 2007. The slight decrease is due to the combination of a decrease in the percentage of our company fleet being operated by independent contractors, and an off-setting increase in payments to outside carriers for transportation services arranged by our brokerage division, which has experienced considerable growth over the last year. At December 31, 2008, 5.0% of our fleet was operated by independent contractors, compared to 6.1% at December 31, 2007. Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased to 2.9% for the year ended December 31, 2008, compared to 4.8% for the same period in 2007.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.5% for 2008, compared to 1.6% for 2007. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment decreased 64.1%, to $1.8 million for the year ended December 31, 2008, compared to $4.9 million for the year ended December 31, 2007. Excluding gains from sale of used equipment, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.8% for the year ended December 31, 2008, compared to 2.5% in 2007. The increase in this category is mainly due to a $1.7 million increase in bad debt expense in 2008.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 84.4% for 2008, compared to 82.9% for 2007.

Net interest and other income (expense) as a percentage of revenue, before fuel surcharge, decreased to 0.2% for 2008, compared to 0.3% for 2007. We had no outstanding debt at December 31, 2008 or 2007.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.2% for 2008 and 39.6% for 2007.  The increase in our effective tax rate is mainly due to a reduction in excess tax benefits related to stock-based compensation.

As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 9.4% for 2008, compared to 10.5% in 2007.

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

Revenue, before fuel surcharge, increased 5.8% to $601.4 million for 2007, up from $568.4 million in 2006.  The increase is primarily due to the opening of eight brokerage branches and four asset-based service centers in 2007. Our average tractor fleet increased 9.7% to 3,780 tractors in 2007, from 3,446 tractors in 2006. The industry wide supply of truckload equipment outpaced demand throughout 2007, and resulted in lower equipment utilization.  Declines in both revenue per mile and miles per tractor contributed to a 5.6% decline in average freight revenue per tractor per week, to $2,922 per tractor in 2007, from $3,094 per tractor in 2006. In the fourth quarter of 2007, we reduced our tractor fleet by approximately 100 tractors from the third quarter of 2007.  We ended 2007 with 3,758 tractors, an increase of 97 tractors from 2006.

Salaries, wages and benefits expense remained relatively constant as a percentage of revenue, before fuel surcharge, at 33.6% in 2007 compared to 33.7% in 2006.  We record accruals for workers’ compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, increased to 12.8% in 2007, from 12.2% in 2006. The increase in fuel expense is due to the combination of rising fuel costs and fuel mileage degradation caused by the use of ultra-low sulfur diesel fuel.  The U.S. National average of diesel fuel price increased approximately $0.13 per gallon in 2007 from 2006. We maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  We were able to off-set a portion of the rising fuel cost due to improvements in fuel surcharge revenue.  For the year ended December 31, 2007, fuel surcharge was $112.2 million, compared to $96.0 million for the same period in 2006.

Operations and maintenance expense increased slightly as a percentage of revenue, before fuel surcharge, to 6.4% in 2007, from 6.3% in 2006.  The increase is a result of lower revenue per mile. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense increased as a percentage of revenue, before fuel surcharge, to 5.4% for 2007, compared to 4.6% for 2006.  The increase is mainly due to the settlement of certain claims for prior years in amounts greater than previously anticipated.

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

Lease expense for revenue equipment, as a percentage of revenue, before fuel surcharge, remained at 0.1% for both 2007 and 2006. As of December 31, 2007, we had 13 tractors under operating leases.

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

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, and to a lesser extent lease financing arrangements, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $141.4 million, $118.4 million, and $133.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The increase for 2008 is mainly due to a decrease in accounts receivable and an increase in deferred income taxes.

Net cash used in investing activities was approximately $79.6 million, $92.0 million, and $145.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in 2008. Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, totaled $79.8 million, $91.9 million, and $127.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. In 2006, we spent approximately $15.7 million relating to the acquisition of the Roads West equipment.  Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $70.0 to $85.5 million for 2009. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $63.5 million for the year ended December 31, 2008, compared to cash used in financing activities of approximately $4.3 million for the year ended 2006. The increase in cash used in financing activities is primarily due to $53.6 million used to repurchase 3,590,044 shares of our common stock in 2008. Cash dividends paid in the current year also increased approximately $3.3 million, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.03 per share to $0.04 per share in the second quarter of 2008.

At December 31, 2008, we had no outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit up to an aggregate of $50.0 million. At December 31, 2008, the line of credit consisted solely of issued but unused letters of credit totaling $35.2 million. We are obligated to comply with certain financial covenants under our line of credit agreement and were in compliance with these covenants at December 31, 2008.

As of December 31, 2008, our cash, cash equivalents, and short-term investments was $53.9 million, compared to $31.3 million as of December 31, 2007. Despite a difficult operating environment our cash flow from operations increased $23.1 million in 2008, as compared to 2007. Historically, during encouraging freight markets we have self-funded our growth by purchasing equipment with the cash generated from our operations. More recently, during the less-encouraging freight market, we continued to generate a significant amount of cash which allowed us to repurchase shares, return capital to shareholders as a dividend, and position ourselves to fund possible strategic acquisitions.

We believe that we will be able to finance our near term needs for working capital over the next 12 months, as well as acquisitions of revenue equipment during such period, with cash flows from operations and borrowing available under our existing line of credit. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2008, we had zero tractors held under operating leases, compared to 13 tractors held under operating leases at December 31, 2007.Vehicles held under operating leases were not carried on our balance sheet, and lease payments with respect to such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment". Our rental expense related to revenue equipment leases was $90,000, $350,000, and $431,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

We also use operating leases to lease locations for certain of our service centers and for temporary trailer storage.  These operating leases have termination dates ranging from January 2009 through 2014. Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the line item “Miscellaneous operating expenses.”  Rental payments for our facilities and trailer storage was $1.7 million for the year ended December 31, 2008, and $1.6 million for the years ended December 31, 2007 and 2006.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2008, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in thousands) due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Purchase obligations (revenue equipment) (1)	$20,000	$20,000	$-	$-	$-	$-
Investment in Transportation Resource Partners (TRP III)	$14,880	$299	$6,355	$6,280	$1,946	$-
Investment in Transportation Resource Partners (TRP)	$1,000	$-	$1,000	$-	$-	$-
Operating Leases – Communication Equipment	$2,623	$105	$2,518	$-	$-	$-
Operating Leases – Buildings	$2,171	$984	$899	$288	$-	$-
FIN 48 Obligations, including interest and penalties (2)	$306	$-	$-	$-	$-	$306
Total	$40,980	$21,388	$10,772	$6,568	$1,946	$306

(1)
Our purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, we anticipate that purchase commitments under contract will have a net purchase price of approximately $20.0 million and will be paid throughout 2009.

(2)	FIN48 Obligations represent potential liabilities relating to uncertain tax positions, including accrued interest and penalty. We are uncertain when this liability will be settled.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from two to 30 years, down to an estimated salvage value of the property and equipment, which ranges from 10% to 30% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. On October 1, 2006, we increased the estimated salvage value of our tractors and trailers from 20% to 25%.  We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected. This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value that is not reflected in our estimates, could have a material effect in our results of operations. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the property and equipment to the fair value and recognize any impairment loss. Our assets classified as held for sale are carried at the lower of cost or net selling value.

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

The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 8 to the consolidated financial statements.  The fair value of our stock options is expensed on a straight-line basis over the vesting life of the options, which generally ranges between five to seven years.  Expected volatility is based on historical volatility of our stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  Management judgment is required to estimate stock option exercises and forfeitures within our valuation model and management bases such decisions on historical data.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

New Accounting Pronouncements

See Note 1 for discussion of new accounting pronouncements.

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

We do not currently use derivative financial instruments for risk management purposes and do not use them for either speculation or trading. Because our operations are confined mostly to the United States, we are not subject to a material foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2008, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

Item 8.                                Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated balance sheets, statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, together with the related notes, the report of Deloitte & Touche LLP, our independent registered public accounting firm for the years ended December 31, 2008, 2007, and 2006 are set forth beginning at page F-1 in this report.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 27, 2009

Item 9B.                      Other Information

Not Applicable.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2009 Annual Meeting of Shareholders to be held May 21, 2009.

Item 11.                      Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Report of the Compensation Committee" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2009 Annual Meeting of Shareholders to be held May 21, 2009.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2008, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,993,691	$14.69	4,076,969
Equity compensation plans not approved by security holders	-	-	-
Total	4,993,691	$14.69	4,076,969

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2009 Annual Meeting of Shareholders to be held May 21, 2009.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2009 Annual Meeting of Shareholders to be held May 21, 2009.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2009 Annual Meeting of Shareholders to be held May 21, 2009.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)         The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

10.1 †
Form of Indemnity Agreement between Knight Transportation, Inc. and each director, first effective February 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended March 31, 2008.)

10.2
Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.3 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.3.1 †
Second Amendment to Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan.  (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 11, 2008.)

10.4
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.4.1
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

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: February 27, 2009		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	February 27, 2009
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	February 27, 2009
David A. Jackson, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Wayne Yu	February 27, 2009
Wayne Yu, Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary J. Knight	February 27, 2009
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	February 27, 2009
Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	February 27, 2009
Donald A. Bliss, Director

/s/ G.D. Madden	February 27, 2009
G.D. Madden, Director

/s/ Kathryn Munro	February 27, 2009
Kathryn Munro, Director

/s/ Michael Garnreiter	February 27, 2009
Michael Garnreiter, Director

Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
February 27, 2009

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands)

Assets	2008	2007
Current Assets:
Cash and cash equivalents	$22,027	$23,688
Short-term investments	31,877	7,620
Trade receivables, net of allowance for doubtful accounts of $4,317 and $2,429, respectively	70,810	88,535
Notes receivable, net of allowance for doubtful notes receivable of $93 and $79, respectively	159	19
Prepaid expenses	7,108	8,776
Other current assets	13,258	24,994
Income tax receivable	774	3,558
Current deferred tax assets	6,480	10,157
Total current assets	152,493	167,347

Property and Equipment:
Land and land improvements	28,556	26,878
Buildings and improvements	58,365	46,685
Furniture and fixtures	7,472	6,910
Shop and service equipment	4,970	3,935
Revenue equipment	558,561	521,085
Leasehold improvements	1,185	776
	659,109	606,269

Less: accumulated depreciation and amortization	(186,881)	(146,721)

Property and equipment, net	472,228	459,548
Notes receivable, net of current portion	674	887
Goodwill	10,353	10,372
Intangible assets, net	176	238
Long-term deferred tax assets	5,877	-
Other long-term assets & restricted cash	5,139	4,972
Total assets	$646,940	$643,364

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except par value)

Liabilities and Shareholders' Equity	2008	2007

Current Liabilities:
Accounts payable	$6,195	$17,744
Accrued payroll and purchased transportation	7,432	7,992
Accrued liabilities	6,273	8,048
Claims accrual – current portion	15,239	28,662
Total current liabilities	35,139	62,446

Long-term Liabilities:
Claims accrual – long-term portion	15,236	-
Deferred tax liabilities	112,661	93,368
Total long-term liabilities	127,897	93,368

Total liabilities	163,036	155,814

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,383 and 86,697 shares issued and outstanding at December 31, 2008 and 2007, respectively	834	867
Additional paid-in capital	108,885	102,450
Retained earnings	374,185	384,233

Total shareholders’ equity	483,904	487,550

Total liabilities and shareholders’ equity	$646,940	$643,364

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006

Revenue:
Revenue, before fuel surcharge	$595,563	$601,359	$568,408
Fuel surcharge	171,372	112,224	95,999

Total revenue	766,935	713,583	664,407

Operating Expenses:
Salaries, wages and benefits	210,939	201,856	191,550
Fuel	237,893	189,055	165,594
Operations and maintenance	42,195	39,083	35,881
Insurance and claims	26,113	32,440	26,189
Operating taxes and licenses	14,941	14,754	13,507
Communications	5,873	5,539	5,649
Depreciation and amortization	69,821	65,688	60,387
Lease expense - revenue equipment	90	350	431
Purchased transportation	51,463	52,370	39,937
Miscellaneous operating expenses	14,949	10,006	5,790

Total operating expenses	674,277	611,141	544,915
Income from operations	92,658	102,442	119,492

Other Income (expense):
Interest income	1,236	1,315	1,067
Interest (expense)		-	(1)
Other income (expense)	194	668	(713)
Total other income	1,430	1,983	353

Income before income taxes	94,088	104,425	119,845

Income Taxes	(37,827)	(41,302)	(46,879)

Net income	$56,261	$63,123	$72,966

Basic Earnings Per Share	$0.66	$0.73	$0.85

Diluted Earnings Per Share	$0.66	$0.72	$0.84

Weighted Average Shares Outstanding - Basic	85,342	86,391	85,802

Weighted Average Shares Outstanding - Diluted	85,846	87,240	87,040

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance, January 1, 2006	85,666	$857	$87,148	$264,923	$352,928
Exercise of stock options	440	4	2,445	-	2,449
Issuance of common stock	5	-	80	-	80
Tax benefit of stock option exercises	-	-	1,542	-	1,542
Employee stock-based compensation expense	-	-	3,005	-	3,005
Cash dividend	-	-	-	(6,875)	(6,875)
Net income	-	-	-	72,966	72,966

Balance, December 31, 2006	86,111	$861	$94,220	$331,014	$426,095
Exercise of stock options	577	6	3,822	-	3,828
Issuance of common stock	9	-	174	-	174
Excess tax benefit of stock option exercises	-	-	1,604	-	1,604
Employee stock-based compensation expense	-	-	2,630	-	2,630
FIN48 adoption	-	-	-	(394)	(394)
Cash dividend	-	-	-	(9,510)	(9,510)
Net income	-	-	-	63,123	63,123

Balance, December 31, 2007	86,697	$867	$102,450	$384,233	$487,550
Exercise of stock options	268	3	2,357	-	2,360
Issuance of common stock	8	-	135	-	135
Stock repurchases	(3,590)	(36)	-	(53,539)	(53,575)
Excess tax benefit of stock option exercises	-	-	592	-	592
Employee stock-based compensation expense	-	-	3,351	-	3,351
Cash dividend	-	-	-	(12,770)	(12,770)
Net income	-	-	-	56,261	56,261

Balance, December 31, 2008	83,383	$834	$108,885	$374,185	$483,904

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$56,261	$63,123	$72,966
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,821	65,688	60,387
Gain on sale of equipment	(1,770)	(4,927)	(8,461)
Earn-out on sold investment	(225)	(188)	-
Building impairment due to fire	-	412	-
Impairment of investment		-	713
Non-cash compensation expense for issuance of common stock to certain members of board of directors	135	174	80
Provision for allowance for doubtful accounts and notes receivable	3,580	213	360
Deferred income taxes	17,093	9,604	5,423
Excess tax benefits related to stock-based compensation	(517)	(1,431)	(1,542)
Stock option compensation expense	3,351	2,630	3,005
Changes in assets and liabilities:
(Increase) decrease in short-term investments	(24,257)	(7,620)	2,278
Decrease (increase) in trade receivables	14,159	(3,460)	(5,980)
Decrease (increase) in inventories and supplies	515	159	(563)
Decrease (increase) in prepaid expenses	1,668	(434)	(992)
Decrease (increase) in income tax receivable	2,784	(3,558)	-
Increase in other assets	(63)	(415)	(178)
(Decrease) increase in accounts payable	(1,167)	1,161	596
Increase (decrease) in accrued liabilities and claims accrual	70	(2,768)	4,938
Net cash provided by operating activities	141,438	118,363	133,030

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,504)	(135,219)	(175,221)
Proceeds from sale of equipment/assets held for sale	36,222	43,355	47,496
(Increase) decrease in notes receivable	1,512	(156)	314
Acquisition-related contingent payment	-	(135)	(320)
Payment made for acquisitions of businesses	-	-	(15,709)
Restricted cash	25	-	(384)
Investments in Transportation Resource Partners	(120)	(488)	(1,836)
Return of investment in Transportation Resource Partners	10	449	-
Proceeds/earn-out from sale of investment in Concentrek, Inc.	225	188	-
Net cash used in investing activities	(79,630)	(92,006)	(145,660)

Cash Flows From Financing Activities:
Dividends paid	(12,770)	(9,510)	(8,588)
Payments to repurchase company stock	(53,576)	-	-
Advance on line of credit	-	-	4,500
Repayment on line of credit	-	-	(4,500)
Excess tax benefits related to stock-based compensation	517	1,431	1,542
Proceeds from exercise of stock options	2,360	3,828	2,449
Net cash used in financing activities	(63,469)	(4,251)	(4,597)

Net increase (decrease) in Cash and Cash Equivalents	(1,661)	22,106	(17,227)
Cash and Cash Equivalents, beginning of year	23,688	1,582	18,809
Cash and Cash Equivalents, end of year	22,027	$23,688	$1,582

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$43	$10,424	$6,917
FIN 48 adoption tax liability	$-	$394	$-
Retirement of company stock	$53,575	$-	$-
Transfer from property and equipment to assets held for Sale	$14,863	$27,338	$16,143
Financing provided to owner operators for equipment sold	$1,452	$1,573	$681
Cash flow information:
Income taxes paid	$17,338	$38,330	$39,359

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

Cash and Cash Equivalents - Cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk and effective maturities of three months or less.

Short-term Investments - Short-term investments are comprised of trading marketable debt securities (which includes municipal securities) and variable rate demand notes with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. At December 31, 2008, our short term investments consisted of municipal securities only. Our short-term investments did not experience any significant unrealized gain or loss for the period.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1"). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Company beginning January 1, 2009, and all other aspects of SFAS 157 were effective for the Company on January 1, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, which provides additional guidance regarding the determination of fair value under SFAS No. 157 in inactive markets.  FSP No. FAS 157-3 became effective upon issuance.  The adoption of FSP No. FAS 157-3 did not have a material impact on the Company’s  consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008.

	Balance at December 31, 2008	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$19,305	$19,305	$-	$-
Short-term investments	$31,877	$-	$31,877	$-

The Company did not have any variable rate demand notes as of December 31, 2008.

Notes Receivable - Included in notes receivable are amounts due from independent contractors under a program whereby the Company finances tractor purchases for its independent contractors. These notes receivable are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments, from 9% to 14%, over periods generally ranging from six months to three years. We had 27 and 28 loans outstanding from independent contractors as of December 31, 2008, and 2007, respectively. Our notes receivable balances are classified separately between current and long-term on our balance sheet.  The current and long-term balance of our notes receivable at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Current portion of notes receivable	$252	$98
Allowance for doubtful notes receivable	(93)	(79)
Net current portion of notes receivable	159	19

Long-term portion	674	887
Total notes receivable balance	$833	$906

Other Current Assets - Other current assets are primarily comprised of assets held for sale, along with inventories and supplies consisting of tires and spare parts.  The Company had $10.0 million and $21.2 million of revenue equipment that will not be utilized in continuing operations and is being held for sale as of December 31, 2008 and 2007, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment.  No impairments were recorded in 2008.  The Company expects to sell these assets and replace them with new assets within 12 months.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment are calculated by the straight-line method over the following estimated useful lives:

Years
Land improvements	5 - 10
Buildings and improvements	15 - 30
Furniture and fixtures	3 - 5
Shop and service equipment	2 - 5
Revenue equipment	5 - 10
Leasehold improvements	1 - 5

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2008, 2007, and 2006, repairs and maintenance expense totaled approximately $19.1 million, $18.1 million, and $17.6 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Restricted Cash - In connection with the Company's self-insured workers compensation program, $570,000 and $595,000 has been set aside in an escrow account to meet statutory requirements at December 31, 2008 and 2007, respectively.  This cash is recorded under the line item "Other long-term assets & restricted cash" on the Company's consolidated balance sheets.

Other Long-term Assets & Restricted Cash include:

	2008	2007
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$3,747	$3,757
Investment in Transportation Resource Partners III (TRP III)	120	-
Restricted Cash	570	595
Other	702	620
	$5,139	$4,972

In 2003, the Company signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, the Company committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  In 2008, the Company received $10,380 proceeds from TRP as a result of a recapitalization in one of the equity investments.  The proceeds are treated as a return of investment.  At December 31, 2008, the Company’s ownership interest in TRP was about 2.3%, with a carrying book balance $3.7 million. The outstanding commitment to TRP was approximately $1.0 million as of December 31, 2008.

During the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2008, the Company has contributed $120,000 to TRP III.  The Company's outstanding commitment to TRP III was approximately $14.9 million as of December 31, 2008.

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

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets occur. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2008, and no adjustment was determined to be necessary.

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

The changes in the carrying amounts of goodwill were as follows:

	2008	2007
	(In thousands)
Goodwill at beginning of period	$10,372	$10,256
Additions/earn-out for Roads West	-	135
Amortization relating to deferred tax assets	(19)	(19)
Goodwill at end of period	$10,353	$10,372

Intangible assets consist of the following:

	2008	2007
	(In thousands)
Intangible assets at beginning of period	$238	$300
Amortization	(62)	(62)
Intangible assets at end of period	$176	$238

Intangible assets are being amortized straight-line over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2009 to 2010 and $52,000 for fiscal year 2011.

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

Revenue Recognition - The Company recognizes revenues, for both asset-based and non-asset-based operations, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery. EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Pursuant to this guidance, revenue for both asset-based and non-asset-based operations is reported on a gross basis.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2008, 2007, and 2006, aggregated approximately 11%, 10%, and 10% of revenues, respectively. Balances due from the three largest customers account for approximately 7.0% of the total trade receivable balance as of December 31, 2008. Revenue from the Company's single largest customer represented approximately 4% of total revenues for each of the years 2006 to 2008.  Balance due from the largest customer accounts for approximately 2.9% of the total trade receivable balance as of December 31, 2008.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2008, 2007, and 2006 are as follows (in thousands, except per share data):

	2008			2007			2006
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,261	85,342	$0.66	$63,123	86,391	$0.73	$72,966	85,802	$0.85
Effect of stock options	-	504	-	-	849	-	-	1,238	-
Diluted EPS	$56,261	85,846	$0.66	$63,123	87,240	$0.72	$72,966	87,040	$0.84

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2008 and 2007, respectively, is as follows:

	2008	2007	2006
Number of anti-dilutive shares	1,660,035	1,253,415	34,750

Segment Information – The Company has determined that it has two operating segments.  The Company’s operating segments consist of (i) a truckload transportation (asset-based) segment and (ii) a brokerage segment (non-asset-based).  The truckload transportation segment includes dry van and temperature controlled operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. As a result, the Company has determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, the Company has not presented separate financial information for each of these service centers. The Company has determined that its brokerage subsidiary qualifies as an operating segment under SFAS No. 131.  However, because its results of operations are not material to the Company's consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in SFAS No. 131, the Company has not presented separate financial information for this segment. For the year ended December 31, 2008, the brokerage segment accounted for 5.3% of our consolidated revenue, 1.8% of our consolidated net income, and 1.0% of our consolidated assets. Revenue from our brokerage segment, including intercompany transactions and fuel surcharge, for the year ended December 31, 2008 was $41.0 million, compared to $29.0 million a year ago.  Net income for our brokerage segment was approximately $1.0 million for the year ended December 31, 2008, compared to $0.6 million a year ago, and our brokerage segment had assets at December 31, 2008 of $6.4 million, compared to $4.6 million a year ago.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States.  This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s  financial condition, results of operations, and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon the adoption of SFAS No. 160 on January 1, 2009, any noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  The Company does not expect it to have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of SFAS No. 141(R) are effective for the Company for any business combinations occurring on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). See fair value measurements above.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets.  The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities.  The FSP’s scope is limited to disclosure only and is not expected to have an impact on the Company's consolidated financial position or results of operations.

2.           Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2008. The Company maintains a revolving line of credit, with a maturity date of September 30, 2010, which permits revolving borrowings and letters of credit totaling $50.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). At December 31, 2008, the line of credit consisted solely of issued but unused letters of credit totaling $35.2 million, which leaves $14.8 million for future borrowing under the line of credit.

Under the line of credit, the Company is required to maintain certain financial ratios and other certain covenants relating to corporate structure, ownership, and management. The Company was in compliance with its financial debt covenants at December 31, 2008.

3.           Income Taxes

Income tax expense consists of the following (in thousands):

	2008	2007	2006
Current income taxes:
Federal	$16,554	$27,238	$36,358
State	4,180	4,460	5,098
	20,734	31,698	41,456
Deferred income taxes:
Federal	14,410	7,712	4,479
State	2,683	1,892	944
	17,093	9,604	5,423
	$37,827	$41,302	$46,879

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2008	2007	2006
Tax at the statutory rate (35%)	$32,931	$36,549	$41,946
State income taxes, net of federal benefit	3,363	3,394	3,895
Other, net	1,533	1,359	1,038
	$37,827	$41,302	$46,879

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Short-term deferred tax assets:
Claims accrual	$5,878	$10,579
Other	2,431	2,177
	$8,309	$12,756
Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(1,829)	(2,599)
Short-term deferred tax assets, net	$6,480	$10,157

Long-term deferred tax assets:
Claims accrual	$5,877	$-

Long-term deferred tax liabilities:
Property and equipment depreciation	$112,661	$93,368

Included in the Company's consolidated balance sheets at December 31, 2008 is approximately $774,000 for income tax receivable. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of FIN 48 implementation, at January 1, 2007, the Company recorded a $394,000 net decrease in retained earnings.  As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007, totaled approximately $405,000.  During the third quarter of 2007, the Company resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance remains unchanged at $195,000 at December 31, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows (in thousands):

Unrecognized Tax Benefits:	2008 (in thousands)	2007 (in thousands)
Beginning Balance	$195	$405
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(210)
Lapse of statute	-	-
Settlements	-	-
Ending Balance	$195	$195

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of December 31, 2008.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. During both 2008 and 2007, the Company accrued $16,000 for interest and nothing for penalties relating to unrecognized tax benefits. Accrued interest as of December 31, 2008 and 2007 were $62,000 and $47,000, respectively. Accrued penalties were $49,000 as of December 31, 2008 and 2007.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2005 through 2008 tax years generally remain subject to examination by federal authority, and the 2004 through 2008 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

4.           Commitments and Contingencies

a.           Purchase Commitments

The Company’s purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $20.0 million and will be paid throughout 2009.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to pledge $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million.  At December 31, 2008, the Company’s carrying book balance of its investment in TRP was $3.7 million and its outstanding commitment to TRP was approximately $1.0 million.

During the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2008, the Company has contributed $120,000 to TRP III.  The outstanding commitment to TRP III was approximately $14.9 million as of December 31, 2008.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income. Building rental expense related to these lease agreements totaled approximately $1.7 million for the year ended December 31, 2008, and $1.6 million for the years ended December 31, 2007 and 2006.

The Company has signed certain communication equipment agreements under non-cancelable operating leases, to be effective in 2009. The lease terms will expire in 2011.

Future service center building lease and communication equipment lease payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Amount (in thousands)
2009	$1,089
2010	1,797
2011	1,620
2012	266
2013	22
Total	$4,794

The Company leases certain revenue equipment under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Company's consolidated statements of income. Rent expense related to these lease agreements totaled approximately $90,000, $350,000, and $431,000 for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008 the Company did not have any leased revenue equipment.

d.           Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

5.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  For the policy year from February 1, 2007 to January 31, 2008, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a self-insured retention ("SIR") level of $1.5 million per occurrence, and was also responsible for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR.  For the policy year from February 1, 2008 to January 31, 2009, the Company’s SIR and its responsibility for the additional "aggregate" losses was reduced to $1.0 million.  For the policy year from February 1, 2009 to January 31, 2010, our SIR was increased back to $1.5 million, and we no longer have responsibility for the additional "aggregate" losses.  The Company is also self insured for worker’s compensation, with self-retention level of $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company’s insurance policies provided for excess personal injury and property damage liability up to a total of $55.0 million per occurrence.

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self retention amount for employee medical health was $225,000 per claimant for 2008 and will remain at this amount for 2009.

6.           Related Party Transactions

During 2007 and 2006, the Company paid approximately $207,000 and $163,000, respectively, for legal and consulting services to a law firm and consulting firm owned in part by a member of the Company’s Board of Directors.  This member resigned from the Company’s Board of Directors in November 2007.

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek’s management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. Subsequent to the sale of Concentrek in 2005, the Company received $225,000 and $188,000 from Concentrek as an earn-out in 2008 and 2007, respectively.

7.           Shareholders' Equity

During 2008, 2007, and 2006, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.

	2008	2007	2006
Annual director fees paid through stock issuance	$134,966	$173,914	$79,928
Shares of Common stock issued	7,806	9,416	4,453

8.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  At December 31, 2008, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan (the "2003 Plan").  The Company’s shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003.  All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, and restricted stock grants to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions within the Code.  Vesting schedules for options are set by the Compensation Committee and the term of a stock option may not exceed ten years.  Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange.  Stock options are subject to a vesting schedule that is set by the Compensation Committee and the schedule generally ranges from three to eight years based upon graded vesting and depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. The exercise price of stock options granted may not be modified without shareholder approval. The 2003 Plan originally reserved 1.5 million shares for the grant of options, as adjusted for stock splits.  In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6.0 million shares, as adjusted for stock splits.  In 2008, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 9.0 million shares, of which 200,000 shares have been reserved for issuance to outside directors. The 2003 Plan will terminate on February 5, 2013.

From 2003 to 2006, independent directors received automatic grants of non-qualified stock options upon joining the Board of Directors and annually thereafter. In 2007, Company’s Board of Directors adopted a new compensation structure for independent directors, whereby the practice of making automatic grants to independent directors was discontinued. Under the new structure, effective February 2007, independent directors receive annual compensation that is payable 50% in cash and 50% in Common Stock.  Common Stock granted under the new structure is subject to certain holding restrictions.

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

The adoption of SFAS 123R resulted in stock-based compensation charges of approximately $3.4 million, $2.6 million, and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company received $2.4 million, $3.8 million, and 2.4 million in cash from the exercise of stock options during the year ended December 31, 2008, 2007 and 2006, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2008, was approximately $0.5 million, compared to $1.4 million for the same period in 2007. The actual tax benefit realized in 2008 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to SFAS 123R prior period amounts have not been restated.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2008	2007	2006
Dividend yield (1)	0.84%	0.62%	0.43%
Expected volatility (2)	37.80%	32.71%	32.39%
Risk-free interest rate (3)	3.10%	4.99%	5.06%
Expected terms (4)	5.59 years	7.89 years	8.08 years
Weighted average fair value of options granted	$5.53	$8.30	$8.62

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

As of December 31, 2008, there was $15.9 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.7 years, and a total period of seven years.

A summary of the award activity for the years ended December 31, 2008, 2007, and 2006 is presented below:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,182,780	$14.06	4,490,341	$12.57	4,562,511	$10.68
Granted	1,390,902	15.64	695,115	18.15	799,060	18.66
Exercised	(268,211)	8.80	(576,801)	6.64	(437,932)	5.59
Forfeited and Expired	(311,780)	15.49	(425,875)	14.98	(433,298)	10.68

Outstanding at end of year	4,993,691	14.69	4,182,780	14.06	4,490,341	12.57

Exercisable at end of year	1,860,183	12.85	1,714,396	11.96	1,842,396	10.43

Weighted average fair value of options granted during the period		$5.53		$8.30		$8.62

As of December 31, 2008, the number of options that were currently vested and expected to become vested was 4,744,849. These options have a weighted-average exercise price of $14.65, a weighted-average contractual remaining term of 6.91 years, and an aggregate intrinsic value of $10.2 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2008:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$2.11 - 4.21	142,060	1.13	$3.06	142,060	$3.06
$4.22 - 6.31	130,827	2.65	$4.84	130,827	$4.84
$6.32 - 8.42	-	-	-	-	-
$8.43 - 10.52	147,424	3.65	$8.77	137,704	$8.66
$10.53 - 12.63	787,670	5.07	$11.17	369,535	$11.53
$12.64 - 14.73	368,875	6.32	$14.48	54,295	$14.48
$14.74 - 16.84	1,761,300	7.85	$15.26	830,071	$15.69
$16.85 - 18.94	1,617,910	8.27	$18.07	183,266	$18.13
$18.95 - 21.05	37,625	7.21	$20.01	12,425	$19.72
Overall Total	4,993,691	6.98	$14.69	1,860,183	$12.85

The total intrinsic value of options exercised during the twelve-month period was $2.5 million, $6.8 million, and $5.8 million as of December 31, 2008, 2007, and 2006, respectively. Based on the market price as of December 31, 2008, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $7.1 million, and the total intrinsic value of options exercisable as of December 31, 2008, is approximately $6.1 million.  The weighted average remaining contracted life as of December 31, 2008 for vested and exercisable options is 5.51 years.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2008, 2007, and 2006, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately, $381,000, $412,000, and $402,000 in 2008, 2007, and 2006, respectively. The Company increased the mandatory matching contribution from $625 to $850 annually per employee on January 1, 2006.

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

10.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2008 and 2007 (amount in thousands, except per share data):

	2008
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$141,302	$154,833	$155,851	$143,576
Income from operations	$18,727	$20,723	$26,239	$26,969
Net income	$11,417	$12,692	$16,013	$16,139
Earnings per common share:
Basic	$0.13	$0.15	$0.19	$0.19
Diluted	$0.13	$0.15	$0.19	$0.19

	2007
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$144,825	$153,012	$151,661	$151,861
Income from operations	$27,254	$29,319	$23,523	$22,346
Net income	$16,619	$18,177	$14,509	$13,817
Earnings per common share:
Basic	$0.19	$0.21	$0.17	$0.16
Diluted	$0.19	$0.21	$0.17	$0.16

11.           Company Share Repurchase Program

On November 8, 2007, the Company’s Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization was to remain in effect until the share limit was reached or the program was terminated.  This authorization has expired as the Company reached the share limit in 2008. Under the Company’s share repurchase program, repurchased shares are constructively retired and returned to unissued status.

On November 13, 2008, the Company’s Board of Directors unanimously authorized an additional repurchase of up 3.0 million shares of the Company's Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  The repurchase authorization is intended to afford the Company the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

In 2008, the Company repurchased a total of 3,590,044 shares under both plans for approximately $53.6 million. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of December 31, 2008, there were 2,409,956 shares remaining for future purchases under the repurchase program that was authorized in 2008.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Deductions		Other Adjustments		Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2008	$2,429	$3,403	$(1,515	) (1)	$-		$4,317
Year ended December 31, 2007	$2,154	$1,810	$(1,535	) (1)	$-		$2,429
Year ended December 31, 2006	$1,677	$2,187	$(1,710	) (1)	$-		$2,154

Allowance for doubtful notes receivable:
Year ended December 31, 2008	$79	$177	$(163	) (1)	$-		$93
Year ended December 31, 2007	$140	$47	$(108	) (1)	$-		$79
Year ended December 31, 2006	$49	$(5)	$(22	) (1)	$118	(2)	$140

(1)	Write-off of bad debts.
(2)	Includes $118,338 allowance associated with the acquisition of substantially all of the trucking assets of Roads West.

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company’s Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.1 †
Form of Indemnity Agreement between Knight Transportation, Inc. and each director, first effective February 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended March 31, 2008.)

10.2
Master Equipment Lease Agreement dated as of January 1, 1996, between the Company and Quad-K Leasing, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the period ended December 31, 1995.)

10.3 †	Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.3.1 †
Second Amendment to Knight Transportation, Inc. Amended and Restated 2003 Stock Option Plan.  (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 11, 2008.)

10.4
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.4.1
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