Form 10-Q
period 2009-03-31
KNIGHT TRANSPORTATION INC
filed 2009-05-11
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2009 was 83,076,568 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of March 31, 2009 and December 31, 2008 (In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$36,340	$22,027
Short-term investment	46,663	31,887
Accounts receivable, net	66,158	70,810
Notes receivable, net	805	159
Prepaid expenses	7,480	7,108
Other current assets	13,881	13,258
Income tax receivable	-	774
Current deferred tax asset	7,205	6,480
Total current assets	178,532	152,493

Property and Equipment:
Land and land improvements	28,571	28,556
Buildings and improvements	62,551	58,365
Furniture and fixtures	7,376	7,472
Shop and service equipment	4,974	4,970
Revenue equipment	545,474	558,561
Leasehold improvements	1,642	1,185
	650,588	659,109
Less: Accumulated depreciation and amortization	(188,980)	(186,881)
Property and equipment, net	461,608	472,228
Notes receivable – long-term	1,558	674
Goodwill	10,348	10,353
Intangible assets, net	160	176
Long-term deferred tax assets	5,696	5,877
Other long-term assets & restricted cash	5,246	5,139
Total assets	$663,148	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of March 31, 2009 and December 31, 2008 (In thousands, except par values)

	March 31, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,450	$6,195
Accrued payroll and purchased transportation	8,469	7,432
Accrued liabilities	13,957	6,273
Claims accrual – current portion	14,985	15,239
Total current liabilities	44,861	35,139

Long-term Liabilities:
Claims accrual – long-term portion	14,762	15,236
Deferred tax liabilities	114,878	112,661
Total long-term liabilities	129,640	127,897

Total liabilities	174,501	163,036

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,067 and 83,383 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	831	834
Additional paid-in capital	110,107	108,885
Retained earnings	377,709	374,185
Total shareholders' equity	488,647	483,904
Total liabilities and shareholders' equity	$663,148	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
REVENUE:
Revenue, before fuel surcharge	$133,129	$141,302
Fuel surcharge	15,590	35,109
Total revenue	148,719	176,411
OPERATING EXPENSES:
Salaries, wages and benefits	48,304	50,011
Fuel	28,879	53,557
Operations and maintenance	9,988	9,301
Insurance and claims	5,316	7,066
Operating taxes and licenses	3,561	3,652
Communications	1,472	1,414
Depreciation and amortization	17,701	16,953
Lease expense – revenue equipment	-	54
Purchased transportation	10,695	12,921
Miscellaneous operating expenses	3,354	2,755
Total operating expenses	129,270	157,684

Income from operations	19,449	18,727

Interest income	306	254
Other expense	(21)	-
Income before income taxes	19,734	18,981

Income taxes	7,990	7,564

Net income	$11,744	$11,417

Earnings per common share and common share equivalent:
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

Weighted average number of common shares and common share equivalents outstanding:
Basic	83,335	86,335
Diluted	83,611	86,792

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:

Net income	$11,744	$11,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,701	16,953
Gain on sales of equipment	(839)	(672)
Impairment loss from fire	25	-
Provision for allowance for doubtful accounts	848	245
Excess tax benefits related to stock-based compensation	(124)	(98)
Stock option expense	754	665
Deferred income taxes	1,673	2,320
Changes in assets and liabilities:
(Increase) decrease in short-term investments	(14,786)	480
Decrease in account receivables	4,245	3,310
Decrease (increase) in other current assets	106	(500)
Increase in prepaid expenses	(372)	(416)
Decrease in income tax receivable	774	3,558
Decrease in other long-term assets and restricted cash	5	7
Increase in accounts payable	3,190	1,473
Increase in accrued liabilities, claims accrual and other	8,120	466

Net cash provided by operating activities	33,064	39,208

Cash Flow From Investing Activities:

Purchase of property and equipment	(19,615)	(37,104)
Proceeds from sales of equipment	8,735	15,479
(Increase) decrease in notes receivable	(5)	448
Transportation Resource Partners Contribution	(150)	-
Return of investment in Transportation Resource Partners	43	-

Net cash used in investing activities	(10,992)	(21,177)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flow From Financing Activities:
Dividends paid	(3,323)	(2,575)
Payments to acquire treasury stock	(4,900)	(18,084)
Excess tax benefits related to stock-based compensation	124	98
Proceeds from exercise of stock options	340	307

Net cash used in financing activities	(7,759)	(20,254)

Net increase (decrease) in cash and cash equivalents	14,313	(2,223)
Cash and cash equivalents, beginning of period	22,027	23,688

Cash and cash equivalents, end of period	$36,340	$21,465

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$1,892	$416
Retirement of treasury stock	4,900	18,084
Transfer from property and equipment to assets held for sale	6,573	4,878
Financing provided to owner operators for equipmentsold	1,654	24
Cash Flow Information:
Income taxes paid	$1,216	$1,038

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information.  Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2.                                Stock-Based Compensation

At March 31, 2009, we had one stock-based employee compensation plan known as the Knight Transportation, Inc. 2003 Stock Option Plan, dated June 1, 2003, as amended from time to time (the "2003 Plan").  Total SFAS 123R compensation cost for the three months ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended March 31, (in thousands)
	2009	2008
Gross stock compensation expense, net of forfeitures	$754	$665
Income tax	$(305)	$(265)
Net stock compensation expense after tax	$449	$400

We received approximately $340,000 in cash from the exercise of stock options during the three months ended March 31, 2009, compared to $307,000 for the same period in 2008.

As of March 31, 2009, there was $14.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of 2.6 years, and a total period of seven years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three Months Ended March 31,
	2009	2008
Dividend yield (1)	1.20%	.81%
Expected volatility (2)	38.20%	33.51%
Risk-free interest rate (3)	2.01%	2.93%
Expected terms (4)	5.18 years	6.20 years
Weighted average fair value of options granted	$4.37	$5.18

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts.  The increase in the dividend yield from the 2008 to the 2009 period is due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.03 per share to $0.04 per share in the second quarter of 2008.

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

A summary of the award activity under the 2003 Plan as of March 31, 2009, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2008	4,993,691	14.69
Granted	12,500	13.31
Exercised	(73,021)	4.66
Forfeited	(138,166)	14.10
Outstanding as of 03/31/2009	4,795,004	14.81

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding – basic	83,335	86,335
Effect of stock options	276	457
Weighted average common share and common shareequivalents outstanding – diluted	83,611	86,792

Net income	$11,744	$11,417
Earnings per common share and common share equivalent
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended March 31,
	2009	2008
Number of anti-dilutive shares	3,664,373	1,315,510

Note 4.                                Segment Information

We have determined that we have two operating segments.  Our operating segments consist of (i) our asset-based segment and (ii) our non-asset-based segment.  Our asset-based segment includes our dry van, temperature controlled, and drayage operations.  We have service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers.  As a result, we have determined that it is appropriate to aggregate these service centers into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  Accordingly, we have not presented separate financial information for each of these service centers. We have also determined that our brokerage operations qualify as an operating segment under SFAS No. 131.  However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment.  For the three months ended March 31, 2009, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.0% of our consolidated revenue, 2.0% of our consolidated net income, and 1.0% of our consolidated assets.

Brokerage revenue including intercompany transactions and fuel surcharge for the three-months ended March 31, 2009 was $7.5 million, compared to $9.7 million for the same period a year ago.  Net income for our brokerage segment was approximately $0.2 million for three-months ended March 31, 2009, compared to $0.4 million a year ago, and our brokerage segment had assets of $6.5 million at March 31, 2009, compared to $6.4 million a year ago.

Note 5.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                                Dividends

On February 12, 2009, we declared a cash dividend of $0.04 per share of our common stock.  The dividend was payable to shareholders of record on March 6, 2009, and was paid on March 27, 2009.  This is a $0.01 increase per share from the dividend paid in the first quarter of 2008.  We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                      Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2009 follow:

Goodwill:	In Thousands
Balance at December 31, 2008	$10,353
Amortization relating to deferred excess tax goodwill	(5)
Balance at March 31, 2009	$10,348

Intangible Assets:	In Thousands
Balance at December 31, 2008	$176
Amortization	(16)
Balance at March 31, 2009	$160

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2009 to 2010 and $52,000 for fiscal year 2011.

Note 8.                      Investment Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to pledge $5.0 million out of approximately $260.0 million total.  In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At March 31, 2009, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.2%.

In the fourth quarter of 2008 we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP.  The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP.  As of March 31, 2009, we had contributed $270,000 to TRP III and our outstanding commitment to TRP III was approximately $14.7 million.

Note 9.                      Assets Held for Sale

Included in "Other current assets" on the Balance Sheet at March 31, 2009 and December 31, 2008 is $10.8 million and $10.0 million, respectively, of revenue equipment that will not be utilized in continuing operations and is being held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the three months ended March 31, 2009.  We expect to sell these assets and replace them with new assets within twelve months.

Note 10.                      Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective January 1, 2007.  This interpretation was issued to clarify accounting for income taxes recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Upon adoption of FIN48 our unrecognized tax benefits as of January 1, 2007 totaled approximately $405,000.  During 2007, we resolved certain tax positions, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance has not changed since then and remained at $195,000 at March 31, 2009.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of March 31, 2009.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense.  Accrued interest as of March 31, 2009 and 2008 was $66,000 and $51,000, respectively.  Accrued penalties as of March 31, 2009 and 2008 was $49,000.

We file U.S. and state income tax returns with varying statutes of limitations.  The 2005 through 2008 tax years generally remain subject to examination by federal authority, and the 2004 through 2008 tax years generally remain subject to examination by state tax authorities.  We do not believe the unrecognized tax benefits will change significantly over the next 12 months.

Note 11.                      Company Share Repurchase Program

On November 8, 2007, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization was to remain in effect until the share limit was reached or the program was terminated.  This authorization has expired as the full 3.0 million shares were purchased in 2008.  Under the Company’s share repurchase program, repurchased shares are constructively retired and returned to unissued status.

On November 13, 2008, our Board of Directors unanimously authorized an additional repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  The repurchase authorization is intended to afford the Company the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

In 2008, we repurchased a total of 3,590,044 shares under both authorizations for approximately $53.6 million.  In the first quarter of 2009, we purchased 389,000 shares of our common stock in the open market for approximately $4.9 million.  The shares acquired have been retired and are available for future issuance.  The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases.  As of March 31, 2009, there were 2,020,956 shares remaining for future purchases under our repurchase program.

Note 12.                      Cash & Cash Equivalents and Short-Term Investments

Our cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk and effective maturities of three months or less.

Our short-term investments are comprised of trading marketable debt securities (which includes municipal securities) and variable rate demand notes with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income.  At March 31, 2009, our short term investments consisted of municipal securities only.  Our short-term investments did not experience any significant unrealized gain or loss for the period.

Note 13.                      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement.  The adoption of FSP No. FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2009.

	Balance at March 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$30,119	$30,119	-	-
Short-term investments	$46,663	-	$46,663	-

We did not have any variable rate demand notes as of March 31, 2009.

Note 14.                      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS No. 141(R)").  SFAS No. 141(R) clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  We adopted the provisions of SFAS No. 141(R) on January 1, 2009.

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP will not have a material impact on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP will not have a material impact on our consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,  is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (“SFAS No. 160”).  This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We adopted this pronouncement on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008.  We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for the non-financial assets and liabilities addressed by staff position noted above.  The adoption did not have a material impact on our consolidated financial statements but did result in additional disclosures.

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements.  Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2008, as supplemented in Part II below.

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

Introduction

Business Overview

We are a truckload carrier headquartered in Phoenix, Arizona.  The transportation services we provide are asset-based dry van truckload carrier services, temperature controlled truckload carrier services, and drayage activities at the ports, along with non-asset-based brokerage services, both on highway and rail.  Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.

Knight Refrigerated and Knight Brokerage, established in 2004 and 2005 respectively, reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to Knight.  In 2008, we further enhanced our services with our drayage activities through Knight Intermodal at the Southern California ports.

The results of our brokerage activities were relatively insignificant for the first quarter of 2009 and therefore a detailed discussion of the financial results of these operations will not be separately presented.  As of March 31, 2009, we operated 35 asset-based service centers (consisting of 29 dry van and six temperature controlled service centers) and 12 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

Operating and Growth Strategy

Historically, the primary source of our revenue growth has been our ability to open and develop new regional service centers and brokerage branches in selected geographic areas.  Our brokerage business enables us to add customers and gain market share without adding tractor capacity.  More recently we expanded our intermodal activities at the Southern California ports.  Our ongoing commitment to environmentally sound business practices and our intimate familiarity with the West Coast port markets leaves us well positioned for continued growth in this area.  As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

During 2008 and continuing into 2009, numerous industry competitors have closed down, and many that remained in business have downsized their fleets in response to economic weakness, rising costs, and tight credit conditions.  We have not been immune to the economic environment.  In the first quarter of this year we operated 10 fewer trucks compared to year-end, but approximately 15 more than the first quarter of last year.

The first quarter is typically the slowest from a seasonal perspective.  The rapid decline in industry-wide shipment activity that was evident in the fourth quarter initially carried over into the first quarter of this year.  However, as the quarter progressed we experienced some moderation in the pace of the decline as some sectors of the economy appeared to replenish very low inventory levels.  Importantly, we believe our multiple-truckload service offerings enabled us to grow our market share as seen in our year-over-year growth in the number of loads hauled, particularly within Knight Refrigerated and our drayage activity through Knight Intermodal.

While we are cautiously optimistic about modest seasonal recovery in business activity, it is not within our means to foresee when industry supply and demand fundamentals will come back into balance.  However, we are confident in our competitive position and our ability to execute our model.  We believe we are in a strong financial position, and that our strategy for growth is sound.  We believe that our level of profitability, fleet renewal strategy, and use of owner-operators should enable us to internally finance attractive levels of fleet growth when demand conditions are right.  Based on our growing network, a history of low cost operation and solid execution, and access to substantial capital resources, we are very optimistic about our competitive position and our ability to perpetuate our model based on leading growth and profitability.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended March 31, 2009, our results of operations changed as follows versus the same period in 2008:

	Revenue, before fuel surcharge, decreased 5.8%, to $133.1 million from $141.3 million;

	Net income increased 2.9% to $11.7 million, compared to $11.4 million; and

	Net income per diluted share increased 6.8%, to $0.14, compared to $0.13.

Our industry is facing significant challenges due to weak demand for transportation and pricing competition.  Despite these challenges our load count increased 1.5% in our dry van operations, and increased 30% in our temperature controlled operations.  Our brokerage operations experienced a year-over-year decline in overall shipments as there was less freight to move via brokerage.

In the first quarter our average revenue per tractor (excluding fuel surcharges) decreased 4.7%, to $33,983, compared to $35,668 in the same quarter a year ago.  Our non-paid empty mile percentage increased to 12.5% from 11.9% in the year ago period, and reflected weak freight demand.  Our average length of haul decreased to 481 miles from 527 miles in the same period last year.  The drayage activities in our intermodal business contributed to the decrease in our average length of haul.

Despite the difficult operating environment, we were able to grow both our operating income and net income in the first quarter.  Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.4% for the quarter ended March 31, 2009, as compared to 86.7% for the same period a year ago.  Profitability in the quarter was helped by lower diesel fuel prices, ongoing internal initiatives to reduce costs, and the flexibility of our decentralized business model to adjust and adapt to market conditions.

Price competition remained intense during the quarter, and we experienced a high level of bid activity in the quarter.  This activity has now tapered off to a more normal pace.  However, the security of our strong financial position, the high levels of localized service provided through our network of service centers and branches, along with our diversified customer base, helped to mitigate some of these pricing pressures.  While we do not underestimate the pricing challenges ahead of us, we believe our model provides us with the flexibility to respond appropriately in this environment.

Average number of tractors operated was essentially constant, at 3,721 tractors in the first quarter of 2009, compared to 3,723 for the same period a year ago.  Tractor count at March 31, 2009 increased slightly to 3,689 tractors, from 3,674 tractors a year ago.  For the quarter, we spent $10.9 million in net capital expenditures.  At March 31, 2009, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $83.0 million, and our shareholders' equity was $488.6 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A), and revenue, before fuel surcharge (Columns B), for the three months ended March 3, 2009 and 2008, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) Three Months Ended March 31,			(B) Three Months Ended March 31,
	2009	2008		2009	2008

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	32.5	28.3	Salaries, wages and benefits	36.3	35.4
Fuel (1)	19.4	30.4	Fuel (2)	10.0	13.1
Operations and maintenance	6.7	5.3	Operations and maintenance	7.5	6.6
Insurance and claims	3.6	4.0	Insurance and claims	4.0	5.0
Operating taxes and licenses	2.4	2.1	Operating taxes and licenses	2.7	2.6
Communications	1.0	0.8	Communications	1.1	1.0
Depreciation and amortization	11.9	9.6	Depreciation and amortization	13.3	12.0
Lease expense – revenue equipment	0.0	0.0	Lease expense – revenue equipment	0.0	0.0
Purchased transportation	7.2	7.3	Purchased transportation	8.0	9.1
Miscellaneous operating expenses	2.2	1.6	Miscellaneous operating expenses	2.5	1.9
Total operating expenses	86.9	89.4	Total operating expenses	85.4	86.7
Income from operations	13.1	10.6	Income from operations	14.6	13.3
Net interest and other income	0.2	0.2	Net interest and other income	0.2	0.2
Income before income taxes	13.3	10.8	Income before income taxes	14.8	13.5
Income taxes	5.4	4.3	Income taxes	6.0	5.4
Net Income	7.9%	6.5%	Net Income	8.8%	8.1%

(1)	Gross fuel expense without fuel surcharge revenue.
(2)	Net fuel expense including fuel surcharge revenue.
*	There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2009 and March 31, 2008 is set forth below.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Total revenue for the quarter ended March 31, 2009 decreased 15.7% to $148.7 million, from $176.4 million for the same period in 2008.  Total revenue for the 2009 period included $15.6 million of fuel surcharge revenue, compared to $35.1 million in the 2008 period.  In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 5.8% to $133.1 million for the quarter ended March 31, 2009, from $141.3 million for the same period in 2008.  The industry wide supply of truckload equipment continued to outpace demand in the first quarter, which resulted in a 4.7% decrease in equipment utilization.  At the end of the quarter we operated 10 fewer trucks compared to year-end, but approximately 15 more than the first quarter of last year.  Our average length of haul decreased 8.7% to 481 miles.  While revenue per loaded mile was up about 60 basis points year-over-year, it was not enough to offset an increase in non-paid miles and a decrease in average miles per tractor, resulting in a 4.7% decrease in average revenue per tractor.  Non-paid miles increased to 12.5% from 11.9% in the first quarter of last year.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 36.3% for the quarter ended March 3, 2009, from 35.4% for the same period in 2008.  The increase is primarily due to a combination of a decrease in revenue, lower equipment utilization, and a slight increase in workers compensation costs.  For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.0% for the three months ended March 31, 2009, from 13.1% for the same period in 2008.  The decrease in fuel expense is due to lower diesel fuel prices combined with ongoing success of internal initiatives to improve fuel efficiency.  These initiatives enabled us to show improvements in reducing idle time, controlling out-of-route miles, and improving fuel purchasing.  We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense.  Fuel surcharge revenue was $15.6 million for the three months ended March 31, 2009, compared to $35.1 million for the same period in 2008.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 7.5% for the three months ended March 31, 2009, compared to 6.6% for the same period in 2008.  Operations and maintenance increased as a percentage of revenue primarily because of a modest increase in fleet age and a decrease in revenue per tractor that less efficiently covered the fixed portion of these costs.  Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.0% for the three months ended March 31, 2009, compared to 5.0% for the same period in 2008.  During the quarter we saw benefits from continued improvement in insurance and claims expense.  Over the last 24 months we have implemented the Smith Systems training throughout our service center network.  We believe such training and other management efforts were contributing factors to the reduction in our insurance and claims expense.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased slightly 2.7% for the three months ended March 31,  2009, compared to 2.6% for the same period in 2008.

Communications expense as a percentage of revenue, before fuel surcharge, increased slightly to 1.1% for the three months ended March 31, 2009, compared to 1.0% for the same period in 2008.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 13.3% for the three months ended March 31, 2009, compared to 12.0% for the same period in 2008.  The increase in depreciation and amortization expense is primarily due to decrease in revenue and lower equipment utilization.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis.  Purchased transportation expense as a percentage of revenue, before fuel surcharge, decreased to 8.0% for the three months ended March 31, 2009, from 9.1% for the same period in 2008.  The decrease in this category is mainly due to a decrease in payments made to outside carriers for transportation services arranged by our brokerage division, which experienced a year-over-year decline in brokerage revenue.  Excluding purchased transportation activities from our brokerage division, this expense as a percentage of revenue, before fuel surcharge, would have decreased slightly to 3.4% for the quarter ended March 31, 2009, compared to 3.7% for the same period in 2008.  As of March 31, 2009, 6.7% of our fleet was comprised of independent contractors, compared to 5.3% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.5% for the three months ended March 31, 2009, compared to 1.9% for the same period in 2008.  The increase is due to the combination of increases in bad debt expense, computer expense, rent expense, and general administrative expense.  Gains from sale of used equipment are included in miscellaneous operating expenses.  Gains from sale of equipment increased to $839,000 in the first quarter of 2009, compared to $672,000 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.4% for the three months ended March 31, 2009, compared to 86.7% for the same period in 2008.

Net interest income and other income as a percentage of revenue, before fuel surcharge, remained constant at 0.2% for both quarters ended March 31, 2009 and 2008.  We had no outstanding debt at March 31, 2009 or 2008.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have increased slightly to 40.5% for the quarter ended March 31, 2009, compared to 39.9% for the same period a year ago.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 8.8% for the three months ended March 31, 2009, compared to 8.1% for the same period in 2008.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

We generated significant cash flow from operations during the first quarter of 2009.  Net cash provided by operating activities was $33.1 million for the three months ended March 31, 2009, compared to $39.2 million for the same period in 2008.  Excluding the increase in our short-term investments due to investing more cash, our net cash provided by operating activities would have been $47.9 million for the three months ended March 31, 2009, compared to $38.7 million for the same period a year ago.  Our cash, cash equivalents, and short-term investments grew by $29.1 million since December 31, 2008, after spending $8.2 million during the quarter for dividends and stock re-purchases.

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2009, compared to $21.2 million for the 2008 period.  The decrease is mainly due to a reduction in capital expenditures for revenue equipment in the current period.  Net capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, less equipment sales, decreased $10.7 million, to $10.9 million for the three months ended March 31, 2009, compared to $21.6 million for the 2008 period.  We currently anticipate total capital expenditures, net of equipment sales, of approximately $70.0 million for the year.  This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $7.8 million for the three months ended March 31, 2009, compared to $20.3 million for the same period in 2008.  The decrease in cash used in financing activities is primarily due to reduced payments relating to our stock repurchase plan.  In the three months ended March 31, 2009, we spent $4.9 million to repurchase 389,000 shares of our common stock, compared to $18.1 million spent to repurchase 1,218,500 shares of our common stock for the three months ended March 31, 2008.  Cash dividends paid in the first quarter of 2009 also increased approximately $750,000, compared to the 2008 period.  This increase resulted from us increasing our quarterly cash dividend paid to common stock shareholders from $0.03 per share to $0.04 per share in the second quarter of 2008.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million.  At March 31, 2009, the line of credit consisted solely of issued but unused letters of credit totaling $35.2 million.  These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs.  We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2009.

As of March 31, 2009, our balance sheet continued to be debt-free while our cash and short-term investment balance grew to $83.0 million.  During encouraging freight markets, we have historically self-funded our growth by purchasing equipment with the cash generated from our operations.  Even during the less-encouraging freight market that existed during the first quarter of 2009, we continued to generate a significant amount of cash which allowed us to repurchase shares, return capital to shareholders as a dividend, and be in a position to fund possible strategic acquisitions.

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

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  As of March 31, 2009, we did not have any tractors held under operating leases, compared to 13 tractors held under operating leases at March 31, 2008.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment".

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments.  There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2008 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise.  We attempt to manage our interest rate risk by managing the amount of debt we carry.  We did not have any debt outstanding at March 31, 2009, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of March 31, 2009, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2008, in the section entitled "Item 1A.  Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth on our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

Our business is subject to certain credit factors affecting the global economy that are largely out of our control and that could have a material adverse effect on our operating results.

There continues to be widespread concern over the instability of the credit markets and the current credit market effects on the economy.  If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes.  If the credit and equity markets continue to erode, our ability to do so may be constrained.  Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
01/01/09 – 01/31/09	-	-	-	2,409,956
02/01/09 – 02/28/09	-	-	-	2,409,956
03/01/09 – 03/31/09	389,000	$12.60	389,000	2,020,956
Total	389,000	$12.60	389,000	2,020,956

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  See Note 11 for additional information with respect to our share repurchase programs.

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

KNIGHT TRANSPORTATION, INC.

Date: May 11, 2009	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 11, 2009	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant