Form 10-Q
period 2009-06-30
KNIGHT TRANSPORTATION INC
filed 2009-08-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
☐ Yes             ☒ No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of July 31, 2009 was 83,138,526 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of June 30, 2009 and December 31, 2008 (In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$22,829	$22,027
Short-term investment	56,553	31,877
Accounts receivable, net	69,445	70,810
Notes receivable, net	1,073	159
Prepaid expenses	7,526	7,108
Other current assets and assets held for sale	15,406	13,258
Income tax receivable	-	774
Current deferred tax asset	7,148	6,480
Total current assets	179,980	152,493

Property and Equipment:
Land and land improvements	29,547	28,556
Buildings and improvements	66,494	58,365
Furniture and fixtures	7,435	7,472
Shop and service equipment	6,026	4,970
Revenue equipment	550,583	558,561
Leasehold improvements	1,691	1,185
	661,776	659,109
Less: Accumulated depreciation and amortization	(192,920)	(186,881)
Property and equipment, net	468,856	472,228
Notes receivable – long-term	2,000	674
Goodwill	10,343	10,353
Intangible assets, net	144	176
Long-term deferred tax assets	-	5,877
Other long-term assets & restricted cash	7,422	5,139
Total assets	$668,745	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of June 30, 2009 and December 31, 2008 (In thousands, except par values)

	June 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,845	$6,195
Accrued payroll and purchased transportation	9,684	7,432
Accrued liabilities	11,334	6,273
Claims accrual – current portion	14,693	15,239
Total current liabilities	48,556	35,139

Long-term Liabilities:
Claims accrual – long-term portion	14,628	15,236
Deferred tax liabilities	106,916	112,661
Total long-term liabilities	121,544	127,897

Total liabilities	170,100	163,036

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,130 and 83,383 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	831	834
Additional paid-in capital	111,694	108,885
Retained earnings	386,120	374,185
Total shareholders' equity	498,645	483,904
Total liabilities and shareholders' equity	$668,745	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Revenue, before fuel surcharge	$144,261	$154,833	$277,390	$296,135
Fuel surcharge	17,819	51,274	33,409	86,383
Total revenue	162,080	206,107	310,799	382,518
OPERATING EXPENSES:
Salaries, wages and benefits	49,999	53,895	98,302	103,906
Fuel	33,579	72,730	62,458	126,286
Operations and maintenance	10,737	10,647	20,725	19,947
Insurance and claims	5,392	7,713	10,709	14,779
Operating taxes and licenses	3,433	3,852	6,995	7,504
Communications	1,350	1,473	2,822	2,888
Depreciation and amortization	17,620	17,118	35,321	34,071
Lease expense – revenue equipment	-	36	-	90
Purchased transportation	15,277	14,570	25,972	27,491
Miscellaneous operating expenses	3,907	3,350	7,261	6,107
Total operating expenses	141,294	185,384	270,565	343,069

Income from operations	20,786	20,723	40,234	39,449

Interest income	349	190	655	445
Other income	-	225	(21)	225
Income before income taxes	21,135	21,138	40,868	40,119

Income taxes	8,568	8,446	16,558	16,010

Net income	$12,567	$12,692	$24,310	$24,109

Earnings per common share:
Basic	$0.15	$0.15	$0.29	$0.28
Diluted	$0.15	$0.15	$0.29	$0.28

Weighted average number of common shares outstanding:
Basic	83,069	85,523	83,165	85,901
Diluted	83,518	86,104	83,507	86,427

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:

Net income	$24,310	$24,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,321	34,071
Gain on sales of equipment	(1,276)	(1,145)
Earn-out on sold investment	-	(225)
Impairment loss due to fire	25	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	112	135
Provision for allowance for doubtful accounts	1,667	540
Excess tax benefits related to stock-based compensation	(211)	(283)
Stock option expense	1,582	1,555
Deferred income taxes	(536)	6,814
Changes in assets and liabilities:
Increase in short-term investments	(24,676)	(4,082)
Decrease (increase) in trade receivables	89	(11,948)
Increase in other current assets	(215)	(574)
(Increase) decrease in prepaid expenses	(418)	596
Decrease (increase) in income tax receivable	774	(2,359)
Decrease (increase) in other assets	63	(28)
(Decrease) increase in accounts payable	(1,696)	1,917
Increase in accrued liabilities and claims accrual	6,399	3,972

Net cash provided by operating activities	41,314	53,065

Cash Flow From Investing Activities:

Purchase of property and equipment	(46,392)	(54,328)
Proceeds from sales of equipment	18,524	23,811
Proceeds from insurance claim settlement	300	-
Decrease in notes receivable	683	374
Restricted cash activity	(2,228)	-
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	225
Investments in Transportation Resource Partners	(150)	-
Return of investment in Transportation Resource Partners	43	10

Net cash used in investing activities	(29,220)	(29,908)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flow From Financing Activities:
Dividends paid	(7,479)	(6,000)
Payments to acquire treasury stock	(4,900)	(18,084)
Excess tax benefits related to stock-based compensation	211	283
Proceeds from exercise of stock options	876	1,331

Net cash used in financing activities	(11,292)	(22,470)

Net increase in cash and cash equivalents	802	687
Cash and cash equivalents, beginning of period	22,027	23,688

Cash and cash equivalents, end of period	$22,829	$24,375

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$8,389	$715
Retirement of treasury stock	$4,900	$18,084
Transfer from property and equipment to assets held for sale	$14,518	$7,034
Financing provided to independent contractors for equipment sold	$3,302	$345

Cash Flow Information:
Income taxes paid	$13,859	$11,225

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1.                                Financial Information

References in this Report to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

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

Note 2.                                Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months and six months ended June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Gross stock compensation expense, net of forfeitures	$828	$890	$1,582	$1,555
Income tax	$(336)	$(356)	$(641)	$(621)
Net stock compensation expense after tax	$492	$534	$941	$934

We received approximately $536,000 and $876,000 in cash from the exercise of stock options during the three months and six months ended June 30, 2009, respectively, compared to $1,023,000 and $1,331,000 for the same periods in 2008.

As of June 30, 2009, there was $13.6 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.5 years and a total period of 6.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  No grants were issued in the three months ended June 30, 2009.

	Three Months Ended June 30,
	2009	2008
Dividend yield (1)	N/A	.90%
Expected volatility (2)	N/A	33.83%
Risk-free interest rate (3)	N/A	3.43%
Expected terms (4)	N/A	6.16 years
Weighted average fair value of options granted	N/A	$6.18

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts.  We increased our quarterly cash dividend paid to common stock shareholders from $0.04 per share to $0.05 per share in the second quarter 2009.  The dividend yield for the three month period ended June 30, 2009 would have increased accordingly had we granted options during the period.

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

A summary of the award activity under the 2003 Plan as of June 30, 2009, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2008	4,993,691	14.69
Granted	12,500	13.31
Exercised	(129,831)	6.74
Forfeited	(180,445)	14.78
Outstanding as of 06/30/2009	4,695,915	14.87

Note 3.                                Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding – basic	83,069	85,523	83,165	85,901
Effect of stock options	449	581	342	526
Weighted average common shares outstanding – diluted	83,518	86,104	83,507	86,427

Net income	$12,567	$12,692	$24,310	$24,109
Earnings per common share
Basic	$0.15	$0.15	$0.29	$0.28
Diluted	$0.15	$0.15	$0.29	$0.28

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of anti-dilutive shares	1,557,185	1,239,435	2,439,736	1,707,985

Note 4.                                Segment Information

Our operating segments consist of our asset-based segment and our non-asset-based segment.  Our asset-based segment includes our dry van, temperature controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers.  As a result, we have determined that it is appropriate to aggregate these operations into one reportable operating segment consistent with the guidance in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."   Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under SFAS No. 131.  The accompanying interim financial statements are reflective of the operating results of our combined reportable segments.  The results of operations of our non-asset-based reportable segment are not material to our consolidated financial statements as a whole.  Therefore, we have not presented separate financial information for our reportable segments.  For the three months ended June 30, 2009, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.8% of our consolidated revenue, 2.5% of our consolidated net income, and 1.2% of our consolidated assets.  For the six months ended June 30, 2009, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.4% of our consolidated revenue and 2.2% of our consolidated net income.

Brokerage revenue, including intercompany transactions and fuel surcharge, for the three-month and six-month periods ended June 30, 2009 was $9.4 million and $16.9 million, respectively, compared to $11.6 million and $21.3 million, respectively, for the same periods a year ago.  Net income for our brokerage operations was approximately $0.3 million and $0.5 million, respectively, for the three-month and six-month periods ended June 30, 2009, compared to $0.2 million and $0.6 million, respectively, for the same periods a year ago.  Brokerage assets at June 30, 2009 were $7.8 million, compared to $6.4 million as of December 31, 2008.

Note 5.                                Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                                Dividends

On May 21, 2009, we declared a cash dividend of $0.05 per share of our common stock.  The dividend was payable to shareholders of record on June 5, 2009, and was paid on June 26, 2009.  This is a $0.01 per share increase from the prior quarter.

Note 7.                                Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the assets acquired.  The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2009 follow:

Goodwill:	In Thousands
Balance at December 31, 2008	$10,353
Amortization relating to deferred tax assets	(10)
Balance at June 30, 2009	$10,343

Intangible Assets:	In Thousands
Balance at December 31, 2008	$176
Amortization	(32)
Balance at June 30, 2009	$144

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for each of the fiscal years 2009 to 2010 and $52,000 for fiscal year 2011.

Note 8.                      Investment Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to invest $5.0 million out of approximately $260.0 million total.  In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At June 30, 2009, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.2%.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP.  The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP.  As of June 30, 2009, we had contributed $270,000 to TRP III and our outstanding commitment to TRP III was approximately $14.7 million.

Note 9.                      Assets Held for Sale

Included in "Other current assets and assets held for sale" on the Balance Sheet at June 30, 2009 and December 31, 2008 is $12.0 million and $10.0 million, respectively, of revenue equipment that will not be utilized in continuing operations and is being held for sale.  Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs.  We periodically review the carrying value of these assets for possible impairment.  No impairments were recorded in the three months and six months ended June 30, 2009.  We expect to sell these assets and replace them with new assets within twelve months.

Note 10.                      Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  For interim reporting purposes, our income tax provisions are recorded based on the estimated annual effective tax rate.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

During 2007, we resolved certain tax positions, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance has not changed since then and remained at $195,000 at June 30, 2009.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of June 30, 2009.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense.  Accrued interest as of June 30, 2009 and 2008 was $70,000 and $55,000, respectively.  Accrued penalties as of June 30, 2009 and 2008 was $49,000.

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

In 2008, we repurchased a total of 3,590,044 shares under both authorizations for approximately $53.6 million.  In the first quarter of 2009, we purchased 389,000 shares of our common stock in the open market for approximately $4.9 million.  We did not purchase any shares during the quarter ended June 30, 2009.  The shares acquired have been retired and are available for future issuance.  The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases.  As of June 30, 2009, there were 2,020,956 shares remaining for future purchases under our repurchase program.

Note 12.                      Cash & Cash Equivalents and Short-Term Investments

Our cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk.

Our short-term investments are held for trading and comprised of marketable debt securities (which includes municipal securities) and variable rate demand notes with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income.  At June 30, 2009, our short term investments consisted of municipal securities only.  Our short-term investments did not experience any significant unrealized gain or loss for the six-month period ended June 30, 2009.

Note 13.                      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements" ("SFAS 157").  SFAS 157 (as amended) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement.  The adoption of FSP No. FAS 157 did not have a material impact on the Company’s  consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2009.
	Balance at June 30, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$18,992	$18,992	-	-
Short-term investments	$56,553	-	$56,553	-
Restricted cash – money market funds	$2,167	$2,167	-	-
Restricted long-term investments	$631	-	$631	-

We did not have any variable rate demand notes as of June 30, 2009.

Note 14.                      Recent Accounting Pronouncements

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  We adopted this pronouncement on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  We adopted this pronouncement on April 1, 2009 and have included the disclosures in our interim consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,  is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  We adopted this pronouncement on April 1, 2009 and it did not have a material  impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  We adopted SFAS No. 165 on April 1, 2009 and provided the required disclosures.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We do not expect the adoption of SFAS 167 to have any impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles", a replacement of FASB Statement No. 162 (the "Codification").  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the Codification, it will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect SFAS No. 168 to have a material impact on our financial statements and related disclosures.

Note 15.                      Subsequent Events

We evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on August 10, 2009.

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

Historically, the primary source of our revenue growth has been our ability to open and develop new regional service centers and brokerage branches in selected geographic areas.  Much of this growth prior to 2007 occurred in our core dry van business.  Knight Refrigerated and Knight Brokerage, established in 2004 and 2005, respectively, reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to Knight.  In 2008, we further enhanced our services with our drayage activities through Knight Intermodal at the Southern California ports, where we believe our familiarity with the markets, ability to offer intermodal shippers multiple services, and superior technology afford us a competitive advantage over many drayage operations.  As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

As of June 30, 2009, we operated 35 asset-based service centers (consisting of 29 dry van and six temperature controlled service centers) and 12 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.  The results of our brokerage activities were relatively insignificant for the second quarter of 2009 and therefore a detailed discussion of the financial results of these operations will not be separately presented.

Outlook

Our industry is currently facing significant challenges due to weak demand and pricing pressure.  Our ability to respond to these challenges is rooted in the following three key attributes: (1) an intense focus on cost control; (2) a strong balance sheet, and (3) diversified service offerings.  While we do not underestimate the pricing challenges ahead of us, we believe our model provides us with the flexibility to respond appropriately in this environment.

During 2008 and continuing into 2009, numerous industry competitors have closed down, and many that remained in business have downsized their fleets in response to economic weakness, rising costs, and tight credit conditions.  Intense competition has also led to rate reduction.  While demand for freight movements remained weak in the second quarter, we did experience an increase in seasonal demand as the quarter progressed.

Our plan during this environment continues to be to provide high levels of localized service through our network of service centers and branches, to ratchet up our already intense focus on controlling costs, and to evaluate strategic opportunities that can create value for our shareholders without undue risk.

While we are cautiously optimistic about modest seasonal recovery in business activity, it is not within our means to foresee when industry supply and demand fundamentals will come back into balance.  However, we are confident in our competitive position and our ability to execute our model.  We believe we are in a strong financial position and that our strategy for growth is sound.  We believe that our level of profitability, fleet renewal strategy, and use of owner-operators should enable us to internally finance attractive levels of fleet growth when demand conditions are right.  Based on our growing network, a history of low cost operation and solid execution, and access to substantial capital resources, we are very optimistic about our competitive position and our ability to perpetuate our model based on leading growth and profitability.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended June 30, 2009, our results of operations changed as follows versus the same period in 2008:

▪	Revenue, before fuel surcharge, decreased 6.8%, to $144.3 million from $154.8 million;

▪	Net income increased 1.0% to $12.6 million, compared to $12.7 million; and

▪	Net income per diluted share remained at $0.15 for both periods.

Our industry is facing significant challenges due to weak demand for transportation and pricing competition.  Despite these challenges, each of our operations posted year-over-year increases in the loads hauled.  Refrigerated load count was up over 35% after posting 30% growth in the first quarter of this year.  Brokerage, which experienced a decline in shipments in first quarter, turned positive again in the second quarter.

In the second quarter, equipment productivity, as measured by average revenue per tractor, decreased 8.1% to $36,329, compared to $39,527 in the same quarter a year ago.  We experienced a high level of bid activity in the first quarter.  While the flurry of bid activity has subsided, results from the earlier bids have led to price reduction.  Our revenue per total mile decreased 3.8% compared to the same quarter a year ago.  Our revenue before fuel surcharge decreased 6.8% in the current quarter, while our operating income improved modestly by 0.3%, compared to the second quarter of 2008.  Our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.6% for the quarter ended June 30, 2009, a 1.0% improvement compared to 86.6% for the same period a year ago.  Operating ratio was helped by lower diesel fuel prices, improvements in claims and insurance expense, and other ongoing internal initiatives to reduce costs.

We decreased our tractor count by 17 units as of June 30, 2009, to 3,751 tractors, compared to 3,768 tractors a year ago.  Our average company tractor count declined in the second quarter of this year compared to a year ago, while our owner operator fleet grew by approximately 114 units.  Within the company-owned fleet, we expanded the refrigerated fleet while modestly reducing our dry van fleet during the quarter ended June 30, 2009.  We believe these changes leave us better positioned for the second half of this year.

For the quarter, we spent $17.0 million in net capital expenditures.  At June 30, 2009, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $79.4 million, and our shareholders' equity was $498.6 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended June 30,		(C) (Fuel surcharge included in revenue) Six-Month Period Ended June 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Six-Month Period Ended June 30,

	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	30.9	26.1	34.7	34.7	31.6	27.2	35.4	35.1
Fuel	20.7	35.3	10.9	13.9	20.1	33.0	10.5	13.5
Operations and maintenance	6.6	5.2	7.4	6.9	6.7	5.2	7.5	6.7
Insurance and claims	3.3	3.7	3.7	5.0	3.4	3.9	3.9	5.0
Operating taxes and licenses	2.1	1.9	2.4	2.5	2.3	2.0	2.5	2.5
Communications	0.8	0.7	1.0	1.0	0.9	0.8	1.0	1.0
Depreciation and amortization	10.9	8.3	12.2	11.0	11.4	8.9	12.7	11.5
Lease expense – revenue equipment	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Purchased transportation	9.4	7.1	10.6	9.4	8.4	7.2	9.4	9.3
Miscellaneous operating expenses	2.4	1.6	2.7	2.2	2.3	1.5	2.6	2.1
Total operating expenses	87.1	89.9	85.6	86.6	87.1	89.7	85.5	86.7
Income from operations	12.9	10.1	14.4	13.4	12.9	10.3	14.5	13.3
Net interest income	0.2	0.1	0.2	0.1	0.2	0.1	0.2	0.1
Other income	0.0	0.1	0.0	0.2	0.0	0.1	0.0	0.1
Income before income taxes	13.1	10.3	14.6	13.7	13.1	10.5	14.7	13.5
Income taxes	5.3	4.1	5.9	5.5	5.3	4.2	6.0	5.4
Net income	7.8%	6.2%	8.7%	8.2%	7.8%	6.3%	8.7%	8.1%

* There are minor rounding differences in the table.

A discussion of our results of operations for the six and three months ended June 30, 2009 and June 30, 2008 is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2009 to Six Months and Three Months Ended June 30, 2008.

Total revenue for the six months ended June 30, 2009 decreased 18.7% to $310.8 million from $382.5 million for the same period in 2008.  Total revenue included $33.4 million of fuel surcharge revenue in the 2009 period compared to $86.4 million in the 2008 period.  Total revenue for the quarter ended June 30, 2009 decreased 21.4% to $162.1 million, from $206.1 million for the same period in 2008.  Total revenue for the quarter included $17.8 million of fuel surcharge revenue in the 2009 period, compared to $51.3 million in the 2008 period.  In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 6.3% to $277.4 million for the six months ended June 30, 2009 from $296.1 million for the same period in 2008.  Revenue, before fuel surcharge, decreased 6.8% to $144.3 million for the quarter ended June 30, 2009, from $154.8 million for the same period in 2008.  The industry wide supply of truckload equipment continued to outpace demand in the second quarter, resulting in an 8.1% decrease in equipment utilization.  At the end of June we operated 17 fewer trucks compared to year ago, while year-to-date we have increased truck count by 52 units since year-end.  Our non-paid empty mile percentage increased to 11.7% from 11.2% in the year ago period, which was attributable to weak freight demand and a shorter length of haul.  For the six months ended June 30, 2009, our average length of haul decreased to 474 miles from 525 miles in the same period last year.  The drayage activities in our intermodal business had a modestly negative effect on our average length of haul during the first half of 2009.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.4% for the six months ended June 30, 2009, compared to 35.1% for the same period in 2008.  Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, remained constant at 34.7% for both quarters ended June 30, 2009 and 2008.  The year-to-date increase is primarily due to the combination of a decrease in revenue, lower equipment utilization, and an increase in workers compensation costs.  A decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors, helped off-set the increase in salary expense for the quarter.  At June 30, 2009, 92.0% of our fleet was operated by company drivers, compared to 95.2% at June 30, 2008.  For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.5% for the six months ended June 30, 2009, from 13.5% for the same period in 2008.  For the quarter ended June 30, 2009, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.9% from 13.9% for the same period in 2008.  The decrease in fuel expense is due to lower diesel fuel prices combined with ongoing success of internal initiatives to improve fuel efficiency.  These initiatives enabled us to show improvements in reducing idle time, controlling out-of-route miles, and improving our discipline with respect to fuel purchases and fuel stop routing.  We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense.  Fuel surcharge revenue was $33.4 million for the six months ended June 30, 2009, compared to $86.4 million for the same period in 2008.  For the quarter ended June 30, 2009, fuel surcharge revenue was $17.9 million compared to $51.3 million for the same quarter in 2008.  Declining fuel prices led to a significant decrease in fuel surcharge revenue during the first six months of 2009.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 7.5% for the six months ended June 30, 2009, compared to 6.7% for the same period in 2008.  For the quarter ended June 30, 2009, operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 7.4% compared to 6.9% for the same quarter in 2008.  Operations and maintenance increased as a percentage of revenue primarily because of a modest increase in fleet age and a decrease in revenue per tractor that less efficiently covered the fixed portion of these costs.  These items more than offset an increase in the percentage of our fleet provided by independent contractors, who pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.9% for the six months ended June 30, 2009, compared to 5.0% for the same period in 2008.  For the quarter ended June 30, 2009, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.7% compared to 5.0% for the same quarter in 2008.  During the quarter, we saw benefits from continued improvement in insurance and claims expense.  Over the last 24 months we have implemented the Smith Systems training throughout our service center network.  We believe such training program and other management efforts have been instrumental factors in reducing the severity and frequency of accidents.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for the six-month periods ended June 30, 2009 and 2008.  For the quarter ended June 30, 2009, operating taxes and licenses expense decreased slightly to 2.4%, compared to 2.5% for the same periods in 2008.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 1.0% for the six-month and three-month periods ended June 30, 2009 and 2008.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 12.7% for the six-month period ended June 30, 2009, compared to 11.5% for the same period in 2008.  For the quarter ended June 30, 2009, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 12.2% compared to 11.0% for the same quarter in 2008.  The increase in depreciation and amortization expense is primarily due to decrease in revenue and lower equipment utilization.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis.  Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 9.4% for the six months ended June 30, 2009, from 9.3% for the same period in 2008.  For the quarter ended June 30, 2009, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 10.6% compared to 9.4% for the same quarter in 2008.  The increase in this category is mainly due to an increase in the number of independent contractors we are using in our truckload operations.  The number of independent contractors at June 30, 2009 increased to 299 as of June 30, 2009, compared to 185 a year ago.  As of June 30, 2009, 8.0% of our fleet was comprised of independent contractors, compared to 4.8% a year ago.  While the number of independent contractors increased, outside carrier services for our non-asset based operations has decreased due to lowered demand for brokerage freight.  Demand for brokerage freight started out especially weak in the beginning of the year, but picked up in the second quarter.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.6% for the six-month period ended June 30, 2009, compared to 2.1% for the same period in 2008.  For the quarter ended June 30, 2009, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.7% compared to 2.2% for the same quarter in 2008.  The increase is due to the combination of increases in bad debt expense, rent expense, and general administrative expense.  Gains from sale of used equipment are included in miscellaneous operating expenses.  Gains from sale of equipment decreased slightly to $437,000 in the second quarter of 2009, compared to $473,000 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), decreased to 85.5% for the six months ended June 30, 2009, from 86.7% for the same period in 2008.  For the quarter ended June 30, 2009, our operating ratio decreased to 85.6% from 86.6% for the same quarter in 2008.

Net interest income and other income as a percentage of revenue, before fuel surcharge, remained constant at 0.2% for the six months ended June 30, 2009 and 2008.  For the quarter ended June 30, 2009, net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.2%, from 0.3% for the same period in 2008.  Other income in the prior year included an earn-out distribution of $225,000 for the sale of our investment in Concentrek, which was sold in 2005.  We had no outstanding debt at June 30, 2009 or 2008.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have increased slightly to 40.5% for the six month and three month periods ended June 30, 2009, compared to 39.9% for the six month period ended June 30, 2008 and 40.0% for the three month period ended June 30, 2008.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 8.7% for the six month and three month periods ended June 30, 2009, compared to 8.1% for the six month period ended June 30, 2008, and 8.2% for the three month period ended June 30, 2008.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $41.3 million for the six months ended June 30, 2009, compared to $53.1 million for the same period in 2008.  Excluding the increase in our short-term investments due to investing more cash, our net cash provided by operating activities would have been $66.0 million for the six months ended June 30, 2009, compared to $57.1 million for the same period a year ago.  Our cash, cash equivalents, and short-term investments grew by $25.5 million since December 31, 2008, after spending $12.4 million during the six months ended June 30, 2009 for dividends and stock re-purchases.

Net cash used in investing activities was $29.2 million for the six months ended June 30, 2009, compared to $29.9 million for the 2008 period.  Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, decreased $2.6 million, to $27.9 million for the six months ended June 30, 2009, compared to $30.5 million for the 2008 period.  In the quarter ended June 30, 2009, we also set aside $2.2 million in restricted cash to meet statutory requirements relating to our self-insurance program.  We currently anticipate total capital expenditures, net of equipment sales, of approximately $75.0 million for the year.  This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $11.3 million for the six months ended June 30, 2009, compared to $22.5 million for the same period in 2008.  The decrease in cash used in financing activities is primarily due to a reduction in cash payments to acquire treasury stock.  For the six month period ended June 30, 2009, we spent $4.9 million to repurchase 389,000 shares of our common stock, compared to $18.1 million to repurchase 1,218,500 shares of our common stock in the same period a year ago.  Cash dividends paid in the current year also increased approximately $1.5 million, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.04 per share to $0.05 per share in the second quarter of 2009.  We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million.  At June 30, 2009, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $35.3 million.  These letters of credit are issued to various regulatory authorities in connection with our self-insured retention.  We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at June 30, 2009.

As of June 30, 2009, our balance sheet continued to be debt-free while our cash and short-term investment balance grew to $79.4 million.  During encouraging freight markets, we have historically self-funded our growth by purchasing equipment with the cash generated from our operations.  Recently, during the less-encouraging freight market, we continued to generate a significant amount of cash which allowed us to repurchase shares, return capital to shareholders as a dividend, and be in a position to fund possible strategic acquisitions.

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

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  We did not have any tractors held under operating leases as of June 30, 2009.  A year ago we had a few tractors remaining under operating leases at the beginning of second quarter, however, the lease terms expired June 30, 2008.  We have not had any leased tractors since June 30, 2008.  Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment".

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management.  The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments.  There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2008 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise.  We attempt to manage our interest rate risk by managing the amount of debt we carry.  We did not have any debt outstanding at June 30, 2009, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of June 30, 2009, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have confidence in our disclosure controls and procedures and internal control over financial reporting.  Nevertheless, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters.

Item 1A.                      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2008, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth on our Form 10-K for the year ended December 31, 2008, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

Our business is subject to certain credit factors that affect the global economy, that are largely out of our control, and that could have a material adverse effect on our operating results.

There continues to be concern over the instability of the credit markets and the current and recent credit market effects on the economy.  If the economy and credit markets weaken further, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes.  If the credit and equity markets erode further, our ability to do so may be constrained.  Additionally, the recent stresses in the credit market have caused some uncertainty in the equity markets, which may result in volatility of the market price for our securities.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the second quarter of 2009.  See Note 11 for additional information with respect to our share repurchase programs.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Submission of Matters to a Vote of Security Holders

Proposal 1:

Our Annual Meeting of Shareholders was held on May 21, 2009.  At the Annual Meeting, the shareholders elected Gary J. Knight, G.D. Madden, and Kathryn L. Munro to serve as Class II directors for a term of three years.  Donald A. Bliss, Kevin P. Knight, Michael Garnreiter, Randy Knight, and Richard J. Lehmann continued as directors of the Company after the Annual Meeting.

Shareholders representing 73,360,858 shares, or approximately 88% of the Company's outstanding Common Stock as of the record date, were present in person or by proxy at the Annual Meeting.  A tabulation of the vote with respect to each director nominee follows:

	Votes For	Votes Against or Withheld/Abstentions

Gary J. Knight	71,227,027	2,133,831
G.D. Madden	68,466,621	4,894,237
Kathryn L. Munro	68,948,501	4,412,357

Proposal 2:

At the Annual Meeting, the shareholders approved a new Employee Stock Purchase Plan, which was adopted by the Board of Directors on February 11, 2009, subject to shareholder approval.  A tabulation of the vote with respect to this proposal follows:

Votes For:	65,117,470
Votes Against or Withheld:	97,321
Abstentions:	19,836
Broker Non-Votes:	8,126,231

Proposal 3:

At the Annual Meeting, the shareholders approved an amendment and restatement to the Company's Amended and Restated 2003 Stock Option Plan, which among other things (i) renames the 2003 Stock Option Plan the "Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan", (ii) provides additional terms and administrative procedures applicable to restricted stock grants, and (iii) authorizes the issuance of stock appreciation rights.  A tabulation of the vote with respect to this proposal follows:

Votes For:	62,181,028
Votes Against or Withheld:	2,674,779
Abstentions:	378,819
Broker Non-Votes:	8,126,232

Proposal 4:

At the Annual Meeting, the shareholders voted against a one-time stock option exchange program for employees and an accompanying amendment to the Company’s Stock Option and Equity Compensation Plan to permit such exchange.  A tabulation of the vote with respect to this proposal follows:

Votes For:	25,364,866
Votes Against or Withheld:	39,491,549
Abstentions:	378,211
Broker Non-Votes:	8,126,232

Proposal 5:

At the Annual Meeting, the shareholders voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm.  A tabulation of the vote with respect to this proposal follows:

Votes For:	73,327,920
Votes Against or Withheld:	15,673
Abstentions:	17,264

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

(4.3)
Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan.  (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

	(4.4)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

Exhibit 10	(10.1)
Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan.  (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

	(10.2)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: August 10, 2009	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 10, 2009	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant