Form 10-Q
period 2009-09-30
KNIGHT TRANSPORTATION INC
filed 2009-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 31, 2009 was 83,263,855 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of September 30, 2009 and December 31, 2008 (In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,099	$22,027
Short-term investments	69,362	31,877
Accounts receivable, net	71,016	70,810
Notes receivable, net	2,898	159
Prepaid expenses	11,213	7,108
Other current assets and assets held for sale	17,819	13,258
Income tax receivable	2,140	774
Current deferred tax asset	5,232	6,480
Total current assets	182,779	152,493

Property and Equipment:
Land and land improvements	31,908	28,556
Buildings and improvements	67,908	58,365
Furniture and fixtures	7,087	7,472
Shop and service equipment	6,091	4,970
Revenue equipment	550,133	558,561
Leasehold improvements	1,851	1,185
	664,978	659,109
Less: Accumulated depreciation and amortization	(197,319)	(186,881)
Property and equipment, net	467,659	472,228
Notes receivable – long-term	2,274	674
Goodwill	10,338	10,353
Intangible assets, net	129	176
Long-term deferred tax assets	-	5,877
Other long-term assets & restricted cash	7,591	5,139
Total assets	$670,770	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of September 30, 2009 and December 31, 2008 (In thousands, except par values)

	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,516	$6,195
Accrued payroll and purchased transportation	9,293	7,432
Accrued liabilities	11,259	6,273
Claims accrual – current portion	13,235	15,239
Total current liabilities	40,303	35,139

Long-term Liabilities:
Claims accrual – long-term portion	13,044	15,236
Deferred tax liabilities	107,675	112,661
Total long-term liabilities	120,719	127,897

Total liabilities	161,022	163,036

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,244 and 83,383 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	832	834
Additional paid-in capital	113,849	108,885
Retained earnings	395,067	374,185
Total shareholders' equity	509,748	483,904
Total liabilities and shareholders' equity	$670,770	$646,940

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Revenue, before fuel surcharge	$150,190	$155,851	$427,580	$451,987
Fuel surcharge	22,942	53,806	56,351	140,188
Total revenue	173,132	209,657	483,931	592,175
OPERATING EXPENSES:
Salaries, wages and benefits	52,042	54,554	150,344	158,461
Fuel	38,962	70,844	101,421	197,130
Operations and maintenance	11,219	11,495	31,944	31,443
Insurance and claims	5,424	6,170	16,132	20,948
Operating taxes and licenses	3,765	3,799	10,760	11,303
Communications	1,331	1,481	4,153	4,368
Depreciation and amortization	18,204	17,663	53,524	51,734
Lease expense – revenue equipment	-	-	-	90
Purchased transportation	18,147	13,297	44,120	40,788
Miscellaneous operating expenses	3,304	4,115	10,564	10,221
Total operating expenses	152,398	183,418	422,962	526,486

Income from operations	20,734	26,239	60,969	65,689

Interest income	424	332	1,079	776
Other income (expense)	386	(19)	365	206
Income before income taxes	21,544	26,552	62,413	66,671

Income taxes	8,436	10,539	24,994	26,549

Net income	$13,108	$16,013	$37,419	$40,122

Earnings per common share:
Basic	$0.16	$0.19	$0.45	$0.47
Diluted	$0.16	$0.19	$0.45	$0.46

Weighted average number of common shares outstanding:
Basic	83,197	85,633	83,216	85,759
Diluted	83,630	86,268	83,584	86,332

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:

Net income	$37,419	$40,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,524	51,734
Gain on sales of equipment	(2,109)	(1,512)
Earn-out on sold investment	-	(225)
Gain from insurance claim settlement	(388)	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	112	135
Provision for allowance for doubtful accounts	2,458	1,002
Excess tax benefits related to stock-based compensation	(370)	(502)
Stock option expense	2,453	2,480
Deferred income taxes	2,140	10,053
Changes in assets and liabilities:
Increase in short-term investments	(37,486)	(20,406)
Increase in trade receivables	(1,881)	(3,868)
Increase in other current assets	(278)	(184)
(Increase) decrease in prepaid expenses	(4,104)	493
(Increase) decrease in income tax receivable	(1,366)	3,558
Decrease (increase) in other assets	68	(67)
Increase in accounts payable	349	4,111
Increase in accrued liabilities and claims accrual	3,065	5,714

Net cash provided by operating activities	53,606	92,638

Cash Flow From Investing Activities:

Purchase of property and equipment	(83,498)	(79,418)
Proceeds from sales of equipment	27,752	30,102
Proceeds from insurance claim settlement	699	-
(Increase) decrease in notes receivable	(799)	348
(Increase) decrease in restricted cash	(2,242)	25
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	225
Investments in Transportation Resource Partners	(306)	-
Return of investment in Transportation Resource Partners	43	10

Net cash used in investing activities	(58,351)	(48,708)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flow From Financing Activities:
Dividends paid	(11,641)	(9,429)
Payments to acquire treasury stock	(4,900)	(21,543)
Excess tax benefits related to stock-based compensation	370	502
Proceeds from exercise of stock options	1,988	2,286

Net cash used in financing activities	(14,183)	(28,184)

Net (decrease) increase in cash and cash equivalents	(18,928)	15,746
Cash and cash equivalents, beginning of period	22,027	23,688

Cash and cash equivalents, end of period	$3,099	$39,434

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$14	$5,315
Retirement of treasury stock	$4,900	$21,543
Transfer from property and equipment to assets held for sale	$23,126	$9,167
Financing provided to independent contractors for equipment sold	$4,322	$679

Cash Flow Information:
Income taxes paid	$23,792	$12,077

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

Note 2.                      Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months and nine months ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Gross stock compensation expense, net of forfeitures	$871	$926	$2,453	$2,480
Income tax	$(341)	$(368)	$(982)	$(988)
Net stock compensation expense after tax	$530	$558	$1,471	$1,492

We received approximately $1.1 million and $2.0 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2009, respectively, compared to $1.0 million and $2.3 million for the same periods in 2008.

As of September 30, 2009, there was $12.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.4 years and a total period of 6.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table (no grants were issued in the three months ended September 30, 2009):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield (1)	N/A	.85%	1.20%	.84%
Expected volatility (2)	N/A	34.36%	38.20%	33.62%
Risk-free interest rate (3)	N/A	3.60%	2.01%	3.10%
Expected terms (4)	N/A	5.99 years	5.18 years	6.18 years
Weighted average fair value of options granted	N/A	$6.88	$4.37	$5.53

(1)
The dividend yield is based on our historical experience and future expectation of dividend payouts. We increased our quarterly cash dividend paid to common stock shareholders from $0.04 per share to $0.05 per share in the second quarter 2009. The dividend yield for the three-month period ended September 30, 2009 would have increased accordingly had we granted options during the period.

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

A summary of the award activity under the 2003 Plan as of September 30, 2009, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2008	4,993,691	14.69
Granted	12,500	13.31
Exercised	(243,837)	8.15
Forfeited	(181,395)	14.78
Outstanding as of 09/30/2009	4,580,959	14.99

Note 3.                      Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding – basic	83,197	85,633	83,216	85,759
Effect of stock options	433	635	368	573
Weighted average common shares outstanding – diluted	83,630	86,268	83,584	86,332

Net income	$13,108	$16,013	$37,419	$40,122
Earnings per common share
Basic	$0.16	$0.19	$0.45	$0.47
Diluted	$0.16	$0.19	$0.45	$0.46

Certain potentially-dilutive shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of anti-dilutive shares	1,511,535	422,600	1,599,835	1,215,210

Note 4.                      Segment Information

Our reportable segments consist of our asset-based segment and our non-asset-based segment.  Our asset-based segment includes our dry van, temperature controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segmental Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC-280-10 Segment Reporting. The accompanying interim financial statements are reflective of the operating results of our combined reportable segments.  The results of operations of our non-asset-based reportable segment are not material to our consolidated financial statements as a whole.  Therefore, we have not presented separate financial information for our reportable segments. For the three months ended September 30, 2009, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 6.4% of our consolidated revenue, 2.7% of our consolidated net income, and 1.2% of our consolidated assets. For the nine months ended September 30, 2009, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.8% of our consolidated revenue and 2.4% of our consolidated net income.

Brokerage revenue, including intercompany transactions and fuel surcharge, for the three-month and nine-month periods ended September 30, 2009 was $11.1 million and $27.9 million, respectively, compared to $11.5 million and $32.8 million, respectively, for the same periods a year ago. Net income for our brokerage operations was approximately $0.4 million and $0.9 million, respectively, for the three-month and nine-month periods ended September 30, 2009, compared to $0.3 million and $0.9 million, respectively, for the same periods a year ago. Brokerage assets at September 30, 2009 were $8.2 million, compared to $6.4 million as of December 31, 2008.

Note 5.                      Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                      Dividends

On August 14, 2009, we declared a cash dividend of $0.05 per share of our common stock.  The dividend was payable to shareholders of record on September 4, 2009, and was paid on September 25, 2009.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                      Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2009 follow:

Goodwill:	In Thousands
Balance at December 31, 2008	$10,353
Amortization relating to deferred tax assets	(15)
Balance at September 30, 2009	$10,338

Intangible Assets:	In Thousands
Balance at December 31, 2008	$176
Amortization	(47)
Balance at September 30, 2009	$129

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for each of the fiscal years 2009 to 2010 and $52,000 for fiscal year 2011.

Note 8.                      Investment Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to invest $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At September 30, 2009, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.3%.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. As of September 30, 2009, we had contributed $426,000 to TRP III and our outstanding commitment to TRP III was approximately $14.6 million.

Note 9.                      Assets Held for Sale

Included in "Other current assets and assets held for sale" on the Balance Sheet at September 30, 2009 and December 31, 2008 is $14.3 million and $10.0 million, respectively, of revenue equipment that will not be utilized in continuing operations and is being held for sale. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets and replace them with new assets within twelve months.

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

During 2007, we resolved certain tax positions, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance has not changed since then and remained at $195,000 at September 30, 2009.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of September 30, 2009.

Estimated interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. Accrued interest was $74,000 at September 30, 2009, and $62,000 at December 31, 2008. Accrued penalties was $49,000 at September 30, 2009 and at December 31, 2008.

We file U.S. and state income tax returns with varying statutes of limitations.  The 2005 through 2008 tax years generally remain subject to examination by federal authority, and the 2004 through 2008 tax years generally remain subject to examination by state tax authorities. We do not believe the unrecognized tax benefits will change significantly over the next 12 months.

Note 11.                      Company Share Repurchase Programs

On November 8, 2007, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization was to remain in effect until the share limit was reached or the program was terminated.  This authorization has expired as the full 3.0 million shares were purchased in 2008. Under the Company's share repurchase program, repurchased shares are constructively retired and returned to unissued status.

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

In 2008, we repurchased a total of 3,590,044 shares under both authorizations for approximately $53.6 million. In the first quarter of 2009, we purchased 389,000 shares of our common stock in the open market for approximately $4.9 million. We did not purchase any shares during the quarters ended September 30, 2009 and June 30, 2009. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of September 30, 2009, there were 2,020,956 shares remaining for future purchases under our repurchase program.

Note 12.                      Cash & Cash Equivalents and Short-Term Investments

Our cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk.

Our short-term investments are held for trading and comprised of marketable debt securities (which includes municipal securities) and variable rate demand notes with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. At September 30, 2009, our short term investments consisted of municipal securities only. Our short-term investments did not experience any significant unrealized gain or loss for the three-month and nine-month period ended September 30, 2009.

Note 13.                      Fair Value Measurements

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements for non-recurring fair value measurements of our non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2009.

	Balance at September 30, 2009	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$3,099	$3,099	-	-
Short-term investments	$69,362	-	$69,362	-
Restricted cash – money market funds	$726	$726	-	-
Restricted long-term investments	$2,086	-	$2,086

Note 14.                      Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC Subtopic 820-10, Fair Value Measurement and Disclosure.  This guidance is effective for fiscal years and interim periods beginning after issuance.  We do not expect the adoption of ASU 2009-05 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Subtopic 105-10, Generally Accepted Accounting Principles (ASC 105-10).  This Statement establishes FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material impact on our financial statements and only resulted in modifications in accounting references in our footnotes and disclosures.

In May 2009, the FASB issued ASC Subtopic 810-10, Consolidation (ASC 810-10).  This Statement amends prior guidance and revises accounting and reporting requirements for entities’ involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We are currently evaluating what impact, if any, the adoption of the Statement will have on our consolidated financial statements.

In May 2009, the FASB issued ASC Subtopic 860-10, Transfers and Servicing (ASC 860-10).  This Statement amends prior guidance and revises accounting and reporting requirements for the transfers of financial assets, the transferor’s continuing involvement (if any) in the transferred financial assets and how such transfers affect the transferor’s financial position, financial performance and cash flows.  The provisions of ASC 860-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  We do not believe the adoption of ASC 860-10 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Subtopic 855-10, Subsequent Events (ASC 855-10), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In April 2009, the FASB issued ASC Subtopic 825-10-50, Financial Instruments (ASC 825-10-50) to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In April 2009, the FASB issued ASC Subtopic 820-10, Fair Value Measurement and Disclosures (ASC 820-10), which provides further clarification for prior guidance regarding measurement of fair values of assets and liabilities when the market activity has significantly decreased and in identifying transactions that are not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on our financial results.

In December 2007, the FASB issued ASC Subtopic 810-10, Consolidation (ASC 810-10).  This statement amends prior guidance and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, noncontrolling interests will be classified as equity, and income attributed to the noncontrolling interest will be included in the Company’s income.  The provisions of this standard are applied retrospectively upon adoption.  We adopted this pronouncement on January 1, 2009, and it did not have a material impact on our consolidated results.

In December 2007, the FASB issued ASC Subtopic 805-10, Business Combinations (ASC 805-10).  ASC 805-10 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  The provisions of ASC 805-10 are effective for us for any business combinations occurring on or after January 1, 2009, and the adoption did not have a material impact on our financial statements.

Note 15.                    Subsequent Events

On October 30, 2009, we granted 1,349,500 shares in the aggregate of restricted stock to our employees. These restricted shares are valued at $16.04 per share, based on the closing price of our stock on the grant date. These shares will vest gradually over a 13 year period, beginning January 31, 2011.

We evaluated all events or transactions that occurred after September 30, 2009 and through November 9, 2009, the date we issued these consolidated financial statements by filing this Quarterly Report on Form 10-Q.

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

As of September 30, 2009, we operated 35 asset-based service centers (consisting of 29 dry van and six temperature controlled service centers) and 12 non-asset-based brokerage branches.  The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were relatively insignificant for the third quarter of 2009, and therefore, a detailed discussion of the financial results of these operations will not be separately presented.

Outlook

Our industry continues to face significant challenges due to weak demand and pricing pressure. Our ability to respond to these challenges is rooted in the following three key attributes: (1) an intense focus on cost control; (2) a strong balance sheet, and (3) diversified service offerings.

During 2008 and continuing into and throughout 2009, numerous industry competitors have closed down, and many that remained in business have downsized their fleets in response to economic weakness, rising costs, and tight credit conditions. Intense competition has also led to rate reductions in the first half of 2009. In the third quarter, we experienced sequential improvement in freight demand, but it is not at a level to significantly influence higher rates.  It appears to us that sometime between June and July, freight volumes bottomed out and then made gradual improvement as compared to a year ago.  However, we are not expecting robust demand in the near-term.

Our plan during this environment is to refine our operating model to create additional efficiencies, to provide high levels of localized service through our network of service centers and branches, to ratchet up our already intense focus on controlling costs, and to evaluate strategic opportunities that can create value for our shareholders without undue risk.  We believe this plan will prepare us to capitalize on growth opportunities that will enhance the returns for our shareholders over time.

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended September 30, 2009, our results of operations changed as follows versus the same period in 2008:

☐	Revenue, before fuel surcharge, decreased 3.6%, to $150.2 million from $155.9 million;

☐	Net income decreased 18.1% to $13.1 million, compared to $16.0 million; and

☐	Net income per diluted share decreased 15.6%, to $0.16, from $0.19.

Despite significant challenges due to weak demand for transportation and pricing competition, our year-over-year consolidated load count increased by 10.2% in the third quarter. Refrigerated load count increased 43% after posting more than 30% growth in the first and second quarters of this year. Brokerage, which experienced a decline in shipments in the first quarter, turned positive again in the second and third quarters of this year.

In the third quarter, equipment productivity, as measured by average revenue, before fuel surcharge, per tractor, decreased 4.5% to $37,248, compared to $38,990 in the same quarter a year ago. The 4.5% decrease in equipment productivity in the third quarter compared favorably to an 8.1% year-over-year decrease in the second quarter 2009.  Revenue per total mile, before fuel surcharge, decreased 3.1% from the same period a year ago when revenue per total mile, before fuel surcharge, peaked for our company.  Miles per tractor decreased 1.4% when compared to the same period a year ago, an improvement compared with the 4.5% decrease in the second quarter of 2009. Our non-paid empty mile percentage decreased to 11.8% from 11.9% in the year ago period.  Our average length of haul decreased 10.7% to 465 miles from 521 miles in the same period last year.  The drayage activities in our intermodal business had a modestly negative effect on our average length of haul.

Our tractor count decreased to 3,752 tractors as of September 30, 2009, compared to 3,800 tractors a year ago. The net decrease of 48 units is comprised of a 220 unit decrease in company owned tractors, off-set by a 172 unit increase in owner operator tractors. While our tractor count has decreased slightly year-over-year, our fleet size has remained relatively constant from the second to third quarter this year. With freight demand seemingly have bottomed, we decided to maintain our fleet size and prepare for the opportunity for growth rather than reduce the fleet size, which might have improved our operating ratio in the third quarter. Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.2% for the quarter ended September 30, 2009, compared to 83.2% for the same period a year ago.

For the quarter, we spent $27.9 million in net capital expenditures.  At September 30, 2009, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $72.5 million, and our shareholders' equity was $509.7 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended September 30,		(C) (Fuel surcharge included in revenue) Nine-Month Period Ended September 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine-Month Period Ended September 30,

	2009	2008	2009	2008	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	30.1	26.0	34.7	35.0	31.1	26.8	35.2	35.1
Fuel	22.5	33.8	10.7	10.9	21.0	33.3	10.5	12.6
Operations and maintenance	6.5	5.5	7.5	7.4	6.6	5.3	7.5	7.0
Insurance and claims	3.1	2.9	3.6	4.0	3.3	3.5	3.8	4.6
Operating taxes and licenses	2.2	1.8	2.5	2.4	2.2	1.9	2.5	2.5
Communications	0.8	0.7	0.9	1.0	0.9	0.7	1.0	1.0
Depreciation and amortization	10.5	8.4	12.1	11.3	11.1	8.7	12.5	11.4
Lease expense – revenue equipment	0.0	-	0.0	-	0.0	-	0.0	-
Purchased transportation	10.5	6.3	12.1	8.5	9.1	6.9	10.3	9.0
Miscellaneous operating expenses	1.8	2.1	2.1	2.7	2.1	1.8	2.4	2.3
Total operating expenses	88.0	87.5	86.2	83.2	87.4	88.9	85.7	85.5
Income from operations	12.0	12.5	13.8	16.8	12.6	11.1	14.3	14.5
Net interest income	0.2	0.1	0.3	0.2	0.2	0.2	0.2	0.3
Other income	0.2	-	0.2	-	0.1	-	0.1	-
Income before income taxes	12.4	12.6	14.3	17.0	12.9	11.3	14.6	14.8
Income taxes	4.8	5.0	5.6	6.7	5.2	4.5	5.8	5.9
Net income	7.6%	7.6%	8.7%	10.3%	7.7%	6.8%	8.8%	8.9%

*	There are minor rounding differences in the table.

A discussion of our results of operations for the nine and three months ended September 30, 2009 and September 30, 2008 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2009 to Nine Months and Three Months Ended September 30, 2008.

Total revenue for the nine months ended September 30, 2009 decreased 18.3% to $483.9 million from $592.2 million for the same period in 2008. Total revenue included $56.4 million of fuel surcharge revenue in the 2009 period compared to $140.2 million in the 2008 period.  Total revenue for the quarter ended September 30, 2009 decreased 17.4% to $173.1 million, from $209.7 million for the same period in 2008. Total revenue for the quarter included $22.9 million of fuel surcharge revenue in the 2009 period, compared to $53.8 million in the 2008 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 5.4% to $427.6 million for the nine months ended September 30, 2009 from $452.0 million for the same period in 2008. Revenue, before fuel surcharge, decreased 3.6% to $150.2 million for the quarter ended September 30, 2009, from $155.9 million for the same period in 2008. The industry wide supply of truckload equipment continued to outpace demand in the third quarter, resulting in a 4.5% decrease in equipment utilization. This is an improvement from second quarter, when equipment utilization was down 8.1% compared to a year ago. At the end of September we operated 48 fewer trucks compared to year ago, although year-to-date we have increased truck count by 53 units. Our non-paid empty mile percentage remained relatively constant at 11.8% for the quarter ended September 30, 2009, compared to 11.9% in the year ago period.  For the nine months ended September 30, 2009, our average length of haul decreased to 473 miles from 524 miles in the same period last year.  The drayage activities in our intermodal business had a modestly negative effect on our average length of haul during the 2009 period.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 35.2% for the nine months ended September 30, 2009, compared to 35.1% for the same period in 2008. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 34.7% for the quarter ended September 30, 2009, compared to 35.0% for the same period in 2008. The third quarter decrease is primarily due to a decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At September 30, 2009, 91.6% of our fleet was operated by company drivers, compared to 96.2% at September 30, 2008. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.5% for the nine months ended September 30, 2009, from 12.6% for the same period in 2008. For the quarter ended September 30, 2009, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 10.7% from 10.9% for the same period in 2008. The decrease in fuel expense is mainly due to lower diesel fuel prices, along with internal initiatives to improve fuel efficiency and an increase of independent contractors in the fleet. Independent contractors purchase their own fuel. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $56.4 million for the nine months ended September 30, 2009, compared to $140.2 million for the same period in 2008. For the quarter ended September 30, 2009, fuel surcharge revenue was $22.9 million compared to $53.8 million for the same quarter in 2008. Declining fuel prices have led to significant decreases in fuel expense and fuel surcharge revenue this year.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 7.5% for the nine months ended September 30, 2009, compared to 7.0% for the same period in 2008. For the quarter ended September 30, 2009, operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased slightly to 7.5% compared to 7.4% for the same quarter in 2008. Operations and maintenance expense as a percentage of revenue increased primarily because of a modest increase in fleet age and a decrease in revenue per tractor that less efficiently covered the fixed portion of these costs.  These items more than offset an increase in the percentage of our fleet provided by independent contractors, who pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.8% for the nine months ended September 30, 2009, compared to 4.6% for the same period in 2008. For the quarter ended September 30, 2009, insurance and claims expense, expressed as a percentage of revenue before fuel surcharge, decreased to 3.6% compared to 4.0% for the same quarter in 2008. During the quarter, we continued to benefit from improvements in insurance and claims expense. We have implemented the Smith System training throughout our service center network. We believe this training program and other management efforts have been instrumental in reducing the severity and frequency of accidents. As of September 30, 2009, our claims reserve decreased approximately $4.2 million from year-end December 31, 2008. This decrease is primarily due to the settlement of two previously-accrued catastrophic claims in the aggregate of $3.5 million from a prior year, combined with a reduction in insurance accruals resulting from a decrease in the frequency and severity of claims.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained constant at 2.5% for the nine-month periods ended September 30, 2009 and 2008. For the quarter ended September 30, 2009, operating taxes and licenses expense remained relatively constant at 2.5%, compared to 2.4% for the same period in 2008.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 1.0% for the nine-month periods ended September 30, 2009 and 2008. For the quarter ended September 30, 2009, communication expense remained relatively constant at 0.9%, compared to 1.0% for the same period in 2008.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 12.5% for the nine-month period ended September 30, 2009, compared to 11.4% for the same period in 2008. This increase is primarily due to a decrease in revenue and lower equipment utilization in the current year. For the quarter ended September 30, 2009, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 12.1% compared to 11.3% for the same quarter in 2008.  In the third quarter of 2009, the percentage of our tractor fleet operated by independent contractors increased to 8.4% from 3.8% in the third quarter of 2008, which offset a small portion of the increase in depreciation and amortization expense for the current quarter.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Demand for brokerage freight started out rather weak in the beginning of the year but picked up in the second and third quarter. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 10.3% for the nine months ended September 30, 2009, from 9.0% for the same period in 2008. For the quarter ended September 30, 2009, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 12.1% compared to 8.5% for the same quarter in 2008.  The increase in this category is mainly due to an increase in the number of independent contractors we are using in our truckload operations. The number of independent contractors at September 30, 2009 increased to 317, compared to 145 a year ago. As of September 30, 2009, 8.4% of our fleet was comprised of independent contractors, compared to 3.8% a year ago.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained relatively constant at 2.4% for the nine-month period ended September 30, 2009, compared to 2.3% for the same period in 2008.  For the quarter ended September 30, 2009, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.1% compared to 2.7% for the same quarter in 2008. The decrease in the current quarter is due to the combination of internal initiatives to control costs and an increase in our gains from sale of equipment, which is included in the miscellaneous operating expense line. Gains from sale of equipment increased to $833,000 in the third quarter of 2009, compared to $367,000 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), increased to 85.7% for the nine months ended September 30, 2009, from 85.5% for the same period in 2008.  For the quarter ended September 30, 2009, our operating ratio increased to 86.2% from 83.2% for the same quarter in 2008.

Net interest income and other income as a percentage of revenue, before fuel surcharge, remained constant at 0.3% for the nine months ended September 30, 2009 and 2008. For the quarter ended September 30, 2009, net interest income and other income as a percentage of revenue, before fuel surcharge, increased to 0.5%, from 0.2% for the same period in 2008. Other income in the current quarter is comprised of an insurance settlement for damage from a fire to one of our buildings. We had no outstanding debt at September 30, 2009 or 2008.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective income tax rates increased slightly to 40.0% for the nine-month period ended September 30, 2009, compared to 39.8% for the same period a year ago. For quarter ended September 30, 2009, our effective income tax rates decreased to 39.2%, from 39.7% for the same period in 2008.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, remained essentially constant at 8.8% for the nine-month period ended September 30, 2009, compared to 8.9% for the same period a year ago. For the quarter ended September 30, 2009, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.7%, from 10.3% for the same period in 2008.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $53.6 million for the nine months ended September 30, 2009, compared to $92.6 million for the same period in 2008. Excluding the increase in our short-term investments due to investing more cash, our net cash provided by operating activities would have been $91.1 million for the nine months ended September 30, 2009, compared to $113.0 million for the same period a year ago. Our cash, cash equivalents, and short-term investments grew by $18.6 million since December 31, 2008, after spending $16.5 million during the nine months ended September 30, 2009 for dividends and stock re-purchases.

Net cash used in investing activities was $58.4 million for the nine months ended September 30, 2009, compared to $48.7 million for the 2008 period. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, increased $6.4 million, to $55.7 million for the nine months ended September 30, 2009, compared to $49.3 million for the 2008 period. In the current year , we also set aside $2.2 million in restricted cash to meet statutory requirements relating to our self-insurance program. We currently anticipate total capital expenditures, net of equipment sales, of approximately $75.0 million for the year. This will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $14.2 million for the nine months ended September 30, 2009, compared to $28.2 million for the same period in 2008.  The decrease in cash used in financing activities is primarily due to a reduction in cash payments to acquire treasury stock. For the nine-month period ended September 30, 2009, we spent $4.9 million to repurchase 389,000 shares of our common stock, compared to $21.5 million to repurchase 1,423,500 shares of our common stock in the same period a year ago. Cash dividends paid in the current year also increased approximately $2.2 million, due to an increase in dividends paid to common stock shareholders.  We increased our quarterly cash dividend from $0.04 per share to $0.05 per share in the second quarter of 2009. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At September 30, 2009, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $35.3 million. These letters of credit are issued to various regulatory authorities in connection with our self-insured retention. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2009.

As of September 30, 2009, our balance sheet continued to be debt-free while our cash and short-term investment balance grew to $72.5 million. During encouraging freight markets, we have historically self-funded our growth by purchasing equipment with the cash generated from our operations.  Recently, during the less-encouraging freight market, we continued to generate a significant amount of cash which allowed us to repurchase shares, return capital to shareholders as a dividend, and be in a position to fund possible strategic acquisitions.

We believe that we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings, if any, available under our existing line of credit or other credit facilities we believe would be available to us. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  We did not have any tractors held under operating leases as of September 30, 2009. A year ago we had a few tractors remaining under operating leases during the year. Those operating leases expired in 2008, and we have not had any leased tractors in 2009. Vehicles held under operating leases were not carried on our balance sheet, and lease payments in respect of such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment".

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, depreciation, claims accrual, accounting for income taxes and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2008 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at September 30, 2009, and therefore had no market risk related to debt.

Commodity Price Risk

We also are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of September 30, 2009, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There continues to be some concern over the instability of the credit markets and the economy.  If the economy and credit markets weaken further, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence declines and domestic spending decreases.  Although we think it is unlikely given our current cash position, we may need to incur indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode further, our ability to do so may be constrained.  Although some stability has returned to the equity markets, there still exists enough economic uncertainty that could cause the market price of our securities to be volatile.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the third quarter of 2009. See Note 11 for additional information with respect to our share repurchase programs.

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

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2009	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 9, 2009	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant