Form 10-K
period 2009-12-31
KNIGHT TRANSPORTATION INC
filed 2010-03-01
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was approximately $968.1 million (based upon $16.55 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 10, 2010 was 83,320,255.

Materials from the registrant's Notice and Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on May 20, 2010 have been incorporated by reference into Part III of this Form 10-K.

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

General

We are a truckload carrier headquartered in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload carrier services, temperature-controlled truckload carrier services, and drayage activities between ocean ports or rail ramps and shipping docks, along with non-asset-based brokerage services, both on highway and rail. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van operations on regional short-to-medium lengths of haul. Our temperature-controlled centers operate in larger geographic areas with longer lengths of haul as compared to our dry van operations. As of December 31, 2009, we operated 35 asset-based service centers (consisting of 29 dry van/drayage service centers and six temperature-controlled service centers) and 12 non-asset-based brokerage branches. Our brokerage branches enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.  The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs.

We have two reportable segments comprising of an asset-based segment and a non-asset-based segment. Our asset-based segment includes our dry van, temperature-controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the year ended December 31, 2009, the non-asset-based segment accounted for 5.7% of our consolidated revenue, 2.4% of our consolidated net income, and 1.1% of our consolidated assets. Brokerage revenue, including intercompany transactions and fuel surcharge, was $37.2 million, $41.0 million, and $29.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.  Net income for our brokerage segment was approximately $1.2 million, $1.0 million, and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Our brokerage segment had assets of $7.2 million at December 31, 2009, compared to $6.4 million a year ago.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Knight Refrigerated, LLC and Knight Brokerage, LLC, our refrigerated and brokerage subsidiaries established in 2004 and 2005, respectively, reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to Knight. In 2008, we further enhanced our services with our drayage activities through our intermodal subsidiary, Knight Intermodal, LLC, at the Southern California ports, where we believe our familiarity with the markets, ability to offer intermodal shippers multiple services, and superior technology afford us a competitive advantage over many drayage operations.

Our operating strategy includes the following important elements:

Operations. At December 31, 2009, we operated 35 asset-based service centers (consisting of 29 dry van/drayage and six temperature-controlled service centers), and 12 non-asset-based brokerage branches.  We concentrate our asset-based freight operations within an approximate 1,000 mile radius of our service centers, with an average length of haul in 2009 of approximately 470 miles, compared to 518 miles in 2008. The drayage activities in our intermodal business had a modestly negative effect on our average length of haul.  We believe that regional operations offer several advantages, including:

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

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred provider for many of our customers. For our asset-based services we allocate revenue equipment for customers in high-density lanes where we can provide them with a consistent supply of capacity as well as match our equipment to their needs. Our services include multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. Brokerage services are tailored to meet our customers' needs. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more safely, securely, and efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm's satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and allows our drivers efficient communications with our service centers. The majority of our trailers are equipped with VeriWise trailer-tracking technology that allows us to more effectively manage our trailers. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

We were pleased that our refrigerated truckload business and our brokerage business (on highway and rail) continued to complement our core dry van truckload business, while standing on their own from the standpoint of profitability and returns.  These businesses, established in 2004 and 2005, respectively, contributed meaningfully to our results and reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to us.  In 2008, we further enhanced our services with our drayage activities through Knight Intermodal, LLC at the Southern California ports, where we believe our familiarity with the markets, ability to offer intermodal shippers multiple services, and superior technology afford us a competitive advantage over many drayage operations. We continue to explore additional opportunities to enhance our services to customers, including our recent drayage activities – the transportation of containerized cargo between ocean ports or rail ramps and shipping docks.

During 2009, our management consulting subsidiary, Knight Management Services, Inc. ("KMS"), entered into a consulting agreement with an approximately $450 million annual revenue truckload carrier ("Carrier").  The engagement is focused on lowering the Carrier's operating costs. The terms of the consulting agreement run through May 2012 subject to certain termination rights.  During 2009, we received approximately $1.4 million in fees under the consulting agreement. In conjunction with the execution of the consulting agreement, the Company's investment subsidiary, Knight Capital Growth, LLC, negotiated an option agreement to purchase first 49%, then the remaining 51%, of the Carrier's outstanding stock. These options are subject to certain exceptions and expiration dates. We did not exercise any of the options in 2009.

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

Strengthening our customer relationships. We market our services to both existing and new customers in freight lanes that complement our existing operations. We seek customers who will diversify our freight base. We market our dry van truckload, temperature-controlled truckload, drayage, and brokerage services to existing customers who may have need for, but do not currently use, multiple services from us.

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

Diversifying our service offerings. Our largest operation is in our historical base of regional, dry van truckload carriage.  In 2004, we expanded our service offering to include temperature-controlled truckload services.  In 2005, we expanded our service offering even further to include brokerage services. Our temperature-controlled truckload business and our brokerage business (on highway and rail) complement our core dry van truckload business, while standing on their own from the standpoint of profitability and returns.  These businesses contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers that also bring operational and economic benefits to us.  In 2008, we expanded our service offerings to include drayage activities at the Southern California ports. All of our businesses complement each other, while providing 98% or better on- time service. Our brokerage services generated $37.2 million in revenue in 2009 (including intercompany transactions and fuel surcharge), with very little capital investment. We will continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our service offerings.

We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines provide us with the ability to provide many solutions to our customers.  We maintain the flexibility within our decentralized network to adapt to market conditions. A foundation of our company since inception has been an extreme focus on cost per mile.  It is part of our culture and operating philosophy, and should continue to serve us well during challenging times.

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

We try to maintain a diversified customer base. For the year ended December 31, 2009, our top 25 customers represented approximately 40% of revenue; our top 10 customers represented approximately 25% of revenue; and our top 5 customers represented approximately 16% of revenue. No single customer represented more than 5% of revenue in 2009. Most of our truckload carriage contracts are cancelable on 30 days notice.

We seek to offer the service, value, and flexibility of a local provider, while possessing the capacity, strength, and dependability of a large company. As "Your Hometown National Carrier," we strive to offer customers and drivers personal service and attention through each service center, while offering integrated freight transportation nationwide and beyond through the scale of one of North America's largest trucking companies. We provide high service levels to a diversified base of full-truckload shippers across a broad range of industries and freight types. The short-to-medium haul segment of the truckload carrier market demands timely pickup and delivery and, in some cases, response on short notice. We try to obtain a competitive advantage by providing high quality services and consistent capacity to customers.

To be responsive to customers' and drivers' needs, we often assign particular drivers and equipment to prescribed routes, providing better service to customers, while obtaining higher equipment utilization. Our dedicated fleet services also may provide a significant part of a customer's transportation requirements. Under a dedicated carriage service agreement, we can provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

Each of our service centers is linked to our corporate computer system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads.  Additionally, our customers can track shipments and obtain copies of shipping documents via the Internet.  We also provide electronic data interchange ("EDI") services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2009, we employed 4,414 persons, of which 3,763 were drivers. None of our employees are subject to a union contract.

We are particularly grateful to our employees during the recent times of unprecedented volatility and uncertainty in the trucking industry, specifically, and the economy, generally.  Their attention to detail, entrepreneurial spirit, and commitment to our customers enable us to effectively utilize our decentralized business model.  We believe that the depth of our employee talent within our service center network is one of our competitive advantages.   Our front-line employees bring the hometown carrier benefits to our customers and drivers, while leveraging the substantial resource of our national network.

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

In 2008, we launched a wholly-owned subsidiary, Squire Transportation, LLC.  Squire is our assets-based training company focused on developing skilled, productive, and safe drivers. Squire's mission is to provide our drivers with the skills necessary to have a driving career with us. Squire is not a revenue generating segment, as trainees enrolled in the training program are employees of the company. We started our Squire training program in Indianapolis, Indiana. In 2009, we expanded our Squire training program to California. We believe Squire will be very beneficial in terms of recruiting and retaining qualified drivers.

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

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2009, we had agreements covering 329 tractors operated by independent contractors. Each independent contractor enters into a contract with us pursuant to which the independent contractor is required to furnish a tractor and a driver to load, transport, and unload goods we haul. We pay our independent contractors a fixed level of compensation based on the total of trip-loaded and empty miles. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also provide maintenance services, for a charge, for our independent contractors who desire such services.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2009, outstanding loans to independent contractors totaled approximately $1.8 million.

Revenue Equipment

As of December 31, 2009, we operated 3,407 company-owned tractors with an average age of 2.1 years. We also had under contract 329 tractors owned and operated by independent contractors. Our trailer fleet consisted of 8,595, 53-foot long, high cube trailers, including 745 temperature-controlled trailers, with an average age of 4.9 years.

Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value. We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.  In addition to being able to react to market conditions because of our financial flexibility, we believe we can react more fluidly to market conditions because our dry van and temperature-controlled service centers function as smaller, decentralized operations.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at several of our service centers. Our current policy is to replace most of our tractors within 36 to 48 months after purchase and to replace our trailers over a five to ten year period. Changes in the current market for used tractors, regulatory changes, and difficult market conditions faced by tractor manufacturers, may result in price increases that may affect the period of time we operate our equipment.

In 2002, the Environmental Protection Agency ("EPA") implemented regulations limiting exhaust emissions.  Regulations limiting exhaust emissions became more restrictive in 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices, and further increases have resulted in connection with the implementation of the 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected.

Safety and Risk Management

We are committed to improving the safety of our operations. We regularly communicate with drivers to promote safety and instill safe work habits through media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Vice President of Safety and Risk Management.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers' licenses and also requires that we maintain a drug and alcohol testing program in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

Our Chief Executive Officer, Chief Financial Officer, and Vice President of Safety and Risk Management are responsible for securing appropriate insurance coverage at competitive rates. The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $1.5 million per occurrence depending on the applicable policy year. For the policy year February 1, 2007 to January 31, 2008, our SIR was $1.5 million, and we were also responsible for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR. For the policy year February 1, 2008 to January 31, 2009, our SIR was reduced to $1 million and our responsibility for the additional "aggregate" losses was reduced to $1.0 million.  For the policy year February 1, 2009 to January 31, 2010, our SIR was increased to $1.5 million, with no responsibility for additional "aggregate" losses.  For the policy year February 1, 2010 to January 31, 2011 our SIR is $1.5 million with no responsibility for additional "aggregate" losses.  We have secured excess liability coverage up to $55.0 million per occurrence.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self retention level of $225,000 per claimant.

Competition

The trucking industry is highly competitive and fragmented. We compete primarily with other regional short-to-medium haul truckload carriers, logistics providers, and national carriers. Railroads and air freight also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), the availability and configuration of equipment that meets a variety of customers' needs, and our availability to provide multiple solutions to our customers.

Due to the continued broad-based economic recession, the operating environment of the trucking industry has been especially challenging over the last three years. Typical seasonal shipping patterns did not materialize during the peak shipping seasons. Heading into 2009 we had three consecutive years without a strong peak shipping season. In 2009, we experienced sequential improvement in freight demand, but it was not at a level to significantly influence higher rates. Price competition remained intense as carriers struggled to maintain equipment productivity.

There continues to be evidence that many, if not most, truckload carriers are plagued with weak balance sheets, aging fleets, and shrinking revenues. We expect the challenging truckload market to yield opportunities to continue to capture market share over time. We are executing our plan in the current economic environment by refining our operating model to create additional efficiencies, offering customers a high level of service through our network of service centers and branches, and preparing to capitalize on growth opportunities that we believe will enhance the returns for our shareholders over time. We believe we are well positioned to navigate the challenges of the current environment and thrive as the market improves when truckload capacity decreases and/or freight demand increases.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  The Company currently has a satisfactory DOT safety rating, which is the highest available rating.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11-hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on driver hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.  Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA's new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers.  Implementation of the new regulation is set for July 1, 2010, and enforcement will begin in late 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

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

Regulations limiting exhaust emissions became more restrictive in 2010. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In 2007, the Employee Free Choice Act of 2007: H.R. 800 ("EFCA") was passed in the U.S. House of Representatives. This bill, or a variation of it, could be enacted in the future and could have an adverse impact on our business. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. Although we have never entered into a collective bargaining agreement with our employees, any attempt to organize by our employees could result in increased legal and other associated costs.

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

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to pledge $5.0 million out of approximately $260.0 million. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At December 31, 2009, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.3%. Our commitment to TRP for the unfunded portion has expired.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2009, we have contributed $426,000 to TRP III. Our outstanding commitment to TRP III was approximately $14.6 million as of December 31, 2009.

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

Item 1A.             Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers' inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers' business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

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

We have experienced significant and rapid growth in revenue and profits since the inception of our business in 1990, although growth has slowed the past three years.  There can be no assurance that our business will return to its historical growth rate in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We also are responsible for our legal expenses relating to such claims. We reserve for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

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

We are subject to risk with respect to higher prices for new tractors.  Prices may increase, for among other reasons, due to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers. In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the Environmental Protection Agency ("EPA"). The regulations require reductions in exhaust emissions from diesel engines manufactured beginning in 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

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

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  Although competition for drivers, which in the past several years has been extremely intense, has eased slightly at certain times since 2008, if a shortage of drivers were to occur, or if we were unable to continue to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, increase the number of our tractors without drivers (which would lower our profitability), or further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry and changes in regulations or increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11-hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and on October 26, 2009, the FMCSA agreed pursuant to a settlement agreement with certain advocacy groups that the Final Rule on driver hours-of-service would not take effect pending the publication of a new Notice of Proposed Rulemaking.  Under the settlement agreement, the FMCSA will submit the draft Notice of Proposed Rulemaking to the Office of Management and Budget by July 2010 and the FMCSA will issue a Final Rule by 2012. The current hours-of-service rules, adopted in 2005, will remain in effect during the rulemaking proceedings.  In December of 2009, the FMCSA issued a notice soliciting data and research information the FMCSA may consider in drafting the forthcoming Notice of Proposed Rulemaking.

We are unable to predict what form the new rules may take, how a court may rule on such challenges to such rules and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA's new Comprehensive Safety Analysis 2010 initiative introduces a new enforcement and compliance model, which implements driver standards in addition to the Company standards currently in place.  Under the new regulations, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers.  Implementation of the new regulation is set for July 1, 2010, and enforcement will begin in late 2010.  As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating.  A conditional or unsatisfactory DOT safety rating could adversely affect our business, because some of our customer contracts may require a satisfactory DOT safety rating.  The new regulations may also result in a reduced number of eligible drivers.  If current or potential drivers are eliminated due to the Comprehensive Safety Analysis 2010 initiative, we may have difficulty attracting and retaining qualified drivers.

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

Our Indianapolis service center is located approximately one-tenth of a mile east of Reilly Tar and Chemical Corporation, a federal superfund site listed on the National Priorities List for clean-up.  The Reilly site has known soil and groundwater contamination.  There also are other sites in the general vicinity of our Indianapolis property that have known contamination.  Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area's contamination but it is possible that we could be responsible for clean up costs regardless.

If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Regulation or legislation related to climate change that potentially imposes restrictions, caps, taxes, or other controls on emissions of greenhouse gas could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Gary J. Knight, our Vice Chairman of the Board; Randy Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; Casey Comen, our Executive Vice President of Sales; Michael K. Liu, our President of Knight Transportation Dry Van; Erick Kutter, our President of Knight Refrigerated, LLC; Greg Ritter, our President of Knight Brokerage, LLC; and David Jackson, our Chief Financial Officer and Secretary. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2009, our top 25 customers, based on revenue, accounted for approximately 40% of our revenue; our top 10 customers, approximately 25% of our revenue; and our top 5 customers, approximately 16% of our revenue.  Generally, we do not have long term contractual relationships with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partners is not successful, we may be forced to write off part or all of our investment, which could have a materially adverse effect on our operating results.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in Transportation Resource Partners and its related funds (together, "TRP"), which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP's financial position declines, we could be forced to write down all or part of our investment which could have a materially adverse effect on our operating results.

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

Our business is subject to certain credit factors that affect the global economy, that are largely out of our control, and that could have a materially adverse effect on our operating results.

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

Item 1B.                        Unresolved Staff Comments

Not Applicable.

Item 2.        Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  The following table provides information regarding the location of our service centers and/or offices as at December 31, 2009:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	No	No	Leased
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	No	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	No	No	Leased
El Paso, TX	Yes	No	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	No	No	Leased
Las Vegas, NV	Yes	No	No	Leased
Memphis, TN	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Ontario, CA	Yes	No	No	Leased
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Reno, NV	Yes	No	No	Leased
Richmond, VA	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Leased
Syracuse, NY	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

Item 4.       Reserved

PART II

Item 5.	Market for Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE").  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE.

2009	High	Low
First Quarter	$16.38	$12.17
Second Quarter	$18.95	$14.56
Third Quarter	$18.55	$15.95
Fourth Quarter	$19.98	$15.78

2008	High	Low
First Quarter	$17.98	$14.35
Second Quarter	$18.97	$15.00
Third Quarter	$21.89	$16.50
Fourth Quarter	$17.25	$11.84

As of February 1, 2010, we had 65 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  From December 2004, through the first quarter of 2007, we paid a quarterly dividend of $.02 per share on our common stock. In the second quarter of 2007, we increased the quarterly cash dividend to $.03 per share and paid a similar quarterly dividend through the first quarter of 2008. In the second quarter of 2008, we increased the quarterly cash dividend to $0.04 per share and paid a similar dividend through the first quarter of 2009. In the second quarter of 2009, we increased the quarterly cash dividend to $0.05 per share and paid a similar dividend in the third and fourth quarter of 2009. Our most recent dividend, which was declared in February 2010, is scheduled to be paid in March 2010. We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the fourth quarter of 2009. As of December 31, 2009, there were 2,020,956 shares remaining for future purchases under our repurchase program. See Note 11 for additional information with respect to our share repurchase program.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.       Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2009, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2009	2008	2007	2006	2005
Statements of Income Data:
Revenue, before fuel surcharge	$571,496	$595,563	$601,359	$568,408	$498,996
Fuel surcharge	80,225	171,372	112,224	95,999	67,817
Total revenue	651,721	766,935	713,583	664,407	566,813
Operating expenses	569,725	674,277	611,141	544,915	465,118
Income from operations	81,996	92,658	102,442	119,492	101,695
Other income (expense)	1,899	1,430	1,983	353	1,019
Income before income taxes	83,895	94,088	104,425	119,845	102,714
Net income	50,563	56,261	63,123	72,966	61,714
Diluted earnings per share	.60	.66	.72	.84	.71
Balance Sheet Data (at end of period):
Working capital	$158,693	$117,254	$104,901	$59,389	$66,129
Total assets	686,473	646,940	643,364	570,219	483,827
Cash dividend per share on common stock	.19	.15	.11	.08	.08
Shareholders' equity	520,158	483,904	487,550	426,095	352,928
Operating Data (Unaudited):
Operating ratio (1)	87.4%	87.9%	85.6%	82.0%	82.1%
Operating ratio, excluding fuel surcharge (2)	85.7%	84.4%	83.0%	79.0%	79.6%
Average revenue per tractor (3)	$143,560	$150,543	$151,945	$160,891	$164,119
Average length of haul (miles)	470	518	542	561	580
Empty mile factor	11.9%	11.8%	12.8%	12.6%	11.7%
Tractors operated at end of period (4)	3,736	3,699	3,758	3,661	3,271
Trailers operated at end of period	8,595	9,155	8,809	8,761	7,885

(1)	Operating expenses as a percentage of total revenue.
(2)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(3)	Average revenue per tractor includes revenue for dry van and refrigerated only. It does not include brokerage revenue, fuel surcharge revenue, and other revenue.
(4)
Includes: (a) 329 independent contractor operated vehicles at December 31, 2009; (b) 185 independent contractor operated vehicles at December 31, 2008; (c) 231 independent contractor operated vehicles at December 31, 2007; (d) 249 independent contractor operated vehicles at December 31, 2006; and (e) 237 independent contractor operated vehicles at December 31, 2005.

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

Introduction

Business Overview

We are a truckload transportation services provider headquartered in Phoenix, Arizona. We transport general commodities for customers throughout the United States, generally focusing our operations on a short-to-medium length of haul. The principal types of freight we transport include consumer staples, retail, paper products, packaging/plastics, manufacturing, and import/export commodities. We provide truckload carrier services from our asset-based dry van, temperature-controlled, and drayage service centers, as well as brokerage services from our brokerage branches. As of December 31, 2009, we operated 35 asset-based service centers (consisting of 29 dry van/drayage service centers and six temperature-controlled service centers) and 12 non-asset-based brokerage branches. Our asset-based service centers and brokerage branches are successful standalone businesses that complement one another to deliver solutions to our customers that we otherwise could not provide. The results of our brokerage activities were relatively minor for 2009 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

Our business is affected by cycles and other factors that bear on shipping demand and industry-wide trucking capacity.  From 2003 to 2006, we achieved substantial revenue and income growth.  Our growth was driven by expanding our service center network, acquisitions, and rate increases during a generally positive shipping environment. From 2007 through 2009, our growth slowed as a result of economic conditions. The broad-based economic recession and declining shipment activity within our industry in late 2008 and early 2009 led to intense competition and rate reductions in 2009, contributing to a 4.0% decrease in revenue before fuel surcharge in 2009 in comparison to 2008.

Our industry-leading operating margins and debt-free balance sheet have afforded us with substantial cash flows and financial flexibility. During times of more robust freight demand, we have been able to expand our fleet and terminal network internally and through acquisitions largely through internally generated cash.  During times when fleet growth is undesirable, such as in 2008 and 2009, we generate cash that can be used for stock repurchases, dividend payments, and as a source for future needs.  During 2009, our cash and short-term investment balance increased $43.9 million, after using $20.7 million for dividend payments and stock repurchases.  Since January 1, 2007, we have paid $38.1 million in dividends, used $58.5 million to repurchase shares of our stock, and our cash, cash equivalents, and short-term investments balance has increased to $97.8 million at December 31, 2009, from $1.6 million at December 31, 2006.

During 2009, we were once again named to Forbes Magazine's list of the "200 Best Small Companies in America." We have been included on this list for 15 consecutive years. We also received an Environmental Excellence Award from the U.S. Environmental Protection Agency (EPA) SmartWay Transport Partnership in 2009. We were one of the 37 companies from the partnership's more than 2,100 partners to be awarded the Excellence Award for reducing emissions and improving the environment.

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

•
Offering Multiple Solutions to our Customers. We are able to provide multiple truckload solutions among our dry van, temperature-controlled, intermodal, and brokerage operations. Each of our businesses complement each other, reflecting our strategy to bring complementary services to our customers that also bring operational and economic benefits to Knight. Our diversified service offerings continue to yield market share growth opportunities.

•
Using Technology to Enhance Our Business. We use technology to help us be more efficient with our equipment and our headcount. We recognize the value technology brings as an accelerator in our operations.

The primary source of our revenue growth has been our ability to open and develop service centers and brokerage branches and the markets they serve in selected geographic areas and operate the service centers at or near our targeted margins within a relatively short period of time. The addition of our brokerage branches has enabled us to expand our customer service offerings by providing the non-asset-based capabilities of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model. The development of our brokerage model strengthens our relationships with our customers because it provides our customers with more options and complements our existing dry van and temperature-controlled truckload carrier services.  Our brokerage model is also a less capital intensive way for us to grow our business. In 2008, we further enhanced our services with our drayage activities through Knight Intermodal, LLC at the Southern California ports, where we believe our familiarity with the markets, ability to offer intermodal shippers multiple services, and superior technology afford us a competitive advantage over many drayage operations. We also expect our intermodal operations to be less capital intensive than our dry van and refrigerated operations, because our intermodal operations do not require trailers and we expect our tractors to remain in service longer. The expansion of our services represents our continued progression as we build our brand as the premier national carrier, providing local service to the markets we serve.

The freight environment over the last several years has been challenging. Price competition remains intense. In 2009, many of the large fleets continued to downsize, and a good number of carriers closed their doors. We have made the decision to maintain our fleet size as a long-term strategy rather than downsizing, which may have negatively impacted our short-term profitability. We believe we are well positioned to grow when the market reverts to more of a supply and demand equilibrium.

Beyond the immediate challenges that many carriers face, the issues of safety, security, and environmental restrictions are becoming increasingly stringent and costly. We think all of these factors set the stage for future growth opportunities for low cost, high quality carriers that can self-fund growth and serve customers on a national basis. We believe these factors resonate with customers and will help us differentiate ourselves from our competitors.

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

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 were as follows:

•	Total revenue, including fuel surcharge, decreased 15.0%, to $651.7 million from $766.9 million;
•	Revenue, before fuel surcharge, decreased 4.0%, to $571.5 million from $595.6 million;
•	Net income decreased 10.1%, to $50.6 million from $56.3 million; and
•	Net income per diluted share decreased to $0.60 from $0.66.

The industry-wide supply of truckload equipment continued to outpace the freight demand, which pressured pricing and resulted in lower equipment utilization. Throughout 2009, the year-over-year negative difference in our miles per tractor narrowed as the year progressed until fourth quarter, which turned positive for the first time in many quarters.  While near term challenges in the truckload industry remain, it appears to us that freight volumes bottomed sometime between June and July. Although significant improvement in miles per tractor is needed before returning to the levels experienced a few years ago, we believe that our late year improvement in miles per tractor, especially without major reductions in our tractor count, is evidence that we are in the early stages of a recovery in the truckload freight market.

In 2009, we operated an average 3,744 tractors, which is 26 fewer tractors compared to 2008. We finished the year with 3,736 tractors in the fleet, up slightly from 3,699 last year. Equipment productivity, as measured by average revenue before fuel surcharge per tractor, was down 4.6% in 2009. While equipment productivity is down for the year, we experienced favorable sequential improvements each quarter as the year progressed. Our average revenue before fuel surcharge per tractor in the fourth quarter was nearly flat with a decrease of 0.1% compared to the same quarter a year ago. Revenue per total mile before fuel surcharge decreased 2.5% from a year ago.

Our average length of haul decreased 9.3% to 470 miles in 2009 from 518 miles in 2008. The drayage activities in our intermodal business had a modestly negative effect on our average length of haul. Miles per tractor was down 2.2% overall for the year, while miles per tractor in fourth quarter of 2009 improved 2.1% compared to the same quarter a year ago. Non-paid miles remained nearly constant at 11.9% for 2009, compared to 11.8% for 2008.

During 2009, our cash and short-term investment balance increased $43.9 million, after using $20.7 million for shareholder dividends and stock repurchases. At December 31, 2009, our balance sheet reflected $97.8 million in cash, cash equivalents and short term investments, no debt, and shareholders' equity of $520.2 million. In 2009, we generated $86.9 million in cash flow from operations and used $55.7 million for capital expenditures net of equipment sales.

Since inception we have been profitable through multiple economic cycles. We view these cycles as opportunities to gain market share from other competitors that do not have the financial staying power to survive the cycles. These cycles also provide valuable experience to our managers that will help us develop the leaders to grow this business profitably.

Our liquidity is not materially affected by off-balance sheet transactions.  See "Off-Balance Sheet Transactions" below for a description of our off-balance sheet transactions.

Trends and Outlook

At year-end 2009, we increased our fleet by 37 tractors versus year-end 2008. In this challenging environment, we will manage our fleet size carefully and consider internal growth or contraction of our tractor fleet as events unfold.  Our year over year decline in miles per tractor has narrowed when compared sequentially to the preceding quarter, with the fourth quarter of 2009 being positive by 2.1%.  We believe this is a positive sign of, and confirmation that, we are in the early stages of a recovery in the freight market.  We expect miles per tractor to be the first operating fundamental to improve, followed by revenue per mile improvement. The length of time that we continue near the bottom will be predicated by the rate at which capacity continues to exit the marketplace and the change in overall demand. We believe that if the broader demand were to maintain the current status quo, the exodus of supply could be meaningful enough to positively influence revenue per mile during 2010.

While the bottom of the freight market appears to be behind us, we do not expect robust demand in the near-term. We will continue to utilize the flexibility of our decentralized model to react and adapt to market conditions. We are always optimizing our model and refining our execution in reaction to, or in anticipation of, the truckload market dynamics. We are patiently waiting for the right environment to continue our service center growth. We will continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy.

We believe that our level of profitability, fleet renewal strategy, and use of independent contractors should enable us to internally finance attractive levels of fleet growth when demand conditions improve.  Conversely, during times when we choose to maintain or trim our fleet levels, as we did over the last three years, our business is capable of generating significant cash flow from operations in excess of net capital expenditures that can be used for stock repurchases, dividend payments, and as a source for future needs.  In short, we believe we have significant financial flexibility to meet the challenges and opportunities ahead of us.

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

	2009	2008	2007		2009	2008	2007

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge(1)				Revenue, before fuel surcharge(1)
Operating expenses:				Operating expenses:
Salaries, wages and benefits	30.5	27.5	28.3	Salaries, wages and benefits	34.8	35.4	33.6
Fuel (2)	21.5	31.0	26.5	Fuel (3)	10.5	11.2	12.8
Operations and maintenance	6.6	5.5	5.5	Operations and maintenance	7.5	7.1	6.4
Insurance and claims	3.4	3.4	4.5	Insurance and claims	3.9	4.4	5.4
Operating taxes and licenses	2.1	2.0	2.1	Operating taxes and licenses	2.4	2.5	2.5
Communications	0.8	0.8	0.8	Communications	0.9	1.0	0.9
Depreciation and amortization	11.0	9.1	9.2	Depreciation and amortization	12.5	11.7	10.9
Lease expense – revenue equipment	0.0	0.0	0.0	Lease expense – revenue equipment	0.0	0.0	0.1
Purchased transportation	9.5	6.7	7.3	Purchased transportation	10.8	8.6	8.7
Miscellaneous operating expenses	2.0	2.0	1.4	Miscellaneous operating expenses	2.4	2.5	1.6
Total operating expenses	87.4	88.0	85.6	Total operating expenses	85.7	84.4	82.9
Income from operations	12.6	12.0	14.4	Income from operations	14.3	15.6	17.1
Net interest and other income	0.3	0.2	0.2	Net interest and other income	0.3	0.2	0.3
Income before income taxes	12.9	12.2	14.6	Income before income taxes	14.6	15.8	17.4
Income taxes	5.1	4.9	5.8	Income taxes	5.8	6.4	6.9
Net Income	7.8%	7.3%	8.8%	Net Income	8.8%	9.4%	10.5%

(1)	There are minor rounding differences in the table.
(2)	Gross fuel expense without fuel surcharge.
(3)	Net fuel expense including fuel surcharge.

A discussion of our results of operations for the periods 2009 to 2008 and 2008 to 2007 is set forth below.

Fiscal 2009 Compared to Fiscal 2008

Total revenue for 2009 decreased 15.0% to $651.7 million from $766.9 million for 2008. Total revenue included $80.2 million of fuel surcharge revenue in 2009 and $171.4 million of fuel surcharge revenue in 2008. Due to falling diesel fuel prices in most of the year, our fuel surcharge revenue decreased 53.2% in 2009 compared to 2008. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, decreased 4.0% to $571.5 million for 2009, from $595.6 million in 2008. We continue to face significant challenges as a result of the weak economic environment. Price competition remained intense as carriers struggled to maintain equipment productivity. In 2009, we experienced a high level of bid activity, particularly in the first quarter, contributing to a 2.5% decrease in our average revenue per mile for the year. Supply of truckload equipment continued to outpace demand throughout 2009, and resulted in lower equipment utilization. Declines in both revenue per mile and miles per tractor contributed to a 4.6% decline in average freight revenue per tractor per week, to $2,761 per tractor in 2009, from $2,895 per tractor in 2008. Our non-paid empty mile percent remained essentially constant at 11.9% in 2009 from 11.8% in 2008. Despite the continued challenging truckload freight environment, our load count grew 7.4% in 2009 compared to a year ago. We ended 2009 with 3,736 tractors, an increase of 37 tractors from a year ago.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 34.8% in 2009 from 35.4% in 2008.  The decrease is due to increased efficiency in our non-driver compensation and staffing levels and a decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At December 31, 2009, 91.2% of our fleet was operated by company drivers, compared to 95.0% at December 31, 2008. We record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 10.5% in 2009, from 11.2% in 2008. Diesel fuel price has been volatile over the past two years. After reaching unprecedented record high fuel prices during most of 2008, diesel fuel price started to fall in fourth quarter of 2008 and continued through the first quarter of 2009. The decrease in our fuel expense is due to the combination of lower diesel fuel prices, internal initiatives to improve fuel efficiency, and the decrease in the percentage of our fleet operated by company drivers (versus independent contractors who purchase their own fuel). We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $80.2 million in 2009, compared to $171.4 million in 2008. Declining fuel prices have led to significant decreases in fuel expense and fuel surcharge revenue this year.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 7.5% in 2009, from 7.1% in 2008 primarily because of a modest increase in fleet age and a decrease in revenue per tractor that less efficiently covered the fixed portion of these costs.  These items more than offset savings in this expense category from the decrease in the percentage of our fleet operated by company drivers (versus the percentage provided by independent contractors, who pay for the maintenance of their own vehicles).

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.9% for 2009, compared to 4.4% for 2008. The reduction in this expense in 2009 resulted from lowered insurance accruals, which decreased as a result of reduced crash frequency, severity, and improved claim management practices, including a significant increase in subrogation recovery.  Loss frequency and severity continues to be positively affected by our driver training program, which includes Smith System Training, a widely recognized leader in behind-the-wheel defensive driving training and recurrent driver training, as well as other internal loss control efforts aimed at reducing crash frequency and severity.  Both our loss prevention and claim management practices have been instrumental in lowering insurance and claims expense in 2009. We believe that our internal loss control efforts, including Smith System Training and claim management practices, will continue to yield positive benefits.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.4% in 2009, compared to 2.5% in 2008.

Communications expense as a percentage of revenue, before fuel surcharge, decreased slightly to 0.9% in 2009, compared to 1.0% in 2008.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, increased to 12.5% for 2009, from 11.7% in 2008. This increase is primarily due to a decrease in revenue and revenue per tractor in the current year. This was partially offset by the average percentage of our tractor fleet operated by independent contractors (who own their own tractors) increasing from 2008. Most of our fleet is late-model equipment that consists primarily of tractors equipped with 2007 U.S. EPA emission compliant engines.  Given higher prices for the 2010 EPA-compliant engines, we expect this category may increase going forward, although an improvement in revenue per tractor in a better freight environment could cause this category to increase by a smaller amount, or even decrease, as a percentage of revenue. Our service center network allows us to efficiently maintain this equipment.  In 2010, we plan to continue a similar trade cycle and adopt the even cleaner burning engines that have just become available.

Lease expense for revenue equipment was essentially zero in 2009 and 2008. We did not have any equipment under operating leases as of December 31, 2009.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 10.8% for the year ended 2009, from 8.6% for the same period in 2008. The increase is due to the combination of an increase in the percentage of our company fleet being operated by independent contractors during 2009, and an off-setting decrease in payments to outside carriers for transportation services arranged by our brokerage division, which experienced a decline as there was less freight to move via brokerage. While overall brokerage revenue and purchased transportation services fell year-over-year from 2008 to 2009, brokerage revenue increased in fourth quarter of 2009 compared to the same quarter a year ago. At December 31, 2009, 8.8% of our fleet was operated by independent contractors, compared to 5.0% at December 31, 2008. The increase in our independent contractor fleet is primarily from the expansion of our drayage operations.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased slightly to 2.4% for 2009, compared to 2.5% for 2008. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment increased 58.3%, to $2.8 million for the year ended December 31, 2009, compared to $1.8 million for the year ended December 31, 2008.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 85.7% for 2009, compared to 84.4% for 2008.

Net interest and other income as a percentage of revenue, before fuel surcharge, increased slightly to 0.3% for 2009, compared to 0.2% for 2008. Other income in the current year includes a $388,000 gain from insurance settlement for damage from a fire to one of our buildings. We had no outstanding debt at December 31, 2009 or 2008.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 39.7% for 2009 and 40.2% for 2008.  The small decrease in our effective tax rate is mainly due to lower state tax expense resulting from changes in our income allocated to the numerous states in which we operate.

As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 8.8% for 2008, compared to 9.4% in 2008.

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

Revenue, before fuel surcharge, decreased 1.0% to $595.6 million for 2008, from $601.4 million in 2007. The operating environment in 2008 was challenging and reflected broad-based economic weakness across all industries. Price competition remained intense as carriers struggled to maintain equipment productivity. Typical seasonal shipping patterns did not hold as volumes were uncharacteristically weak toward the second half of the year. As a result of excess capacity, our average miles per tractor decreased 3.3% in 2008. Combined with a 2.4% improvement in average revenue per total mile, our average revenue per tractor per week decreased slightly to $2,895 per tractor in 2008, from $2,922 per tractor in 2007. Our non-paid empty mile percent improved 100 basis points, to 11.8% in 2008, from 12.8% in 2007. We ended 2008 with 3,699 tractors, a decrease of 59 tractors from 2007.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 35.4% in 2008 from 33.6% in 2007.  The increase is due to the combination of higher workers' compensation costs and an increase in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At December 31, 2008, 95.0% of our fleet was operated by company drivers, compared to 93.9% at December 31, 2007. We record accruals for workers' compensation benefits as a component of our claims accrual, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 11.2% in 2008, from 12.8% in 2007. After reaching unprecedented record high fuel prices during most of 2008, the fourth quarter provided some relief with falling fuel prices. Our fuel expense in 2008 decreased 1.6% due to falling diesel prices combined with internal initiatives to improve fuel efficiency.  These initiatives enabled us to reduce idle times, reduce non-revenue miles, improve driver fuel productivity, and control out-of route miles. We also maintain a fuel surcharge program to assist us in recovering a portion of increased fuel costs.  For the year ended December 31, 2008, our fuel surcharge was $171.4 million, compared to $112.2 million for the same period in 2007.

Operations and maintenance expense increased as a percentage of revenue, before fuel surcharge, to 7.1% in 2008, from 6.4% in 2007. The increase is mainly attributable to the fact that a higher percentage of our fleet was operated by company drivers, as opposed to independent contractors, during the 2008 period. Independent contractors pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.4% for 2008, compared to 5.4% for 2007.  During 2008, we saw meaningful benefits from continued improvement in insurance and claims expense.  We implemented throughout our service centers the Smith Systems training, which is the leader in professional driver training with hands-on, behind-the-wheel, instructional training.  We believe such training and other management efforts have been instrumental factors in reducing the severity and frequency of accidents.

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

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $86.9 million, $141.4 million, and $118.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease for 2009 is primarily due to a decrease in deferred income taxes payable, due to book and tax depreciation timing differences, resulting in an increase in cash paid for current income taxes in 2009, along with an increase in accounts receivable.  Our capital expenditure excluding equipment sales decreased $22.0 million in 2009.

Net cash used in investing activities was approximately $60.4 million, $79.6 million, and $92.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease is mainly due to a reduction in capital expenditures for revenue equipment in 2009. Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, totaled $55.7 million, $81.3 million, and $91.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $70.0 to $80.0 million for 2010. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $17.7 million for the year ended December 31, 2009, compared to cash used in financing activities of approximately $63.5 million for the year ended 2008. The decrease in cash used in financing activities is primarily due to a $48.7 million reduction in payments to repurchase our common stock. In 2009, we used $4.9 million to repurchase 389,000 shares of our common stock, compared to $53.6 million used to repurchase 3,590,044 shares of our common stock in 2008. Cash dividends paid in the current year also increased approximately $3.0 million, due to an increase in dividends paid to our shareholders.  We increased our quarterly cash dividend from $0.04 per share to $0.05 per share in the second quarter of 2009.

At December 31, 2009, we had no outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit up to an aggregate of $50.0 million. At December 31, 2009, the line of credit consisted solely of issued but unused letters of credit totaling $35.2 million. We are obligated to comply with certain financial covenants under our line of credit agreement and were in compliance with these covenants at December 31, 2009.

As of December 31, 2009, our cash, cash equivalents, and short-term investments totaled $97.8 million, compared to $53.9 million as of December 31, 2008. Historically, during encouraging freight markets we have self-funded our growth by purchasing equipment with the cash generated from our operations. In 2009, we did not see the right strategic opportunity to deploy capital.  We continue to evaluate opportunities to enhance shareholder returns, including fleet growth, acquisitions, dividends, share repurchases, and other strategic options.

We believe that we will be able to finance our near term needs for working capital over the next 12 months, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and borrowing available under our existing line of credit. We will have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. In 2009, we did not have any revenue equipment held under operating leases. Vehicles held under operating leases were not carried on our balance sheet, and lease payments with respect to such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment". Our rental expense related to revenue equipment leases was $0, $90,000, and $350,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We also use operating leases to lease locations for certain of our service centers and for temporary trailer storage.  These operating leases have termination dates ranging from January 2010 through 2014. Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the line item "Miscellaneous operating expenses". Rental payments for our facilities and trailer storage totaled $1.9 million, $1.7 million, and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2009, our contractual obligations and payments due by corresponding period for our short and long term operating expenses and other commitments.

	Payments (in thousands) due by period
Contractual Obligations	Total		Less than 1 year		1-3 years	3-5 years	More than 5 years	Other
Purchase obligations (revenue equipment)	$-	(1)	$-	(1)	$-	$-	$-	$-
Investment in Transportation Resource Partners (TRP III)	$14,574		$3,369		$8,091	$2,160	$954	$-
Operating Leases – Communication Equipment	$2,518		$1,259		$1,259	$-	$-	$-
Operating Leases – Buildings	$1,744		$846		$851	$47	$-	$-
ASC 740-10 Income Tax Obligations, including interest and penalties (2)	$321		$-		$-	$-	$-	$321
Total	$19,157		$5,474		$10,201	$2,207	$954	$321

(1)
At December 31, 2009, we did not have any purchase obligations for revenue equipment.  A portion of our purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, we anticipate that purchase commitments under contract will have a net purchase price of approximately $31.6 million and will be paid throughout 2010. The balance of our expected net capital expenditures has not yet been negotiated.

(2)	ASC 740-10 Income Tax Obligations represent potential liabilities relating to uncertain tax positions, including accrued interest and penalty. We are uncertain when this liability will be settled.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from two to 30 years, down to an estimated salvage value of the property and equipment, which ranges from zero to 25% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected. This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value that is not reflected in our estimates, could have a material effect in our results of operations. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the property and equipment to the fair value and recognize any impairment loss. Our assets classified as held for sale are carried at the lower of cost or net selling value.

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

Accounting for Income Taxes.  Income taxes are accounted for under the asset and liability method, in accordance with ASC 740-10 Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

We adopted the provisions of ASC 740-10 Income Taxes relating to uncertain tax positions, on January 1, 2007.  Further information related to the implementation is discussed in Note 3 to the consolidated financial statements.

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

We have service based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of SFAS No. 123R under which we estimate the expense.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt. We attempt to manage our interest rate risk by managing the amount of debt we carry. At December 31, 2009, we did not have any outstanding borrowings. In the opinion of management, an increase in short-term interest rates could have a materially adverse effect on our financial condition only if we incur substantial indebtedness and the interest rate increases are not offset by freight rate increases or other items. Management does not foresee or expect in the near future any significant changes in our exposure to interest rate fluctuations or in how that exposure is managed by us.

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

Item 8.                          Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth beginning at page F-1 in this report.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2010

Item 9B.                       Other Information

Not Applicable.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2010 Annual Meeting of Shareholders to be held May 20, 2010.

Item 11.                       Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Report of the Compensation Committee" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2010 Annual Meeting of Shareholders to be held May 20, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2009, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,383,643	$15.05	3,632,151
Equity compensation plans not approved by security holders	-	-	-
Total	4,383,643	$15.05	3,632,151

In 2009, we granted to our employees 1,409,500 restricted stock units, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants and rights, as listed in Column A above. This is a service based award that will vest gradually over a 13-year period, beginning January 31, 2011.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2010 Annual Meeting of Shareholders to be held May 20, 2010.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2010 Annual Meeting of Shareholders to be held May 20, 2010.

Item 14.                       Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2010 Annual Meeting of Shareholders to be held May 20, 2010.

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

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

4.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.1 †
Form of Indemnity Agreement between Knight Transportation, Inc. and each director, first effective February 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2008.)

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

10.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.5
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.5.1
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

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 1, 2010		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 1, 2010
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	March 1, 2010
David A. Jackson, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Wayne Yu	March 1, 2010
Wayne Yu, Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary J. Knight	March 1, 2010
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	March 1, 2010
Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	March 1, 2010
Donald A. Bliss, Director

/s/ G.D. Madden	March 1, 2010
G.D. Madden, Director

/s/ Kathryn Munro	March 1, 2010
Kathryn Munro, Director

/s/ Michael Garnreiter	March 1, 2010
Michael Garnreiter, Director

/s/ Richard Lehmann	March 1, 2010
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2010

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands)

Assets	2009	2008
Current Assets:
Cash and cash equivalents	$30,812	$22,027
Short-term investments	66,942	31,877
Trade receivables, net of allowance for doubtful accounts of $3,204 and $4,317, respectively	73,430	70,810
Notes receivable, net of allowance for doubtful notes receivable of $298 and $93, respectively	4,361	159
Prepaid expenses	7,323	7,108
Assets held for sale	12,258	10,014
Other current assets	3,571	3,244
Income tax receivable	-	774
Current deferred tax assets	5,755	6,480
Total current assets	204,452	152,493

Property and Equipment:
Land and land improvements	31,918	28,556
Buildings and improvements	69,321	58,365
Furniture and fixtures	7,562	7,472
Shop and service equipment	5,977	4,970
Revenue equipment	548,477	558,561
Leasehold improvements	1,875	1,185
	665,130	659,109

Less: accumulated depreciation and amortization	(204,091)	(186,881)

Property and equipment, net	461,039	472,228
Notes receivable, net of current portion	2,906	674
Goodwill	10,333	10,353
Intangible assets, net	114	176
Long-term deferred tax assets	-	5,877
Other long-term assets & restricted cash	7,629	5,139
Total assets	$686,473	$646,940

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except par value)

Liabilities and Shareholders' Equity	2009	2008

Current Liabilities:
Accounts payable	$14,022	$6,195
Accrued payroll and purchased transportation	6,170	7,432
Accrued liabilities	11,199	6,273
Claims accrual – current portion	14,298	15,239
Dividend payable on restricted stock units	70	-
Total current liabilities	45,759	35,139

Long-term Liabilities:
Claims accrual – long-term portion	12,421	15,236
Deferred tax liabilities	108,135	112,661
Total long-term liabilities	120,556	127,897

Total liabilities	166,315	163,036

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,302 and 83,383 shares issued and outstanding at December 31, 2009 and 2008, respectively	833	834
Additional paid-in capital	115,348	108,885
Retained earnings	403,977	374,185

Total shareholders' equity	520,158	483,904

Total liabilities and shareholders' equity	$686,473	$646,940

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

Revenue:
Revenue, before fuel surcharge	$571,496	$595,563	$601,359
Fuel surcharge	80,225	171,372	112,224

Total revenue	651,721	766,935	713,583

Operating Expenses:
Salaries, wages and benefits	198,815	210,939	201,856
Fuel	140,385	237,893	189,055
Operations and maintenance	42,826	42,195	39,083
Insurance and claims	22,087	26,113	32,440
Operating taxes and licenses	13,450	14,941	14,754
Communications	5,407	5,873	5,539
Depreciation and amortization	71,444	69,821	65,688
Lease expense - revenue equipment	-	90	350
Purchased transportation	61,802	51,463	52,370
Miscellaneous operating expenses	13,509	14,949	10,006

Total operating expenses	569,725	674,277	611,141
Income from operations	81,996	92,658	102,442

Other Income:
Interest income	1,534	1,236	1,315
Other income	365	194	668
Total other income	1,899	1,430	1,983

Income before income taxes	83,895	94,088	104,425

Income Taxes	33,332	37,827	41,302

Net income	$50,563	$56,261	$63,123

Basic Earnings Per Share	$0.61	$0.66	$0.73

Diluted Earnings Per Share	$0.60	$0.66	$0.72

Weighted Average Shares Outstanding - Basic	83,230	85,342	86,391

Weighted Average Shares Outstanding - Diluted	83,632	85,846	87,240

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Total

Balance, January 1, 2007	86,111	$861	$94,220	$331,014	$426,095
Exercise of stock options	577	6	3,822	-	3,828
Issuance of common stock	9	-	174	-	174
Excess tax benefit of stock option exercises	-	-	1,604	-	1,604
Employee stock-based compensation expense	-	-	2,630	-	2,630
FIN48 adoption	-	-	-	(394)	(394)
Cash dividend	-	-	-	(9,510)	(9,510)
Net income	-	-	-	63,123	63,123

Balance, December 31, 2007	86,697	$867	$102,450	$384,233	$487,550
Exercise of stock options	268	3	2,357	-	2,360
Issuance of common stock	8	-	135	-	135
Stock repurchases	(3,590)	(36)	-	(53,539)	(53,575)
Excess tax benefit of stock option exercises	-	-	592	-	592
Employee stock-based compensation expense	-	-	3,351	-	3,351
Cash dividend	-	-	-	(12,770)	(12,770)
Net income	-	-	-	56,261	56,261

Balance, December 31, 2008	83,383	$834	$108,885	$374,185	$483,904
Exercise of stock options	302	3	2,554	-	2,557
Issuance of common stock	6	-	112	-	112
Stock repurchases	(389)	(4)	-	(4,895)	(4,899)
Excess tax benefit of stock option exercises	-	-	508	-	508
Employee stock-based compensation expense	-	-	3,289	-	3,289
Cash dividends paid and dividends accrued	-	-	-	(15,876)	(15,876)
Net income	-	-	-	50,563	50,563

Balance, December 31, 2009	83,302	$833	$115,348	$403,977	$520,158

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$50,563	$56,261	$63,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,444	69,821	65,688
Gain on sale of equipment	(2,802)	(1,770)	(4,927)
Earn-out on sold investment	-	(225)	(188)
Gain from insurance claim settlement	(388)	-	-
Building impairment due to fire	-	-	412
Non-cash compensation expense for issuance of common stock to certain members of board of directors	112	135	174
Provision for allowance for doubtful accounts and notes receivable	2,833	3,580	213
Deferred income taxes	2,077	17,093	9,604
Excess tax benefits related to stock-based compensation	(446)	(517)	(1,431)
Stock option compensation expense	3,289	3,351	2,630
Changes in assets and liabilities:
Increase in short-term investments	(35,065)	(24,257)	(7,620)
(Increase) decrease in trade receivables	(4,539)	14,159	(3,460)
(Increase) decrease in other current assets	(377)	515	159
(Increase) decrease in prepaid expenses	(215)	1,668	(434)
Decrease (increase) in income tax receivable	774	2,784	(3,558)
Decrease (increase) in other long-term assets	43	(63)	(415)
(Decrease) increase in accounts payable	(819)	(1,167)	1,161
Increase (decrease) in accrued liabilities and claims accrual	415	70	(2,768)
Net cash provided by operating activities	86,899	141,438	118,363

Cash Flows From Investing Activities:
Purchases of property and equipment	(95,478)	(117,504)	(135,219)
Proceeds from sale of equipment/assets held for sale	39,773	36,222	43,355
Proceeds from insurance claim settlement	699	-	-
Cash receipts from notes receivable	3,857	1,512	-
Cash payments for notes receivable	(6,750)	-	(156)
Acquisition-related contingent payment	-	-	(135)
(Increase) decrease in restricted cash	(2,251)	25	-
Investments in Transportation Resource Partners	(306)	(120)	(488)
Return of investment in Transportation Resource Partners	43	10	449
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	225	188
Net cash used in investing activities	(60,413)	(79,630)	(92,006)

Cash Flows From Financing Activities:
Dividends paid	(15,805)	(12,770)	(9,510)
Payments to repurchase company stock	(4,899)	(53,576)	-
Excess tax benefits related to stock-based compensation	446	517	1,431
Proceeds from exercise of stock options	2,557	2,360	3,828
Net cash used in financing activities	(17,701)	(63,469)	(4,251)

Net increase (decrease) in Cash and Cash Equivalents	8,785	(1,661)	22,106
Cash and Cash Equivalents, beginning of year	22,027	23,688	1,582
Cash and Cash Equivalents, end of year	$30,812	$22,027	$23,688

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$8,689	$43	$10,424
Dividend accrued for restricted stock units	$70	-	-
Effect of adoption of new accounting standard for uncertain income tax positions	-	-	$394
Retirement of company stock	$4,899	$53,575	-
Transfer from property and equipment to assets held for Sale	$30,554	$14,863	$27,338
Financing provided to owner operators for equipment sold	$4,455	$1,452	$1,573
Cash flow information:
Income taxes paid	$27,387	$17,338	$38,330

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

1.           Organization and Summary of Significant Accounting Policies

a.           Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the Company) is a short to medium-haul truckload carrier of general commodities headquartered in Phoenix, Arizona. The Company also has service centers located throughout the United States.  The Company provides truckload carrier dry van, temperature-controlled, intermodal and brokerage services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

b.           Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - Cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

Short-term Investments - Short-term investments are held for trading and comprised of debt securities with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. At December 31, 2009, our short term investments primarily consisted of municipal securities. Our short-term investments did not experience any significant unrealized gain or loss for the period.

Fair Value Measurements – Effective January 1, 2009, the company adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 and 2008.

			Level One		Level Two		Level Three
	Balance at December 31, 2009	Balance at December 31, 2008	Balance at December 31, 2009	Balance at December 31, 2008	Balance at December 31, 2009	Balance at December 31, 2008	Balance at December 31, 2009	Balance at December 31, 2008
	(In thousands)
Assets:
Money market funds	$26,895	$19,305	$26,895	$19,305	-	-	-	-
Short-term investments	$66,942	$31,877	-	-	$66,942	$31,877	-	-
Restricted cash – money market funds	$731	-	$731	-	-	-	-	-
Restricted long-term investments	$2,090	-	-	-	$2,090	-	-	-

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program. Most of the notes are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments ranging from 9% to 14%, over periods generally from six months to three years. The Company had 185 and 27 loans outstanding from independent contractors and third parties as of December 31, 2009, and 2008, respectively.

In 2009, the Company provided loans to US West Agriculture Exporters, LLC, a transportation company that does business with their drayage operations, and in which a sibling of two of the executive officers is a 33% stockholder (See Note 6 related party transactions). The US West Agriculture Exporters, LLC notes and interest due at December 31, 2009 was approximately $3.8 million and $103,000, respectively. The terms of the loan call for repayment over the next seven months.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Notes receivable from independent contractors	$1,808	$926
Notes receivable from US West Agriculture, LLC	3,841	-
Notes receivable from third parties	1,637	-
Net investment in direct financing and sales-type leases	279	-
Gross notes receivable	7,565	926
Allowance for doubtful notes receivable	(298)	(93)
Total notes receivable net of allowance	$7,267	$833

Current portion (net of allowance)	$4,361	159
Long-term portion	$2,906	$674

The following lists the components of the net investment in direct financing and sales-type leases as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Total minimum lease payments to be received	$302	-
Less: unearned income	(23)	-
Net investment in direct financing and sales-type leases	$279	-

The current and long-term portion of the Company's net investment in direct financing and sales-type leases is included in notes receivable in the accompanying consolidated balance sheets. The interest method is used to amortize unearned income, which amortizes unearned income to income over the lease term so as to produce a constant periodic rate of return on the net investment in each lease.  The amortization of unearned income is included in interest income and other in the accompanying consolidated statements of operations.

As of December 31, 2009, future minimum lease payments to be received in 2010 to 2012 are $134,000, $102,000, and $43,000, respectively.

Assets Held for Sale - The Company had $12.3 million and $10.0 million of revenue equipment that will not be utilized in continuing operations and is being held for sale as of December 31, 2009 and 2008, respectively. Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment.  No significant impairment was recorded in 2009 or 2008.  The Company expects to sell these assets and replace them with new assets within 12 months.

Other Current Assets - Included in other current assets are inventories of tires, spare parts, and fuel.

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

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2009, 2008, and 2007, repairs and maintenance expense totaled approximately $19.4 million, $19.1 million, and $18.1 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Restricted Cash - In connection with the Company's self-insurance program, $2.8 million and $570,000 has been set aside in escrow accounts to meet statutory requirements at December 31, 2009 and 2008, respectively.  This cash is recorded under the line item "Other long-term assets & restricted cash" on the Company's consolidated balance sheets.

Other Long-term Assets & Restricted Cash include:

	2009	2008
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$3,703	$3,747
Investment in Transportation Resource Partners III (TRP III)	426	120
Restricted Cash	2,821	570
Other	679	702
	$7,629	$5,139

In 2003, the Company signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, the Company committed to pledge $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  In 2009, the Company received $42,952 proceeds from TRP as a result of a recapitalization in one of the equity investments.  The proceeds are treated as a return of investment.  At December 31, 2009, the Company's ownership interest in TRP was about 2.3%, with a carrying book balance $3.7 million. Unfunded commitment to TRP has expired as of December 31, 2009.

In 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2009, the Company has contributed $426,000 to TRP III.  The Company's outstanding commitment to TRP III was approximately $14.6 million as of December 31, 2009.

Impairment of Long-Lived Assets – ASC 360-10 Property, Plant and Equipment provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with ASC 360-10, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets classified as held for sale are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The revenue equipment classified as held for sale is presented in "assets held for sale” on the Company's consolidated balance sheets. Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in ASC 350-20, Goodwill occur. ASC 350-20 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2009, and no adjustment was determined to be necessary. The Company has no accumulated goodwill impairment loss from prior years.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West. In 2007, the Company paid Roads West $135,000 for an earn-out, representing the final earn-out under the purchase agreement.  The earn-out paid in 2007 was recorded as additional goodwill related to this acquisition. The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill. Under this circumstance, ASC 740 Income Tax requires that the goodwill be separated into two components for the acquisitions before the adoption of ASC 805 Business Combination. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill. The finite lived intangible portion will be amortized using the straight-line method over a five year period.

All goodwill was recorded in connection with the Company's asset-based segment. The changes in the carrying amounts of goodwill were as follows:

	2009	2008
	(In thousands)
Goodwill at beginning of period	$10,353	$10,372
Amortization relating to deferred tax assets	(20)	(19)
Goodwill at end of period	$10,333	$10,353

Intangible assets consist of the following:

	2009	2008
	(In thousands)
Intangible assets at beginning of period	$176	$238
Amortization	(62)	(62)
Intangible assets at end of period	$114	$176

Intangible assets are being amortized straight-line over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal years 2010 and $52,000 for fiscal year 2011.

Claims Accrual - The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are based on historical information, primarily the Company's claims experience and the experience of the Company's third party administrator, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The significant level of the Company's self-insured retention for personal injury and property damage claims illustrates the importance and potential impact of these estimates.

Revenue Recognition - The Company recognizes revenues, for both asset-based and non-asset-based operations, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. These conditions are met upon delivery. ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Pursuant to this guidance, revenue for both asset-based and non-asset-based operations is reported on a gross basis.

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

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments, trade receivables, notes receivable and accounts payable. Due to the short-term nature of cash equivalents, short-term investments, trade receivables, accounts payable, and related party notes receivable, the fair value of these instruments approximates their recorded value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2009, 2008, and 2007, aggregated approximately 12%, 11%, and 10% of revenues, respectively. Balances due from the three largest customers account for approximately 13% of the total trade receivable balance as of December 31, 2009. Revenue from the Company's single largest customer represented approximately 4% of total revenues for each of the years 2007 to 2009.  Balance due from the largest customer accounts for approximately 6% of the total trade receivable balance as of December 31, 2009.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2009, 2008, and 2007 are as follows (in thousands, except per share data):

	2009			2008			2007
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$50,563	83,230	$.61	$56,261	85,342	$0.66	$63,123	86,391	$0.73
Effect of stock Options & restricted stocks	-	402	-	-	504	-	-	849	-
Diluted EPS	$50,563	83,632	$.60	$56,261	85,846	$0.66	$63,123	87,240	$0.72

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2009, 2008, and 2007, respectively, is as follows:

	2009	2008	2007
Number of anti-dilutive shares	1,541,105	1,660,035	1,253,415

Segment Information – The Company has determined that it has two reportable segments.  The Company's reportable segments consist of (i) asset-based segment and (ii) non-asset-based segment.  The assets-based segment includes dry van, temperature-controlled, and drayage operations with service centers located throughout the United States.  Each of the asset-based service centers have similar economic characteristics, as they all provide short-to-medium haul truckload carrier services of general commodities to a similar class of customers. As a result, the Company has determined that it is appropriate to aggregate these service centers into one reportable segment consistent with the guidance in ASC Sub-Topic 280-10, Segment Reporting. Accordingly, the Company has not presented separate financial information for each of these service centers. The Company has determined that its non-assets-based segment qualifies as a reportable segment under ASC Sub-Topic 280-10.  However, because its results of operations are not material to the Company's consolidated financial statements as a whole and it does not meet any of the quantitative tests for reportable segments set out in ASC Sub-Topic 280-10, the Company has not presented separate financial information for this segment. For the year ended December 31, 2009, the brokerage segment accounted for 5.7% of the consolidated revenue, 2.4% of the consolidated net income, and 1.1% of the consolidated assets. Revenue from the brokerage segment, including intercompany transactions and fuel surcharge, for the year ended December 31, 2009 was $37.2 million, compared to $41.0 million a year ago.  Net income for the brokerage segment was approximately $1.2 million for the year ended December 31, 2009, compared to $1.0 million a year ago, and the brokerage segment had assets at December 31, 2009 of $7.2 million, compared to $6.4 million a year ago.

New Accounting Pronouncements

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2009-06 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements.

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820-10, Fair Value Measurement and Disclosure.  This guidance is effective for fiscal years and interim periods beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (ASC 105).  This Statement establishes FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied by all non-governmental entities.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 on July 1, 2009.  The adoption of this statement did not have a material impact on the financial statements and only resulted in modifications in accounting references in the footnotes and disclosures.

In May 2009, the FASB issued ASC 810-10, Consolidation.  This Statement amends prior guidance and revises accounting and reporting requirements for entities' involvement with variable interest entities. The provisions of ASC 810-10 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company is currently evaluating what impact, if any, the adoption of the Statement will have on the consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirement is effective for interim reporting periods ending after June 15, 2009.  The Company adopted ASC 855-10 on April 1, 2009 and provided the required disclosures.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments, to require disclosures about the fair value of financial instruments during interim reporting periods. The new disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  The adoption of this staff position resulted in additional quarterly disclosures only.

In December 2007, the FASB issued ASC 810-10, Consolidation.  This statement amends prior guidance and revises accounting and reporting requirements for non-controlling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Upon its adoption, non-controlling interests will be classified as equity, and income attributed to the non-controlling interest will be included in the Company's income.  The provisions of this standard are applied retrospectively upon adoption.  The Company adopted ASC 810-10 on January 1, 2009, and it did not have a material impact on the consolidated results.

In December 2007, the FASB issued ASC 805, Business Combinations.  ASC 805 clarifies and amends the accounting guidance for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree.  The provisions of ASC 805-10 are effective for the Company for any business combinations occurring on or after January 1, 2009. The Company adopted ASC 805 on January 1, 2009. The adoption did not have a material impact to the Company's financial statements.

2.           Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2009 or 2008. The Company maintains a revolving line of credit, with a maturity date of September 30, 2010, which permits revolving borrowings and letters of credit totaling $50.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). At December 31, 2009, the line of credit consisted solely of issued but unused letters of credit totaling $35.3 million, which leaves $14.7 million for future borrowing under the line of credit.

Under the line of credit, the Company is required to maintain certain financial ratios and covenants. The Company was in compliance with its financial ratios and covenants at December 31, 2009.

3.           Income Taxes

Income tax expense consists of the following (in thousands):

	2009	2008	2007
Current income taxes:
Federal	$26,858	$16,554	$27,238
State	4,398	4,180	4,460
	31,256	20,734	31,698
Deferred income taxes:
Federal	2,925	14,410	7,712
State	(849)	2,683	1,892
	2,076	17,093	9,604
	$33,332	$37,827	$41,302

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2009	2008	2007
Tax at the statutory rate (35%)	$29,363	$32,931	$36,549
State income taxes, net of federal benefit Nondeductible driver per diem	2,009 1,895	3,363 2,260	3,394 2,598
Other, net	65	(727)	(1,239)
	$33,332	$37,827	$41,302

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Short-term deferred tax assets:
Claims accrual	$5,002	$5,878
Other	2,727	2,431
	$7,729	$8,309
Short -term deferred tax liabilities:
Prepaid expenses deducted for tax purposes	(1,974)	(1,829)
Short-term deferred tax assets, net	$5,755	$6,480

Long-term deferred tax assets:
Claims accrual	$-	$5,877

Long-term deferred tax liabilities:
Property and equipment depreciation	$112,876	$112,661
Claims accrual	(4,741)	-
Long-term deferred liabilities, net	$108,135	$112,661

Included in the Company's consolidated balance sheets at December 31, 2009 is approximately $2.6 million for income tax payable. In management's opinion, it is more likely than not that the Company will be able to utilize its deferred tax assets in future periods.

The Company adopted new provisions for accounting for uncertain tax positions codified in ASC 740 Income Taxes effective January 1, 2007. This interpretation was issued to clarify accounting for uncertain tax positions recognized in financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. As a result of ASC 740 implementation, at January 1, 2007, the Company recorded a $394,000 net decrease in retained earnings. As of the date of adoption, and after accounting for the cumulative effect of the adjustment noted above, the Company's unrecognized tax benefits as of January 1, 2007, totaled approximately $405,000.  During the third quarter of 2007, the Company resolved certain tax positions relating to the 2006 tax year, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance remains unchanged at $195,000 at December 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

Unrecognized Tax Benefits:	2009	2008	2007
Beginning Balance	$195	$195	$405
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(210)
Lapse of statute	-	-	-
Settlements	-	-	-
Ending Balance	$195	$195	$195

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 as of December 31, 2009.

Potential interest and penalties accrual related to unrecognized tax benefits are recognized as a component of income tax expense. During both 2009 and 2008, the Company accrued $16,000 for interest and nothing for penalties relating to unrecognized tax benefits. Accrued interest as of December 31, 2009 and 2008 was $78,000 and $62,000, respectively. Accrued penalties were $49,000 as of December 31, 2009 and 2008.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2006 through 2009 tax years generally remain subject to examination by federal authority, and the 2005 through 2009 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

4.           Commitments and Contingencies

a.           Purchase Commitments

The Company's purchase commitments for revenue equipment are currently under negotiation. Upon execution of the purchase commitments, the Company anticipates that purchase commitments under contract will have a net purchase price of approximately $31.6 million and will be paid throughout 2010.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to pledge $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. The Company's carrying book balance of its investment in TRP was $3.7 million at December 31, 2009 and 2008. The unfunded commitment to TRP has expired as of December 31, 2009.

During the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2009, the Company has contributed $426,000 to TRP III.  The outstanding commitment to TRP III was approximately $14.6 million as of December 31, 2009.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income. Building rental expense related to these lease agreements totaled approximately $1.9 million, $1.7 million, and $1.6 million for the year ended December 31, 2009, 2008, and 2007, respectively.

The Company has signed certain communication equipment agreements under non-cancelable operating leases. The lease terms will expire in 2011.

Future minimum lease payments under non-cancelable operating leases are as follows:

Year Ending December 31,	Amount (in thousands)
2010	$2,105
2011	1,686
2012	333
2013	91
2014	47
Total	$4,262

Periodically the Company leases certain revenue equipment under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Company's consolidated statements of income. The Company did not lease any revenue equipment in 2009. Rent expense relating to these operating leases totaled approximately $90,000 and $350,000 for the years ended December 31, 2008 and 2007.

d.           Other

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under any currently pending or threatened legal proceedings will not have a materially adverse effect upon the Company's financial position or results of operations.

5.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $1.5 million per occurrence depending on the applicable policy year. For the policy year from February 1, 2007 to January 31, 2008, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a SIR level of $1.5 million per occurrence, and was also responsible for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR.  For the policy year from February 1, 2008 to January 31, 2009, the Company's SIR and its responsibility for the additional "aggregate" losses was reduced to $1.0 million.  For the policy year from February 1, 2009 to January 31, 2010, the Company's SIR was increased back to $1.5 million, with no responsibility for additional "aggregate" losses. For the policy year February 1, 2010 to January 31, 2011 the Company's SIR remained constant at $1.5 million with no responsibility for additional "aggregate" losses.   The Company is also self insured for workers' compensation, with self-retention level of $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies provided for excess personal injury and property damage liability up to a total of $55.0 million per occurrence.

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self retention amount for employee medical health was $225,000 per claimant for 2009 and will remain at this amount for 2010.

6.           Related Party Transactions

During 2007 and 2006, the Company paid approximately $207,000 and $163,000, respectively, for legal and consulting services to a law firm and consulting firm owned in part by a member of the Company's Board of Directors.  This member resigned from the Company's Board of Directors in November 2007.

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek's management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. Subsequent to the sale of Concentrek in 2005, the Company received $225,000 and $188,000 from Concentrek as an earn-out in 2008 and 2007, respectively. No earn-out was received in 2009.

In 2009, the Company provided loans to US West Agriculture Exporters, LLC, a transportation company that transacts business with the Company's drayage operations, and in which Larry Knight is a 33% stockholder. Larry Knight is an employee of the company and the brother of Kevin Knight, the Company's Chief Executive Officer, and Keith Knight, the Company's Chief Operating Officer. The loan balance and interest due from US West Agriculture Exporters, LLC at December 31, 2009 was approximately $3.8 million and $103,000, respectively. Total interest income recognized during the year was approximately $146,000. The terms of the loan call for repayment over the next seven months. The principle loan balance is recorded in the "Notes receivable, net" line of the Company's consolidated balance sheet. The interest due balance is recorded in "Trade receivables, net of allowance for doubtful accounts" line of the Company's consolidated balance sheet.

The Company also provided transportation services to US West Agriculture Exporter, LLC in 2009. Total transportation services revenue for this entity was approximately $663,000 in 2009. As of December 31, 2009, accounts receivable balance for transportation services provided to US West Agriculture Exporter, LLC was approximately $469,000, which is included within the "Trade receivables, net of allowance for doubtful accounts" line of the Company's consolidated balance sheet.

7.           Shareholders' Equity

During 2009, 2008, and 2007, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.

	2009	2008	2007
Annual director fees paid through stock issuance	$112,472	$134,966	$173,914
Shares of Common stock issued	6,340	7,806	9,416

8.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  At December 31, 2009, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan (the "2003 Plan").  The Company's shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003 and approved the amendment and restatement of the 2003 Plan at the annual meeting of shareholders in May 2009.  All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, and stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions within the Code.  Vesting schedules for options are set by the Compensation Committee and the term of a stock option may not exceed ten years.  Stock options must be issued at fair market value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange.  Stock options are subject to a vesting schedule that is set by the Compensation Committee and the schedule generally ranges from three to eight years based upon graded vesting and depending upon the recipient. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. The exercise price of stock options granted may not be modified without shareholder approval. The 2003 Plan originally reserved 1.5 million shares for the grant of options, as adjusted for stock splits.  In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6.0 million shares, as adjusted for stock splits.  In 2008, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 9.0 million shares, of which 200,000 shares have been reserved for issuance to outside directors. In 2009, the Board of Directors and shareholders approved an amendment and restatement of the 2003 Plan to provide, among other things, additional terms and administrative procedures applicable to restricted stock grants and to authorize the issuance of stock appreciation rights.  The 2003 Plan will terminate on February 5, 2013.

From 2003 to 2006, independent directors received automatic grants of non-qualified stock options upon joining the Board of Directors and annually thereafter. In 2007, Company's Board of Directors adopted a new compensation structure for independent directors, whereby the practice of making automatic grants to independent directors was discontinued. Under the new structure, effective February 2007, independent directors receive annual compensation that is payable 50% in cash and 50% in Common Stock.  Common Stock granted under the new structure is subject to certain holding restrictions.

Stock-based compensation charges were approximately $3.3 million, $3.4 million, and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company received $2.6, million, $2.4 million, and $3.8 million in cash from the exercise of stock options during the year ended December 31, 2009, 2008 and 2007, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2009, was approximately $0.4 million, compared to $0.5 million for the same period in 2008. The actual tax benefit realized in 2009 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to ASC 718-10 prior period amounts have not been restated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2009	2008	2007
Dividend yield (1)	1.20%	0.84%	0.62%
Expected volatility (2)	38.11%	37.80%	32.71%
Risk-free interest rate (3)	2.01%	3.10%	4.99%
Expected terms (4)	5.17 years	5.59 years	7.89 years
Weighted average fair value of options granted	$4.37	$5.53	$8.30

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

As of December 31, 2009, there was $11.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted under the 2003 Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years, and a total period of six years.

A summary of the award activity for the years ended December 31, 2009, 2008, and 2007 is presented below:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,993,691	$14.69	4,182,780	$14.06	4,490,341	$12.57
Granted	12,500	13.31	1,390,902	15.64	695,115	18.15
Exercised	(301,697)	8.50	(268,211)	8.80	(576,801)	6.64
Forfeited and Expired	(320,851)	15.12	(311,780)	15.49	(425,875)	14.98

Outstanding at end of year	4,383,643	$15.05	4,993,691	$14.69	4,182,780	$14.06

Exercisable at end of year	1,982,595	$13.97	1,860,183	$12.85	1,714,396	$11.96

Weighted average fair value of options granted during the period		$4.37		$5.53		$8.30

As of December 31, 2009, the number of options that were currently vested and expected to become vested was 4,225,799. These options have a weighted-average exercise price of $15.03, a weighted-average contractual remaining term of 6.14 years, and an aggregate intrinsic value of $18.0 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2009:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$2.11 - 4.21	59,559	0.78	$2.85	59,559	$2.85
$4.22 - 8.42	90,998	1.71	$4.89	90,998	$4.89
$8.43 - 10.52	126,569	2.68	$8.82	120,089	$8.74
$10.53 - 12.63	606,119	4.08	$11.22	387,889	$11.45
$12.64 - 14.73	319,135	5.44	$14.44	99,645	$14.48
$14.74 - 16.84	1,676,533	6.79	$15.28	855,090	$15.69
$16.85 - 18.94	1,470,855	7.32	$18.05	354,025	$18.18
$18.95 - 21.05	33,875	6.19	$20.08	15,300	$19.90
Overall Total	4,383,643	6.19	$15.05	1,982,595	$13.97

The total intrinsic value of options exercised during the twelve-month period was $2.6 million, $2.5 million, and $6.8 million as of December 31, 2009, 2008, and 2007, respectively. Based on the market price as of December 31, 2009, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $18.6 million, and the total intrinsic value of options exercisable as of December 31, 2009, is approximately $10.5 million.  The weighted average remaining contracted life as of December 31, 2009 for vested and exercisable options is 5.03 years.

In October 2009 and November 2009, the Company issued 1,349,500 and 60,000 restricted stock units under the amended 2003 Plan, respectively, to its employees. This is a service based award that will vest gradually over a 13 year period, beginning January 31, 2011. The market value of these shares on the date of issuance was $16.04 and $17.01 per share respectively.  The amount is being amortized using the straight-line method over the vesting period from the date of issuance as additional compensation expense. As of December 31, 2009, the Company had approximately $21.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 8.01 years.

The following tables summarize the Company's restricted stock award activity for the fiscal year ended December 31, 2009:

	2009
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested January 1, 2009	-	-
Granted	1,409,500	16.08
Vested	-	-
Forfeited and Expired	-	-

Outstanding at end of year	1,409,500	16.08

Unvested at December 31, 2009	1,409,500	16.08

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2009, 2008, and 2007, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately $325,000, $381,000, and $412,000 in 2009, 2008, and 2007, respectively. The Company increased the mandatory matching contribution from $625 to $850 annually per employee on January 1, 2006.

9.           Subsequent Events

We evaluated subsequent events through the time of filing this Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

10.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2009 and 2008 (amount in thousands, except per share data):

	2009
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$133,129	$144,261	$150,190	$143,916
Income from operations	$19,449	$20,786	$20,734	$21,028
Net income	$11,744	$12,567	$13,108	$13,144
Earnings per common share:
Basic	$0.14	$0.15	$0.16	$0.16
Diluted	$0.14	$0.15	$0.16	$0.16

	2008
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$141,302	$154,833	$155,851	$143,576
Income from operations	$18,727	$20,723	$26,239	$26,969
Net income	$11,417	$12,692	$16,013	$16,139
Earnings per common share:
Basic	$0.13	$0.15	$0.19	$0.19
Diluted	$0.13	$0.15	$0.19	$0.19

11.           Company Share Repurchase Program

On November 8, 2007, the Company's Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's Common Stock.  The repurchase authorization was to remain in effect until the share limit was reached or the program was terminated.  This authorization has expired as the Company reached the share limit in 2008. Under the Company's share repurchase program, repurchased shares are constructively retired and returned to unissued status.

On November 13, 2008, the Company's Board of Directors unanimously authorized an additional repurchase of up 3.0 million shares of the Company's Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  The repurchase authorization is intended to afford the Company the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

In 2008, the Company repurchased a total of 3,590,044 shares under both authorizations for approximately $53.6 million. In the first quarter of 2009, the company purchased 389,000 shares of the Company's common stock in the open market for approximately $4.9 million. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Security and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of December 31, 2009, there were 2,020,956 shares remaining for future purchases under the repurchase program that was authorized in 2008.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2009	$4,317	$1,919	$(3,032)	$3,204
Year ended December 31, 2008	$2,429	$3,403	$(1,515)	$4,317
Year ended December 31, 2007	$2,154	$1,810	$(1,535)	$2,429

Allowance for doubtful notes receivable:
Year ended December 31, 2009	$93	$914	$(709)	$298
Year ended December 31, 2008	$79	$177	$(163)	$93
Year ended December 31, 2007	$140	$47	$(108)	$79

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated December 18, 2007 and filed on December 19, 2007.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the Sixth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †
Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan.  (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

4.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.1 †
Form of Indemnity Agreement between Knight Transportation, Inc. and each director, first effective February 5, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2008.)

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

10.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.5
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.5.1
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