Form 10-Q
period 2010-03-31
KNIGHT TRANSPORTATION INC
filed 2010-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
☐  Yes     ☒ No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of April 30, 2010 was 83,491,636 shares.

KNIGHT TRANSPORTATION, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.                                Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets As of March 31, 2010 and December 31, 2009 (In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,108	$30,812
Short-term investments	103,748	66,942
Accounts receivable, net of allowance for doubtful accounts	75,673	73,327
Notes receivable, net of allowance for doubtful accounts	974	520
Related party notes and interest receivable	4,127	3,944
Prepaid expenses	8,253	7,323
Assets held for sale	10,610	12,258
Other current assets	3,690	3,571
Current deferred tax asset	5,622	5,755
Total current assets	223,805	204,452

Property and Equipment:
Land and land improvements	31,565	31,918
Buildings and improvements	71,743	69,321
Furniture and fixtures	7,630	7,562
Shop and service equipment	6,054	5,977
Revenue equipment	544,260	548,477
Leasehold improvements	1,877	1,875
	663,129	665,130
Less: Accumulated depreciation and amortization	(213,770)	(204,091)
Property and equipment, net	449,359	461,039
Notes receivable – long-term	2,238	2,906
Goodwill	10,328	10,333
Intangible assets, net	98	114
Other long-term assets and restricted cash	7,794	7,629
Total assets	$693,622	$686,473

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) As of March 31, 2010 and December 31, 2009 (In thousands, except par values)

	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,393	$14,022
Accrued payroll and purchased transportation	8,272	6,170
Accrued liabilities	17,747	11,199
Claims accrual – current portion	13,757	14,298
Dividend Payable	140	70
Total current liabilities	46,309	45,759

Long-term Liabilities:
Claims accrual – long-term portion	11,833	12,421
Deferred tax liabilities	104,357	108,135
Total long-term liabilities	116,190	120,556

Total liabilities	162,499	166,315

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 83,450 and 83,302 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	834	833
Additional paid-in capital	118,209	115,348
Retained earnings	412,080	403,977
Total shareholders' equity	531,123	520,158
Total liabilities and shareholders' equity	$693,622	$686,473

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUE:
Revenue, before fuel surcharge	$140,316	$133,129
Fuel surcharge	25,375	15,590
Total revenue	165,691	148,719
OPERATING EXPENSES:
Salaries, wages and benefits	47,783	48,304
Fuel	40,235	28,879
Operations and maintenance	11,048	9,988
Insurance and claims	5,759	5,316
Operating taxes and licenses	3,051	3,561
Communications	1,326	1,472
Depreciation and amortization	17,965	17,701
Purchased transportation	16,786	10,695
Miscellaneous operating expenses	3,158	3,354
Total operating expenses	147,111	129,270

Income from operations	18,580	19,449

Interest income	434	306
Other income/(expense)	817	(21)
Income before income taxes	19,831	19,734

Income taxes	7,487	7,990

Net income	$12,344	$11,744

Earnings per common share and common share equivalent:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Weighted average number of common shares and common share equivalents outstanding:
Basic	83,354	83,335
Diluted	84,117	83,611

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (In thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:

Net income	$12,344	$11,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,965	17,701
Gain on sales of equipment	(584)	(839)
Impairment loss from fire	-	25
Gain from insurance claim settlement	(100)	-
Gain from Concentrek earn-out	(718)	-
Provision for doubtful accounts and notes receivable	463	848
Excess tax benefits related to stock-based compensation	(221)	(124)
Stock based compensation expense	983	754
Changes in operating assets and liabilities:
Increase in short-term investments	(36,806)	(14,786)
(Increase) decrease in trade receivables	(1,808)	4,245
Increase in related party notes and interest receivable	(20)	-
(Increase) decrease in other current assets	(119)	106
(Increase) in prepaid expenses	(930)	(372)
Decrease in income tax receivable	-	774
(Decrease) increase in deferred income taxes	(3,646)	1,673
Decrease in other long-term assets	6	5
Increase in accounts payable	787	3,190
Increase in accrued liabilities and claims accrual	7,781	8,120

Net cash (used) provided by operating activities	(4,623)	33,064

Cash Flow From Investing Activities:
Purchase of property and equipment	(21,200)	(19,615)
Proceeds from sales of equipment	7,988	8,735
Cash proceeds from notes receivable	990	-
Cash payment for notes receivable	(201)	(5)
Cash payment for related party notes receivable	(163)	-
Investments in Transportation Resource Partners	(159)	(150)
Return of investment in Transportation Resource Partners	-	43
Increase in restricted cash	(5)	-
Net cash used in investing activities	(12,750)	(10,992)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (In thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flow From Financing Activities:
Dividends paid	$(4,170)	$(3,323)
Payments to acquire treasury stock	-	(4,900)
Excess tax benefits related to stock-based compensation	221	124
Proceeds from exercise of stock options	1,618	340

Net cash used in financing activities	(2,331)	(7,759)

Net (decrease) increase in cash and cash equivalents	(19,704)	14,313
Cash and cash equivalents, beginning of period	30,812	22,027

Cash and cash equivalents, end of period	$11,108	$36,340

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	272	1,892
Retirement of treasury stock	-	4,900
Transfer from property and equipment to assets held for sale	4,397	6,573
Financing provided to independent contractors for equipment sold	758	1,654
Dividend accrued for restricted stock units	70	-
Cash Flow Information:
Income taxes paid	5,157	$1,216

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2.                      Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan"). The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Pursuant to the 2003 Plan, the Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock unit grants, and stock appreciation rights to employees and officers. Stock based compensation cost for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31,
	(in thousands)
	2010	2009
Stock compensation expense for options, net of forfeitures	$770	$754
Stock compensation expense for restricted stock units, net of forfeitures	213	-
Combined stock compensation expense	983	754
Income tax	(371)	(305)
Net stock compensation expense after tax	$612	$449

We received approximately $1.6 million in cash from the exercise of stock options during the three months ended March 31, 2010, compared to $340,000 for the same period in 2009.

As of March 31, 2010, we have approximately $10.7 million of unrecognized compensation cost related to unvested options  granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.1 years and a total period of 5.5 years.  We also have approximately $20.9 million of unrecognized compensation expense related to restricted stock unit awards, which will be recognized over a weighted average period of 7.8 years and a total period of 13.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table (no grants were issued in the three months ended March 31, 2010):

	Three Months Ended March 31,
	2010	2009
Dividend yield (1)	N/A	1.20%
Expected volatility (2)	N/A	38.20%
Risk-free interest rate (3)	N/A	2.01%
Expected terms (4)	N/A	5.18 years
Weighted average fair value of options granted	N/A	$4.37

(1)	The dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	We analyzed the volatility of our stock using historical data from January 1, 2003 through the end of the most recent period to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior from January 1, 2003 through the end of the most recent period.

A summary of the option award activity under the 2003 Plan as of March 31, 2010, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share ($)
Outstanding 12/31/2009	4,383,643	15.05
Granted	-	-
Exercised	(148,149)	10.88
Forfeited	(13,984)	16.34
Outstanding as of 03/31/2010	4,221,510	15.19

A summary of the restricted stock unit award activity under the 2003 Plan as of March 31, 2010, and changes during the three-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested 12/31/2009	1,409,500	16.08
Granted	-	-
Vested	-	-
Forfeited	(4,000)	16.28
Outstanding as of 03/31/2010	1,405,500	16.08

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding – basic	83,354	83,335
Dilutive effect of stock options and unvested restricted stock units	763	276
Weighted average common shares outstanding – diluted	84,117	83,611

Net income	$12,344	$11,744
Earnings per common share
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Certain potentially dilutive shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended March 31,
	2010	2009
Number of anti-dilutive shares	32,000	3,664,373

Note 4.                      Segment Information

We have two reportable segments comprised of an asset-based segment and a non-asset-based segment. Our asset-based segment includes our dry van, temperature-controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended March 31, 2010, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.3% of our consolidated revenue, 2.3% of our consolidated net income, and 1.2% of our consolidated assets.

Brokerage revenue including intercompany transactions and fuel surcharge for the three-months ended March 31, 2010 was $8.7 million, compared to $7.5 million for the same period a year ago. Net income for our brokerage segment was approximately $0.3 million for three-months ended March 31, 2010, compared to $0.2 million a year ago, and our brokerage segment had assets of $8.3 million at March 31, 2010, compared to $6.5 million a year ago.

Note 5.                      Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 6.                      Dividends

On February 10, 2010, we declared a cash dividend of $0.05 per share of our common stock.  The dividend was payable to shareholders of record on March 5, 2010, and was paid on March 26, 2010.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 7.                      Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2010 follow:

Goodwill:	In Thousands
Balance at December 31, 2009	$10,333
Amortization relating to deferred tax assets	(5)
Balance at March 31, 2010	$10,328

Intangible Assets:	In Thousands
Balance at December 31, 2009	$114
Amortization	(16)
Balance at March 31, 2010	$98

Intangible assets are being amortized on a straight-line method over a five year period.  Annual amortization expense is expected to be $62,000 for fiscal year 2010 and $52,000 for fiscal year 2011.

Note 8.                      Investment Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Per the original partnership agreement, we were committed to invest $5.0 million out of approximately $260.0 million total. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At March 31, 2010, the carrying book balance of our investment in TRP was $3.7 million, and our ownership interest was approximately 2.3%.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. As of March 31, 2010, we had contributed $585,000 to TRP III and our outstanding commitment to TRP III was approximately $14.4 million.

Note 9.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as “assets held for sale” on the balance sheet.  Assets held for sale at March 31, 2010 totaled $10.6 million, compared to $12.3 million as of December 31, 2009. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. We periodically review the carrying value of these assets for possible impairment. We expect to sell these assets and replace them with new assets within twelve months.

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

During 2007, we resolved certain tax positions, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance has not changed since then and remained at $195,000 at March 31, 2010.

Estimated interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. Accrued interest was $82,000 and $78,000 at March 31, 2010 and December 31, 2009, respectively. Accrued penalties were $49,000 at both March 31, 2010 and December 31, 2009.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 (including federal income tax effects of $69,000) as of March 31, 2010, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such a determination is made. We do not believe the unrecognized tax benefits will change significantly over the next 12 months.

We file U.S. and state income tax returns with varying statutes of limitations.  The 2006 through 2009 tax years generally remain subject to examination by federal authority, and the 2005 through 2009 tax years generally remain subject to examination by state tax authorities.

Note 11.                      Company Share Repurchase Programs

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

In the first quarter of 2009, we purchased 389,000 shares of our common stock in the open market for approximately $4.9 million. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. The shares acquired have been retired and are available for future issuance.

We did not purchase any shares in the quarter ended March 31, 2010. As of March 31, 2010, there were 2,020,956 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 12.                      Cash & Cash Equivalents and Short-Term Investments

Our cash and cash equivalents are comprised of short-term, highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.

Our short-term investments are held for trading and comprised of debt securities with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. At March 31, 2010, our short term investments consisted of primarily municipal securities. Our short-term investments did not experience any significant unrealized gain or loss for the period or at March 31, 2010.

Note 13.                      Fair Value Measurements

Effective January 1, 2009, we adopted ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2010 and December 31, 2009.

			Level One		Level Two		Level Three
	Balance at March 31, 2010	Balance at December 31, 2009	Balance at March 31, 2010	Balance at December 31, 2009	Balance at March 31, 2010	Balance at December 31, 2009	Balance at March 31, 2010	Balance at December 31, 2009
	(In thousands)
Assets:
Money market funds	$6,361	$26,895	$6,361	$26,895	-	-	-	-
Short-term investments	$103,748	$66,942	-	-	$103,748	$66,942	-	-
Restricted cash – money market funds	$747	$731	$747	$731	-	-	-	-
Restricted long-term investments	$2,079	$2,090	-	-	$2,079	$2,090	-	-

Note 14.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments generally ranging from 9% to 14%, over periods generally from six months to three years. We had 140 and 185 loans outstanding from independent contractors and third parties as of March 31, 2010 and December 31, 2009, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Notes receivable from independent contractors	$1,601	$1,808
Notes receivable from third parties	1,734	1,637
Net investment in sales-type leases	157	279
Gross notes receivable	3,492	3,724
Allowance for doubtful notes receivable	(280)	(298)
Total notes receivable net of allowance	3,212	3,426

Current portion (net of allowance)	974	520
Long-term portion	$2,238	$2,906

The following lists the components of the net investment in sales-type leases as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Total minimum lease payments to be received	$172	$302
Less: unearned income	(15)	(23)
Net investment in sales-type leases	$157	$279

The current and long-term portions of the Company's net investment in sales-type leases are included in notes receivable in the accompanying consolidated balance sheets. The interest method is used to amortize unearned income, which amortizes unearned income to income over the lease term so as to produce a constant periodic rate of return on the net investment in each lease.  The amortization of unearned income is included in interest income and other in the accompanying consolidated statements of operations.

Note 15.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operations, and in which Larry Knight is a 33% stockholder. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance and interest due from US West Agriculture Exporters, LLC at March 31, 2010 was approximately $4,003,000 and $124,000, respectively. On April 29, 2010 we entered into an agreement with US West Agriculture Exporters, LLC to consolidate the business loan and interest into one single promissory note. The new agreement extends the repayment term until September 2012, with installments due quarterly. The related party notes and interest receivable have been reported separately for 2009 to conform to the current presentation in the condensed consolidated balance sheet. The principal loan and interest balance is recorded in “Related party notes and interest receivable” line of our consolidated balance sheets.

We also provided transportation services to US West Agriculture Exporters, LLC. Total freight revenue for this entity was approximately $531,000 for the three month period ended March 31, 2010. As of March 31, 2010, the receivables balance for transportation services provided to US West Agriculture Exporters, LLC was approximately $631,000, which is included within the "Accounts receivables, net of allowance for doubtful accounts" line of the our consolidated balance sheets.

Note 16.                      Recent Accounting Pronouncements

On January 21, 2010, FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU has no material impact on our fair value measurement disclosures as of March 31, 2010. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have a material impact on our fair value measurement disclosures.

In December 2009, FASB issued ASU 2009-17. This Accounting Standards Update amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009.The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to readers of financial statements. We adopted ASC810-10 on January 1, 2010. The adoption of this ASC has no material impact on our consolidated financial statements.

Note 17.                    Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements, other than as disclosed herein.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2009, along with any supplements in Part II below.

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

Introduction

Business Overview

We are a transportation services provider headquartered in Phoenix, Arizona. The transportation services we provide are asset-based dry van truckload carrier services, temperature-controlled truckload carrier services, and drayage activities between ocean ports or rail ramps and shipping docks, along with non-asset-based brokerage services, both on highway and rail. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.  We generally focus our dry van operations on regional short-to-medium lengths of haul. Our temperature-controlled centers operate in larger geographic areas with longer lengths of haul as compared to our dry van operations. Our brokerage services enable us to expand our customer service offerings by providing the non-asset-based capability of arranging with other carriers to haul our customers' freight when the shipments do not fit our asset-based model.

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

As of March 31, 2010, we operated 35 asset-based service centers offering dry van, temperature-controlled, and intermodal transportation services. We also solicit freight to be handled through our brokerage business at all of our asset-based service centers. The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were relatively insignificant for the first quarter of 2010 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

Outlook

Due to economic downturn that started in 2006, numerous industry competitors have closed down or downsized their fleets over the last two to three years. During the last part of 2009, we experienced gradual improvements with freight demands. We believe that we are firmly in a recovering truckload freight market as the operating environment grew increasingly positive during the first quarter of 2010.  Evidence of the recovery includes our 3.8% improvement in average miles per tractor for the quarter versus the first quarter in 2009.  This improvement marks the second consecutive quarter with increased year over year average miles per tractor following the 2.1% increase in the fourth quarter of 2009.  Market share growth continued in the first quarter as we hauled 10.8% more loads than the first quarter of 2009. We expect the upward trend to continue in the coming quarters.

While we are optimistic about the economic recovery, our industry generally suffers from limited liquidity and over-leveraged balance sheets. We believe that many competitors do not appear to be in a financial position to make the requisite investment to capitalize on the improving freight market.  In contrast, we intend to invest more heavily as demand for truckload services improves. We believe we have significant financial flexibility and a strong balance sheet, with $114.9 million in cash and short term investments, and zero debt at March 31, 2010. We believe we are well-positioned to grow our business as the recovery continues to develop.

We believe that we are still in the early stage of the recovery. We will continue to utilize the flexibility of our decentralized model to react and adapt to market conditions. We expect to optimize our model and refine our execution in reaction to, or in anticipation of, the truckload market dynamics. We will continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy.

We believe that our level of profitability, fleet renewal strategy, and use of independent contractors should enable us to internally finance attractive levels of fleet growth when demand conditions are right. Based on our growing network, a history of low cost operation and solid execution, and access to substantial capital resources, we believe we have the competitive position and ability to perpetuate our model based on leading growth and profitability.

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

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended March 31, 2010 in comparison to the same period in 2009 are:

☐	Revenue, before fuel surcharge, increased 5.4%, to $140.3 million from $133.1 million;

☐	Net income increased 5.1% to $12.3 million, compared to $11.7 million; and

☐	Net income per diluted share increased 4.5%, to $0.15 from $0.14.

In the first quarter of 2010, our load count grew by 17,331 loads when compared to the same period last year. Our 10.8% load growth in the first quarter was also slightly better than last quarter.  We believe that these sequential trends further demonstrate that an economic recovery is underway.

Equipment productivity, as measured by miles per tractor and average revenue before fuel surcharge per tractor, both increased 3.8% in the first quarter of 2010 as compared to the same period last year.  In this strengthening freight market we were able to decrease our non-paid empty miles to 10.9% in the first quarter of 2010, compared to 12.5% for the same period a year ago, an improvement of 12.8%. The improvement in non-paid empty miles offset a 1.9% decline in average freight revenue per loaded mile as average freight revenue per total mile was flat, year over year.  Our average length of haul decreased 3.5% to 464 miles from 481 miles in the same period last year, while increasing sequentially 1.3% from the fourth quarter of 2009.

Our fleet size increased approximately 1% in the first quarter to an average of 3,759 tractors for the quarter ended March 31, 2010. We ended the quarter with 3,765 tractors as of March 31, 2010, compared to 3,689 tractors a year ago. The net increase of 76 units is comprised of a 89 unit increase in independent contractor tractors, off-set by a 13 unit decrease in company tractors.

Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.8% for the quarter ended March 31, 2010, compared to 85.4% for the same period a year ago. The higher operating ratio is mainly due to rising fuel cost in the first quarter of 2010. The U.S. average cost of diesel fuel per gallon during the first quarter increased approximately 31% compared to the same period a year ago.

For the quarter, we spent $13.2 million in net capital expenditures.  At March 31, 2010, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $114.9 million, and our shareholders' equity was $531.1 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A), and revenue, before fuel surcharge (Columns B), for the three months ended March 31, 2010 and 2009, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge. We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three Months Ended March 31,			(B) (Fuel surcharge excluded from revenue and netted from fuel expense) Three Months Ended March 31,
	2010	2009		2010	2009

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	28.8	32.5	Salaries, wages and benefits	34.1	36.3
Fuel (1)	24.3	19.4	Fuel (2)	10.6	10.0
Operations and maintenance	6.7	6.7	Operations and maintenance	7.9	7.5
Insurance and claims	3.5	3.6	Insurance and claims	4.1	4.0
Operating taxes and licenses	1.8	2.4	Operating taxes and licenses	2.2	2.7
Communications	0.8	1.0	Communications	0.9	1.1
Depreciation and amortization	10.8	11.9	Depreciation and amortization	12.8	13.3
Purchased transportation	10.1	7.2	Purchased transportation	12.0	8.0
Miscellaneous operating expenses	2.0	2.2	Miscellaneous operating expenses	2.2	2.5
Total operating expenses	88.8	86.9	Total operating expenses	86.8	85.4
Income from operations	11.2	13.1	Income from operations	13.2	14.6
Net interest and other income	0.8	0.2	Net interest and other income	0.9	0.2
Income before income taxes	12.0	13.3	Income before income taxes	14.1	14.8
Income taxes	4.5	5.4	Income taxes	5.3	6.0
Net Income	7.5%	7.9%	Net Income	8.8%	8.8%

(1)	Gross fuel expense without fuel surcharge revenue netted from expense.
(2)	Net fuel expense less fuel surcharge revenue.
*	There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2010 and March 31, 2009 is set forth below.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Total revenue for the quarter ended March 31, 2010, increased 11.4% to $165.7 million, from $148.7 million for the same period in 2009. Total revenue for the 2010 period included $25.4 million of fuel surcharge revenue, compared to $15.6 million in the 2009 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 5.4% to $140.3 million for the quarter ended March 31, 2010, from $133.1 million for the same period in 2009. During the first quarter we experienced favorable trends in a recovering truckload freight market. Equipment utilization, or average miles per tractor, improved 3.8%, while average revenue per total mile remained constant. We believe that miles per tractor is the first operating fundamental that improves in a recovering market, to be followed by revenue per mile improvements. As of March 31, 2010, we operated 76 more trucks compared to the same period a year ago.  Our average length of haul decreased 3.5% to 464 miles. Non-paid miles improved to 10.9% in the quarter ended March 31, 2010, compared to 12.5% during the same period a year ago.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 34.1% for the quarter ended March 31, 2010, from 36.3% for the same period in 2009. The decrease is due to the combination of higher revenue and a decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. As of March 31, 2010, 91.1% of our fleet was operated by company drivers, compared to 93.3% at March 31, 2009. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income. Our workers’ compensation costs increased slightly in the first quarter of 2010 versus the same period in 2009, which partially off-set the overall decrease in our salary and benefits expense.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, increased to 10.6% for the three months ended March 31, 2010, from 10.0% for the same period in 2009. The U.S. average cost of diesel fuel per gallon increased approximately 31% in the first quarter versus the 2009 period. We continued to manage and control rising fuel prices through internal initiatives to improve fuel efficiency, reduce idle time, and improve fuel purchasing. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $25.4 million for the three months ended March 31, 2010, compared to $15.6 million for the same period in 2009.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 7.9% for the three months ended March 31, 2010, compared to 7.5% for the same period in 2009. Operations and maintenance expense as a percentage of revenue increased primarily because of a modest increase in fleet age and an increase in operating expenses incurred on the road. These items more than offset an increase in the percentage of our fleet provided by independent contractors, who pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, remained relatively constant at 4.1% for the three months ended March 31, 2010, compared to 4.0% for the same period in 2009.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.2% for the three months ended March 31, 2010, compared to 2.7% for the same period in 2009. The decrease is primarily due to higher revenue and an increase in the percentage of our company fleet being operated by independent contractors, who pay for their own licenses, taxes, and fees.

Communications expense as a percentage of revenue, before fuel surcharge, decreased 0.9% for the three months ended March 31, 2010, compared to 1.1% for the same period in 2009. The decrease is mainly due to increased revenue that covers certain fixed components of the communication costs.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 12.8% for the three months ended March 31, 2010, compared to 13.3% for the same period in 2009.  The decrease in depreciation and amortization expense is primarily due to the combination of improved equipment utilization and an increase in the percentage of our tractor fleet being operated by independent contractors, who own their own tractors. As of March 31, 2010, 91.1% of our fleet was company owned and subject to depreciation, compared to 93.3% at March 31, 2009. Most of our fleet is late-model equipment that consists primarily of tractors equipped with 2007 U.S. EPA emission compliant engines.  Given higher prices for the 2010 EPA-compliant engines, we expect this category may increase going forward, although an improvement in revenue per tractor in a better freight environment or an increased percentage of our fleet comprised of independent contractors could cause this category to increase by a smaller amount, or even decrease, as a percentage of revenue.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 12.0% for the three months ended March 31, 2010, from 8.0% for the same period in 2009. The increase is due to the combination of an increase in the percentage of our fleet being operated by independent contractors and a $1.2 million increase in payments to outside carriers for transportation services arranged by our brokerage division. At March 31, 2010, 8.9% of our fleet was operated by independent contractors, compared to 6.7% at March 31, 2009. The increase in our independent contractor fleet is primarily from the expansion of our drayage operations.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.2% for the three months ended March 31, 2010, compared to 2.5% for the same period in 2009. The decrease is primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment decreased to $583,800 in the first quarter of 2010, compared to $839,300 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.8% for the three months ended March 31, 2010, compared to 85.4% for the same period in 2009.

Net interest income and other income as a percentage of revenue, before fuel surcharge, increased to 0.9% for the three months ended March 31, 2010, compared to 0.2% for same period a year ago. Other income in the current year includes a $718,000 earn-out from our investment in Concentrek, which we sold in 2005. Our interest income also increased approximately $130,000 in the first quarter. We had no outstanding debt at March 31, 2010 or 2009.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates decreased to 37.8% for the quarter ended March 31, 2009, compared to 40.5% for the same period a year ago. The decrease in our tax rate is mainly due to certain federal tax credits associated with solar panel installations.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, remained constant at 8.8% for the three months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash from operating activities was a $4.6 million decrease to cash for the three months ended March 31, 2010, compared to a $33.1 million increase to cash for the same period in 2009. The decrease in cashflow from operating activities in the first quarter of 2010 is primarily due to investing more cash in short-term investments, along with an increase in accounts receivables and a decrease in deferred income taxes resulting from certain book to tax timing differences. Excluding the increase in our short-term investments, our net cash provided by operating activities would have been $32.2 million for the three months ended March 31, 2010, compared to $47.9 million for the same period a year ago. Our cash, cash equivalents, and short-term trading investments grew $17.1 million during the three month period ended March 31, 2010, after spending $4.2 million for dividends.

Net cash used in investing activities was $12.8 million for the three months ended March 31, 2010, compared to $11.0 million for the same period in 2009. Capital expenditures for the purchase of revenue equipment, office equipment, land and leasehold improvements, net of equipment sales, increased $2.3 million, to $13.2 million for the three months ended March 31, 2010, compared to $10.9 million for the same period in 2009. We currently anticipate total capital expenditures, net of equipment sales, to be in the $70 to $85 million range for the year. We intend that these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $2.3 million for the three months ended March 31, 2010, compared to $7.8 million for the same period in 2009.  The decrease in cash used in financing activities is primarily due to a reduction in cash payments to acquire treasury stock. We did not acquire any treasury stock in the three month period ended March 31, 2010, compared to $4.9 million spent on treasury stock in the same period a year ago. Cash proceeds from exercises of stock options increased to $1.6 million for the three month period ended March 31, 2010, compared to $0.3 million for the same period a year ago. Cash dividends paid in the first quarter of 2010 also increased approximately $0.8 million, due to an increase in dividends paid to common stock shareholders from $0.04 per share to $0.05 per share that became effective in the second quarter of 2009. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At March 31, 2010, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $36.3 million. These letters of credit are issued to various regulatory authorities in connection with our self-insured retention. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2010.

As of March 31, 2010, our balance sheet continued to be debt-free while our cash, cash equivalents, and short-term investments balance grew to $114.9 million. Historically, we have self-funded our growth by purchasing equipment with the cash generated from our operations. Our growth has slowed in the last two years due to the difficult economic environment. We are encouraged by the recent demand trends, and expect to find opportunities to grow each of our businesses as we put more capital to work. We will continue to evaluate strategic opportunities that can create value for our shareholders without undue risk, including return of capital in the form of cash dividends and stock repurchases.

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

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include, revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2009 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at March 31, 2010, and therefore had no market risk related to debt.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases.  As of March 31, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2009, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first quarter of 2010. See Note 11 for additional information with respect to our share repurchase programs.

Item 3.                       Defaults Upon Senior Securities

Not Applicable

Item 4.                        Removed and Reserved

Item 5.                        Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	(3.2)	2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 15, 2010 and filed on March 17, 2010.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the 2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

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

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2010	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 10, 2010	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant