Form 10-Q
period 2010-09-30
KNIGHT TRANSPORTATION INC
filed 2010-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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
   ☐ Yes         ☒ No

The number of shares outstanding of registrant's Common Stock, par value $0.01 per share, as of October 31, 2010 was 83,660,601 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of September 30, 2010 and December 31, 2009 (in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,665	$30,812
Short-term investments	70,390	66,942
Accounts receivable, net of allowance for doubtful accounts	83,381	73,327
Notes receivable, net of allowance for doubtful accounts	1,149	520
Related party notes and interest receivable	3,412	3,944
Prepaid expenses	12,326	7,323
Assets held for sale	9,534	12,258
Other current assets	4,450	3,571
Income tax receivable	4,189	-
Current deferred tax asset	4,998	5,755
Total current assets	203,494	204,452

Property and Equipment:
Land and land improvements	31,803	31,918
Buildings and improvements	77,531	69,321
Furniture and fixtures	7,390	7,562
Shop and service equipment	6,307	5,977
Revenue equipment	587,489	548,477
Leasehold improvements	1,837	1,875
Gross Property and Equipment	712,357	665,130
Less: accumulated depreciation and amortization	(222,304)	(204,091)
Property and equipment, net	490,053	461,039
Notes receivable – long-term	3,684	2,906
Goodwill	10,319	10,333
Intangible assets, net	67	114
Other long-term assets and restricted cash	12,124	7,629
Total assets	$719,741	$686,473

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of September 30, 2010 and December 31, 2009 (in thousands, except par values)

	September 30, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,550	$14,022
Accrued payroll and purchased transportation	8,002	6,170
Accrued liabilities	12,608	11,199
Claims accrual – current portion	13,655	14,298
Dividend payable	305	70
Total current liabilities	43,120	45,759

Long-term Liabilities:
Claims accrual – long-term portion	11,666	12,421
Deferred tax liabilities	106,818	108,135
Total long-term liabilities	118,484	120,556

Total liabilities	161,604	166,315

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value; 300,000 shares authorized; 83,644 and 83,302 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	836	833
Additional paid-in capital	122,763	115,348
Accumulated other comprehensive income	202	-
Retained earnings	434,376	403,977
Total Knight Transportation shareholders' equity	558,177	520,158
Noncontrolling interest	(40)	-
Total shareholders' equity	558,137	520,158

Total liabilities and shareholders' equity	$719,741	$686,473

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Revenue, before fuel surcharge	$162,066	$150,190	$457,672	$427,580
Fuel surcharge	29,233	22,942	84,726	56,351
Total revenue	191,299	173,132	542,398	483,931
OPERATING EXPENSES:
Salaries, wages and benefits	53,468	52,042	153,632	150,344
Fuel	44,585	38,962	128,795	101,421
Operations and maintenance	12,091	11,219	34,693	31,944
Insurance and claims	6,100	5,424	18,441	16,132
Operating taxes and licenses	3,596	3,765	10,214	10,760
Communications	1,341	1,331	4,054	4,153
Depreciation and amortization	16,955	18,204	52,885	53,524
Purchased transportation	23,099	18,147	58,903	44,120
Miscellaneous operating expenses	2,880	3,304	9,022	10,564
Total operating expenses	164,115	152,398	470,639	422,962

Income from operations	27,184	20,734	71,759	60,969

Interest income	487	424	1,426	1,079
Other income/(expense)	(91)	386	571	365
Income before income taxes	27,580	21,544	73,756	62,413

Income taxes	10,965	8,436	28,990	24,994
Net income	$16,615	$13,108	$44,766	$37,419

Net loss attributable to noncontrolling interest	36	-	64	-
Net income attributable to Knight Transportation	$16,651	$13,108	$44,830	$37,419

Earnings per common share:
Basic	$0.20	$0.16	$0.54	$0.45
Diluted	$0.20	$0.16	$0.53	$0.45

Weighted average number of common shares outstanding:
Basic	83,590	83,197	83,482	83,216
Diluted	84,403	83,630	84,317	83,584

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:

Net income	$44,766	$37,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,885	53,524
Gain on sale of equipment	(3,372)	(2,109)
Earn-out on sold investment	(718)	-
Gain from insurance claim settlement	(100)	(388)
Loss from investment in Transportation Resource Partners III	236	-
Non-cash compensation expense for issuance of stock to certain members of board of directors	112	112
Provision for doubtful accounts and notes receivable	1,304	2,458
Excess tax benefits related to stock-based compensation	(373)	(370)
Stock-based compensation expense	3,152	2,453
Deferred income taxes	(561)	2,140
Changes in operating assets and liabilities:
Increase in short-term investments	(3,448)	(37,486)
Increase in trade receivables	(10,857)	(1,881)
Decrease in related party interest receivable	88	-
Increase in other current assets	(879)	(278)
Increase in prepaid expenses	(5,002)	(4,104)
Increase in income tax receivable	(4,189)	(1,366)
(Increase) decrease in other assets	(104)	68
Increase in accounts payable	2,904	349
Increase in accrued liabilities and claims accrual	2,287	3,065

Net cash provided by operating activities	78,131	53,606

Cash Flow From Investing Activities:

Purchase of property and equipment	(114,735)	(83,498)
Proceeds from sales of equipment	27,616	27,752
Proceeds from insurance claim settlement	100	699
Cash proceeds from notes receivable	2,315	-
Cash payment for notes receivable	(1,240)	(799)
Cash proceeds from related party notes receivable	445	-
Increase in restricted cash	(69)	(2,242)
Purchase of long-term available-for-sale securities	(1,879)	-
Cash received from Concentrek earnout	718	-
Investments in Transportation Resource Partners III	(2,571)	(306)
Return of investment in Transportation Resource Partners	110	43

Net cash used in investing activities	(89,190)	(58,351)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flow From Financing Activities:
Dividends paid	$(14,196)	$(11,641)
Payments to acquire treasury stock	-	(4,900)
Excess tax benefits related to stock-based compensation	373	370
Cash investment from noncontrolling interest holder	24	-
Proceeds from exercise of stock options	3,711	1,988
Net cash used in financing activities	(10,088)	(14,183)

Net increase (decrease) in cash and cash equivalents	(21,147)	(18,928)
Cash and cash equivalents, beginning of period	30,812	22,027

Cash and cash equivalents, end of period	$9,665	$3,099

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired in accounts payable	$312	$14
Retirement of treasury stock	-	$4,900
Transfer from property and equipment to assets held for sale	$15,300	$23,126
Financing provided to independent contractors for equipment sold	$2,984	$4,322
Dividend accrued for restricted stock units	$234	-
Cash Flow Information:
Income taxes paid	$35,849	$23,792

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

Note 2.       Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock compensation expense for options, net of forfeitures	$851	$871	$2,514	$2,453
Stock compensation expense for restricted stock units, net of forfeitures	214	-	638	-
Combined stock compensation expense	1,065	871	3,152	2,453
Income tax	(423)	(341)	(1,236)	(982)
Net stock compensation expense after tax	$642	$530	$1,916	$1,471

We received approximately $0.7 million and $3.7 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2010, respectively, compared to $1.1 million and $2.0 million for the same periods in 2009.

As of September 30, 2010, we have approximately $10.3 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.5 years and a total period of 7.0 years.  We also have approximately $20.4 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 6.6 years and a total period of 12.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield (1)	1.21%	N/A	1.21%	1.20%
Expected volatility (2)	34.61%	N/A	34.61%	38.20%
Risk-free interest rate (3)	2.10%	N/A	2.10%	2.01%
Expected terms (4)	4.92 years	N/A	4.92 years	5.18 years
Weighted average fair value of options granted	$5.58	N/A	$5.58	$4.37

1.	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
2.	Expected volatility – we analyzed the volatility of our stock using historical data for the past 7 years through the end of the most recent period to estimate the expected volatility.
3.
Risk-free interest rate – the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

4.
Expected terms – the expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior for the past 7 years through the end of the most recent period.

A summary of the option award activity under the 2003 Plan as of September 30, 2010, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2009	4,383,643	$15.05
Granted	236,200	18.84
Exercised	(336,738)	11.00
Forfeited	(64,434)	16.41
Outstanding as of September 30, 2010	4,218,671	$15.57

A summary of the restricted stock unit award activity under the 2003 Plan as of September 30, 2010, and changes during the nine-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2009	1,409,500	$16.08
Granted	-	-
Vested	-	-
Forfeited	(23,500)	16.43
Outstanding as of September 30, 2010	1,386,000	$16.08

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.       Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	83,590	83,197	83,482	83,216
Dilutive effect of stock options and unvested restricted stock units	813	433	835	368
Weighted average common shares outstanding – diluted	84,403	83,630	84,317	83,584

Net income attributable to Knight Transportation	$16,651	$13,108	$44,830	$37,419
Earnings per common share
Basic	$0.20	$0.16	$0.54	$0.45
Diluted	$0.20	$0.16	$0.53	$0.45

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number of anti-dilutive shares	87,000	1,511,535	34,291	1,599,835

Note 4.       Segment Information

We have two reportable segments comprised of an asset-based segment and a non-asset-based segment. Our asset-based segment includes our dry van, temperature-controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended September 30, 2010, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 6.2% of our consolidated revenue, 2.3% of our consolidated net income attributable to Knight, and 1.3% of our consolidated assets. For the nine months ended September 30, 2010, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 5.4% of our consolidated revenue and 1.9% of our consolidated net income attributable to Knight.

Brokerage revenue, including intercompany transactions and fuel surcharge, for the three-month and nine-month periods ended September 30, 2010 was $11.8 million and $29.2 million, respectively, compared to $11.1 million and $27.9 million, respectively, for the same periods a year ago. Net income for our brokerage operations was approximately $0.4 million and $0.9 million, respectively, for each of the three-month and nine-month periods ended September 30, 2010 and 2009. Brokerage assets at September 30, 2010 were $9.7 million, compared to $7.2 million as of December 31, 2009.

Note 5.       New Joint Venture

In April 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity.

In accordance with ASC 810-10-15-8 Consolidation, we have consolidated the financial activities of this entity in our consolidated financial statements beginning in April 2010.

Note 6.       Commitments and Contingencies

We are involved in certain legal proceedings arising in the normal course of business.  In the opinion of management, our potential exposure under any currently pending or threatened legal proceedings will not have a material adverse effect upon our financial position or results of operations.

Note 7.       Dividends

On August 12, 2010, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on September 3, 2010, and was paid on September 24, 2010. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.       Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2010 follow:

Goodwill:	In Thousands
Balance at December 31, 2009	$10,333
Amortization relating to deferred tax assets	(14)
Balance at September 30, 2010	$10,319

Intangible Assets:	In Thousands
Balance at December 31, 2009	$114
Amortization	(47)
Balance at September 30, 2010	$67

Intangible assets are being amortized on a straight-line method over a five-year period.  Annual amortization expense is expected to be $62,000 for fiscal year 2010 and $52,000 for fiscal year 2011.

Note 9.       Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At September 30, 2010, the carrying book balance of our investment in TRP was $3.6 million, and our ownership interest was approximately 2.3%. This balance is included in “Other long-term assets and restricted cash” of our consolidated balance sheet.

In the fourth quarter of 2009, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. Since its inception, we have contributed approximately $3.0 million to TRP III, leaving an outstanding commitment of $12.0 million as of September 30, 2010. Our investment in TRP III is accounted for using the equity method, and we recorded losses of $85,000 and $236,000 in investment value in the three-month and nine-month periods ended September 30, 2010. At September 30, 2010, our investment balance in TRP III was $2.8 million, and our ownership interest was approximately 6.1%. This balance is included in “Other long-term assets and restricted cash” of our consolidated balance sheet.

Note 10.       Marketable Equity Securities

In the third quarter of 2010, we invested $1.9 million in marketable equity securities that are classified as available-for-sale securities. Equity securities that are classified as available-for-sale are carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income. As of September 30, 2010, our available-for-sale equity investment included in “Other long-term assets and restricted cash” was approximately $2.1 million, including unrealized gains of $202,000 for the period.

The net unrealized holding gains/(losses) on available-for-sale marketable equity securities that have been included in accumulated other comprehensive income/(loss) and the after tax net gains/(losses) reclassified from accumulated other comprehensive income/(loss) into net income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net unrealized gains arising during the period	202	-	202	-
Less: Net gains/(losses) included in net income for the period	-	-	-	-
Net unrealized gains on marketable securities	202	-	202	-

Note 11.      Comprehensive Income

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income attributable to Knight Transportation	$16,651	$13,108	$44,830	$37,419
Other comprehensive income: Net unrealized gains from available-for-sale securities	202	-	202	-
Total comprehensive income	$16,853	$13,108	$45,032	$37,419

Note 12.       Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as “assets held for sale” on the balance sheet.  Assets held for sale at September 30, 2010 totaled $9.5 million, compared to $12.3 million as of December 31, 2009. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

Note 13.       Income Taxes

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

During 2007, we resolved certain tax positions, leaving unrecognized tax benefits of approximately $195,000 as of December 31, 2007.  The balance has not changed since then and remained at $195,000 at September 30, 2010.

Estimated interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. Accrued interest was $90,000 and $78,000 at September 30, 2010 and December 31, 2009, respectively. Accrued penalties were $49,000 at both September 30, 2010 and December 31, 2009.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was approximately $126,000 (including federal income tax effects of $68,000) as of September 30, 2010, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such a determination is made. We do not believe the unrecognized tax benefits will change significantly over the next twelve months.

We file U.S. and state income tax returns with varying statutes of limitations.  The 2007 through 2009 tax years generally remain subject to examination by federal authority, and the 2006 through 2009 tax years generally remain subject to examination by state tax authorities.

Note 14.       Company Share Repurchase Programs

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

We have not purchased any shares since the first quarter of 2009. As of September 30, 2010, there were 2,050,956 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 15.       Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2010 and December 31, 2009.

			Level One		Level Two		Level Three
	Balance at September 30, 2010	Balance at December 31, 2009	Balance at September 30, 2010	Balance at December 31, 2009	Balance at September 30, 2010	Balance at December 31, 2009	Balance at September 30, 2010	Balance at December 31, 2009
	(in thousands)
Assets:
Money market funds	$4,220	$26,895	$4,220	$26,895	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$70,390	$66,942	-	-	$70,390	$66,942	-	-
Available-for-sale Securities: Equity securities - common stock shares	$2,081	-	$2,081	-	-	-	-	-
Restricted cash – money market funds	$801	$731	$801	$731	-	-	-	-
Restricted long-term investments:
Debt securities –municipal securities	$2,090	$2,090	-	-	$2,090	$2,090	-	-

Note 16.       Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized by revenue equipment and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%, over periods generally ranging from six months to four years. We had 191 and 185 loans outstanding from independent contractors and third parties as of September 30, 2010 and December 31, 2009, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Notes receivable from independent contractors	$2,112	$1,808
Notes receivable from third parties	2,969	1,637
Net investment in sales-type leases	157	279
Gross notes receivable	5,238	3,724
Allowance for doubtful notes receivable	(405)	(298)
Total notes receivable net of allowance	4,833	3,426

Current portion (net of allowance)	1,149	520
Long-term portion	$3,684	$2,906

The following lists the components of the net investment in sales-type leases as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Total minimum lease payments to be received	$171	$302
Less: unearned income	(14)	(23)
Net investment in sales-type leases	$157	$279

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

Note 17.       Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% stockholder. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. On April 29, 2010, we entered into an agreement with US West Agriculture Exporters, LLC to consolidate the business loan and interest into one single promissory note bearing interest at 5% per annum. The new agreement extends the repayment date to September 2012, with installments due quarterly. The loan balance and interest due from US West Agriculture Exporters, LLC at September 30, 2010, was approximately $3,396,000 and $16,000 respectively, compared to $3,841,000 and $103,000 at December 31, 2009, respectively. The related party notes and interest receivable have been reported separately for 2009 to conform to the current presentation in the condensed consolidated balance sheet. The principal loan and interest balance is recorded in the “Related party notes and interest receivable” line of our consolidated balance sheets.

We also provided transportation services to US West Agriculture Exporters, LLC. Total freight revenue for this entity was approximately $611,000 and $1,569,000 for the three-month and nine-month periods ended September 30, 2010. As of September 30, 2010, the receivables balance for transportation services provided to US West Agriculture Exporters, LLC was approximately $323,000, which is included within the "Accounts receivables, net of allowance for doubtful accounts" line of our consolidated balance sheets.

Note 18.       Recent Accounting Pronouncements

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU will be effective for us at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first time (including interim periods) beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. For us, those disclosures will be effective for the first quarter of 2011.

On January 21, 2010, FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The Accounting Standards Update (“ASU”) also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU became effective in the first quarter of 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU has no material impact on our fair value measurement disclosures. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have a material impact on our fair value measurement disclosures.

In December 2009, FASB issued ASU 2009-17. This ASU amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to readers of financial statements. We adopted ASC810-10 on January 1, 2010. The adoption of this ASC has no material impact on our consolidated financial statements.

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

We operate asset-based service centers offering dry van, temperature-controlled, and intermodal transportation services throughout the United States. We also solicit freight to be handled through our brokerage business at all of our asset-based service centers. The main factors that affect our results of operation are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), and our ability to control our costs. The results of our brokerage activities were insignificant for the third quarter of 2010 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

During 2009, our management consulting subsidiary, Knight Management Services, Inc. ("KMS"), entered into a consulting agreement with a truckload carrier ("Carrier").  In conjunction with the execution of the consulting agreement, the Company's investment subsidiary, Knight Capital Growth, LLC, negotiated an option agreement to purchase first 49%, then the remaining 51%, of the Carrier's outstanding stock. Subsequent to the end of the third quarter of 2010, Knight Capital Growth agreed to terminate these options.  The scope of the consulting by KMS to the Carrier will be narrowed and future consulting revenue is expected to be minimal.

Outlook

Year-to-date we experienced revenue growth in each of our business lines of service. While freight demand remained consistent throughout the third quarter of 2010, demand did not outpace available capacity to the same degree as the second quarter. We have experienced some softening of freight demand in October compared to the period from June to August of this year.  In the third quarter we experienced improvement in revenue per mile and average revenue per tractor, while average miles per tractor decreased slightly, mainly due to the addition of 140 tractors to our fleet in the current quarter. We are encouraged by the 6.7% increase in our average length of haul, along with the 6.8% improvement in our non-paid empty miles.

In this changing economic environment we continue to be vigilant on improving the efficiency of our low cost operating model and appropriately responding to the changing market conditions. We believe we are well-positioned to grow our business as the recovery continues to develop. We expect to grow our revenues in each business as business conditions continue to improve.  We continue to evaluate strategic growth and acquisition opportunities that will create value for our shareholders and further advance our long-term strategy. Increasing our less capital-intensive brokerage operations remains a priority. We intend to adjust our rates to allow for the brokering of more loads.

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

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended September 30, 2010 in comparison to the same period in 2009 are:

·	Revenue, before fuel surcharge, increased 7.9%, to $162.1 million from $150.2 million;

·	Net income attributable to Knight increased 27.0% to $16.7 million, compared to $13.1 million; and

·	Net income attributable to Knight per diluted share increased 25.9%, to $0.20 per share from $0.16 per share.

Our key performance indicators have been improving since the fourth quarter of last year.  In the third quarter of 2010, average revenue per tractor increased 4.8%, average revenue per total mile increased 5.0%, and average revenue per loaded mile increased 4.0% from the third quarter of last year.  Non-paid empty miles improved 6.8%, from 11.8% last year to 11.0% in the current quarter.  The average length of haul increased 6.7% to 496 miles from 465 miles in the same period last year.

Our average fleet size increased to 3,851 tractors in the quarter ended September 30, 2010, compared to 3,768 tractors for the same period a year ago. We ended the quarter with 3,912 tractors as of September 30, 2010, compared to 3,752 tractors a year ago. The net change of 160 tractors, 140 of which were added in the third quarter, is comprised of 109 tractors operated by independent contractors and 51 company tractors. The number of tractors operated by independent contractors increased 34.4% from a year ago, and now represents 10.9% of our total fleet.

Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 83.2% for the quarter ended September 30, 2010, compared to 86.2% for the same period a year ago. In the quarter, fuel expense (net of fuel surcharge) was lower, gain on sale of equipment improved, while insurance and claims expense increased from a year ago.

For the quarter, we spent $41.8 million in net capital expenditures.  At September 30, 2010, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $80.1 million, and our shareholders' equity was $558.2 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended September 30,		(C) (Fuel surcharge included in revenue) Nine-Month Period Ended September 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine-Month Period Ended September 30,

	2010	2009	2010	2009	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	27.9	30.1	33.0	34.7	28.3	31.1	33.6	35.2
Fuel	23.3	22.5	9.5	10.7	23.7	21.0	9.6	10.5
Operations and maintenance	6.3	6.5	7.5	7.5	6.4	6.6	7.6	7.5
Insurance and claims	3.2	3.1	3.8	3.6	3.4	3.3	4.0	3.8
Operating taxes and licenses	1.9	2.2	2.2	2.5	1.9	2.2	2.2	2.5
Communications	0.7	0.8	0.8	0.9	0.7	0.9	0.9	1.0
Depreciation and amortization	8.9	10.5	10.4	12.1	9.8	11.1	11.5	12.5
Purchased transportation	12.1	10.5	14.2	12.1	10.9	9.1	12.9	10.3
Miscellaneous operating expenses	1.5	1.8	1.8	2.1	1.7	2.1	2.0	2.4
Total operating expenses	85.8	88.0	83.2	86.2	86.8	87.4	84.3	85.7
Income from operations	14.2	12.0	16.8	13.8	13.2	12.6	15.7	14.3
Net interest income	0.3	0.2	0.4	0.3	0.3	0.2	0.3	0.2
Other income (expense)	0.0	0.2	-0.1	0.2	0.1	0.1	0.1	0.1
Income before income taxes	14.4	12.4	17.1	14.3	13.6	12.9	16.1	14.6
Income taxes	5.7	4.8	6.8	5.6	5.3	5.2	6.3	5.8
Net income	8.7	7.6	10.3	8.7	8.3	7.7	9.8	8.8

Net loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net income attributable to Knight Transportation	8.7%	7.6%	10.3%	8.7%	8.3%	7.7%	9.8%	8.8%

* Minor rounding differences exist in the table.

A discussion of our results of operations for the nine and three months ended September 30, 2010 and September 30, 2009 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2010 to Nine Months and Three Months Ended September 30, 2009.

Total revenue for the nine months ended September 30, 2010 increased 12.1% to $542.4 million from $483.9 million for the same period in 2009. Total revenue included $84.7 million of fuel surcharge revenue in the 2010 period, compared to $56.4 million in the 2009 period.  Total revenue for the quarter ended September 30, 2010 increased 10.5% to $191.3 million, from $173.1 million for the same period in 2009. Total revenue for the quarter included $29.2 million of fuel surcharge revenue in the 2010 period, compared to $22.9 million in the 2009 period. In discussing our results of operations, we use revenue, before fuel surcharge, and fuel expense, net of fuel surcharge, because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 7.0% to $457.7 million for the nine months ended September 30, 2010, from $427.6 million for the same period in 2009. Revenue, before fuel surcharge, increased 7.9% to $162.1 million for the quarter ended September 30, 2010, from $150.2 million for the same period in 2009.  These increases are primarily due to improvements in our freight mix and contract pricing and our increased fleet size to a record high of 3,912 tractors.  Our average length of haul increased 6.7% compared to a year ago, while the number of non-revenue-generating miles involving empty trucks fell to 11.0% from 11.8% a year ago.  Our average revenue per mile improved 5.0% in the third quarter compared to the same period a year ago, contributing to a 10.5% total revenue increase for the quarter.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.6% for the nine months ended September 30, 2010, compared to 35.2% for the same period in 2009. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.0% for the three months ended September 30, 2010, compared to 34.7% for the same period in 2009. These decreases are primarily due to the combination of higher revenue and a decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. At September 30, 2010, 89.1% of our fleet was operated by company drivers, compared to 91.6% at September 30, 2009. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 9.6% for the nine months ended September 30, 2010, from 10.5% for the same period in 2009. For the quarter ended September 30, 2010, fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 9.5% from 10.7% for the same period in 2009. US average diesel fuel price increased approximately 13.0% in the third quarter of 2010 compared to the same quarter in 2009, and decreased approximately 2.9% from the second to third quarter of this year. The decrease in our net fuel cost is due to the combination of higher fuel surcharge recovery and a 2.5% increase in the percentage of our fleet miles driven by independent contractors, who buy their own fuel and receive a fuel surcharge payment from us.  Our year-to-date fuel cost also was reduced by $1.1 million due to a future swap contract that was settled in the second quarter. Fuel surcharge revenue was $84.7 million for the nine months ended September 30, 2010, compared to $56.4 million for the same period in 2009. For the quarter ended September 30, 2010, fuel surcharge revenue was $29.2 million compared to $22.9 million for the same quarter in 2009.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, remained relatively constant between 7.5% to 7.6% for the nine-month and three-month periods ended September 30, 2010 and 2009.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.0% for the nine months ended September 30, 2010, compared to 3.8% for the same period in 2009. For the quarter ended September 30, 2010, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 3.8% compared to 3.6% for the same quarter in 2009.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.2% for the nine-month and three-month periods ended September 30, 2010, compared to 2.5% for the same periods in 2009. The change is mainly due to increased revenue in 2010.

Communications expense as a percentage of revenue, before fuel surcharge, decreased slightly to 0.9% for the nine-month period ended September 30, 2010, compared to 1.0% for the same period in 2009.  For the quarter ended September 30, 2010, communication expense as a percentage of revenue, before fuel surcharge, decreased to 0.8% compared to 0.9% for the same quarter in 2009.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.5% for the nine months ended September 30, 2010, compared to 12.5% for the same period in 2009.  For the quarter ended September 30, 2010, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.4% compared to 12.1% for the same quarter in 2009. These decreases are due to higher revenue per tractor which more effectively spread this fixed cost, higher equipment utilization, and a decrease in the percentage of our fleet comprised of company-owned and operated tractors.  As of September 30, 2010, 10.9% of our fleet was operated by independent contractors, compared to 8.4% a year ago.  These decreases were partially offset by higher equipment prices for the 2010 EPA compliant engines.  Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet, this expense category may increase going forward if equipment prices continue to inflate.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 12.9% for the nine months ended September 30, 2010, from 10.3% for the same period in 2009. For the quarter ended September 30, 2010, purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 14.2% compared to 12.1% for the same quarter in 2009.  The increases in this category are mainly due to an increase in the miles operated by independent contractors, as opposed to company drivers. Demand for broker loads also improved in the third quarter compared to the same period a year ago.

 Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.0% for the nine months ended September 30, 2010, compared to 2.4% for the same period in 2009.  For the quarter ended September 30, 2010, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.8% compared to 2.1% for the same quarter in 2009. The decreases are primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses, along with an increase in our gain from the sale of used equipment. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment increased to $1.6 million in the third quarter of 2010, compared to $833,000 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), improved to 84.3% for the nine months ended September 30, 2010, from 85.7% for the same period in 2009.  For the quarter ended September 30, 2010, our operating ratio improved to 83.2% from 86.2% for the same quarter in 2009.

Net interest income and other income as a percentage of revenue, before fuel surcharge, increased slightly to 0.4% for the nine months ended September 30, 2010, compared to 0.3% for the same period in 2009. For the quarter ended September 30, 2010, net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.3% compared to 0.5% for the same period in 2009. Other income in the current year includes a $718,000 earn-out from our investment in Concentrek, which was sold in 2005. We also recorded $85,000 loss in our investment in TRP III in the third quarter of 2010.  We have recorded a loss of $236,000 in our investment of TRP III for the nine months ended September 30, 2010.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have decreased to 39.3% for the nine months ended September 30, 2010, compared to 40.0% for the same period a year ago. The decrease in our tax rate is mainly due to certain federal tax credits recognized in the first quarter associated with solar panel installations.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 9.8% for the nine months ended September 30, 2010, compared to 8.8% for the same period in 2009. For the quarter ended September 30, 2010, our net income, as a percentage of revenue before fuel surcharge, increased to 10.3%, compared to 8.7% for the same quarter in 2009.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $78.1 million for the nine months ended September 30, 2010, compared to a $53.6 million for the same period in 2009. The increase in cash flow from operating activities is primarily due to a reduction in cash usage for short-term investments in 2010. Our short-term investments increased $3.4 million for the nine months ended September 30, 2010, compared to a $37.5 million increase for the same period in 2009. Excluding the change in our short-term investments, our net cash provided by operating activities would have been $81.6 million for the nine months ended September 30, 2010, compared to $91.1 million for the same period a year ago. This change is mostly due to an increase in accounts receivables and income tax receivable.

Net cash used in investing activities was $89.2 million for the nine months ended September 30, 2010, compared to $58.4 million for the same period in 2009. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, increased $31.4 million, to $87.1 million for the nine months ended September 30, 2010, compared to $55.7 million for the same period in 2009. We currently anticipate total capital expenditures, net of equipment sales, to be in the $95 to $100 million range for the year. We intend that these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was $10.1 million for the nine months ended September 30, 2010, compared to $14.2 million for the same period in 2009.  The decrease in cash used in financing activities is primarily due to a reduction in cash payments to acquire treasury stock. We did not acquire any treasury stock in the nine months ended September 30, 2010, compared to $4.9 million spent on treasury stock in the same period a year ago. Cash proceeds from exercises of stock options increased to $3.7 million for the nine months ended September 30, 2010, compared to $2.0 million for the same period a year ago. Cash dividends paid in 2010 also increased approximately $2.6 million, due to an increase in dividends paid to common stock shareholders. We increased our quarterly cash dividend from $0.05 per share to $0.06 per share in the second quarter of 2010. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. This line of credit expires September 30, 2012. At September 30, 2010, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $32.3 million. These letters of credit are issued to various regulatory authorities in connection with our self-insured retention. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2010.

As of September 30, 2010, our balance sheet continued to be debt-free. Historically, we have self-funded our growth by purchasing equipment with the cash generated from our operations. We are encouraged by the recent demand trends, and expect to find opportunities to grow each of our businesses as we put more capital to work. We will continue to evaluate strategic opportunities that can create value for our shareholders without undue risk, including return of capital in the form of cash dividends and stock repurchases.

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

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of September 30, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2010, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2009 Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at September 30, 2010, and therefore had no market risk related to debt.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of September 30, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the third quarter of 2010. See Note 14 for additional information with respect to our share repurchase programs.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Removed and Reserved

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	3.2	2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 15, 2010 and filed on March 17, 2010.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the 2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

(4.3)
Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

	(4.4)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

Exhibit 10		Material Contracts

	(10.1)*	Third Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 16, 2008.

	(10.2)*	Fourth Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 20, 2010.

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 101		Interactive Data File

	(101.INS)**	XBRL Instance Document.

	(101.SCH)**	XBRL Taxonomy Extension Schema Document.

	(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.

	(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2010	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 9, 2010	By:	/s/ David A. Jackson
David A. Jackson
Chief Financial Officer, in his capacity as such and on behalf of the registrant