Form 10-K
period 2010-12-31
KNIGHT TRANSPORTATION INC
filed 2011-03-01
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32396

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
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was approximately $1.2 billion (based upon $20.24 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 10, 2011 was 83,798,547.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be held on May 19, 2011 have been incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.                      Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to "we," "us," "our," "Knight," or the "Company" or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer loads of freight from origin to destination for a single customer without intermediate stops or handling.  We use our nationwide network of service centers, one of the country’s largest company-owned tractor fleets, as well as access to the capacity of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, dedicated customer services, drayage services between ocean ports or rail ramps and shipping docks, and rail intermodal services. Through our asset-based and non-asset-based capabilities we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States.

We have two reportable segments comprised of an asset-based segment and a non-asset-based segment. Our asset-based segment includes our dry van, temperature-controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the year ended December 31, 2010, the non-asset-based segment accounted for 5.5% of our consolidated revenue, 2.0% of our consolidated net income attributable to Knight Transportation, and 1.5% of our consolidated assets. Brokerage revenue, including intercompany transactions and fuel surcharge, was $40.2 million, $37.2 million, and $41.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Net income for this segment was approximately $1.2 million for both years ended December 31, 2010 and 2009, and $1.0 million for the year ended December 31, 2008. Our non-asset-based segment had assets of $10.4 million at December 31, 2010, compared to $7.2 million a year ago.

Operations

Our operating strategy for our asset-based activities is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers through the third-party capacity provided by our network of third-party truckload carriers and our rail partners.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

In 2004, we took the first major step towards our strategy of providing truckload shippers with a diversified range of truckload service offerings with the creation of Knight Refrigerated, LLC.  In 2005, we created Knight Brokerage, LLC, which has developed partnerships with thousands of carriers wherein they provide their third-party owned assets for truckload services to our customers.  In 2008, we further enhanced our services by creating Knight Port Services, LLC (formerly known as Knight Intermodal, LLC), which provides environmentally-friendly coastal drayage services with 2007 and 2010 U.S. EPA compliant engines. Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this strategic diversified customer offering positions us for growth with existing and new truckload shipping customers.

Our operating strategy includes the following important elements:

Regional Operations. While our corporate headquarters is in Phoenix, Arizona, our operations are decentralized and handled in our service centers located throughout the country.  We believe that regional operations offer several advantages, including:

●	obtaining greater freight volumes, because a significant portion of truckload freight moves in short-to-medium lengths of haul;
●	achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles;
●	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently; and
●	enhancing our ability to provide a high level of service and consistent capacity to our customers.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We focus on operating in particular geographical markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas. We maintain a modern tractor and trailer fleet in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts supplies. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred truckload solutions provider for our customers. We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service. Our services include multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more safely, securely, and efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm's satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and facilitates efficient communications between our drivers and service centers. The majority of our trailers are equipped with VeriWise trailer-tracking technology that allows us to more effectively manage our trailers. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

Growth Strategy

Our growth strategy is focused on the following key areas:

Expanding existing service centers. Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. Although we continue to seek opportunities to further increase our business in this manner, our primary focus is on developing and expanding our existing service centers by strengthening our customer relationships, adding new customers, and providing additional truckload services from these service centers.

Strengthening our customer relationships. We market our services to both existing and new customers in freight lanes that complement our existing operations. We seek customers who will diversify our freight base. We market our dry van truckload, temperature-controlled truckload, dedicated, intermodal, and drayage services to existing customers who may have need for, but do not currently use us for, multiple services.

Diversifying our service offerings. Each of our truckload service offerings is profitable.  These offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain objectives.  We plan to continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our diversified service offerings.

Opportunities to make selected acquisitions. We are regularly evaluating acquisition opportunities. Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: Phoenix, Arizona-based Roads West Transportation, Inc. ("Roads West"), acquired in 2006; Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. Although our primary focus for growth is internal, we continue to evaluate acquisition opportunities.

We are one of the few large scale truckload transportation providers that continues to convert top line revenue growth into increased capacity in its tractor fleet.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide many truckload solutions for our customers.  We maintain the flexibility within our decentralized network to adapt to market conditions. A foundation of our company since inception has been an extreme focus on cost per mile.  It is part of our culture and operating philosophy, and we expect that it will continue to serve us well during challenging times.

Marketing and Customers

Our marketing mission is to be a strategic truckload capacity partner for our customers by providing truckload transportation solutions customizable to the unique needs of our customers.  We deliver these capacity solutions through our network of owned assets, contracted independent contractors, third-party carriers, and our rail partners. The diverse and premium services we offer provide a comprehensive approach to providing supply chain solutions to our customers.

Our sales and marketing functions are led by members of our senior management team, who are assisted by other sales professionals. Our sales team emphasizes our high level of service, our ability to accommodate a variety of customer needs, our ability to provide consistent capacity, and our financial strength.

We strive to maintain a diversified customer base. For the year ended December 31, 2010, our top 25 customers represented approximately 44% of revenue; our top 10 customers represented approximately 28% of revenue; and our top 5 customers represented approximately 18% of revenue. No single customer represented more than 5% of revenue in 2010. Most of our truckload carriage contracts are cancelable on 30 days’ notice.

To be responsive to customers' and drivers' needs, we offer dedicated services, in which we assign particular drivers and equipment to prescribed routes.  This can provide customers a guaranteed source of capacity, level of service, and economic package.  Our dedicated fleet services may provide a significant part of a customer's transportation requirements. Under a dedicated carriage service agreement, we can provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

Each of our service centers is linked to our corporate information system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads.  Additionally, our customers can track shipments and obtain copies of shipping documents via the Internet.  We also provide electronic data interchange services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2010, we employed 4,526 persons, of which 3,785 were drivers. None of our employees are subject to a union contract.

Our decentralized operating model creates an environment where our employees are able to learn the many aspects of truckload transportation and demonstrate their talents, entrepreneurial spirit, and commitment.  We believe that the depth of our employee talent within our service center network is one of our competitive advantages.   Our front-line employees bring a high level of commitment to our customers and drivers, while leveraging the substantial resource of our national network.

The recruitment, training, and retention of safe and qualified drivers are essential to support our continued growth and to meet the service requirements of our customers. We hire drivers who meet our objective guidelines relating primarily to their safety history, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to the highest level of customer service, we build our operations for drivers around a team environment. We provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. Drivers are recognized for providing superior service and developing good safety records.

In 2008, we launched a wholly-owned subsidiary, Squire Transportation, LLC.  Squire is our asset-based training company focused on developing skilled, productive, and safe drivers. Squire's mission is to provide our drivers with the skills necessary to have a driving career with us. Squire is not a revenue generating segment, as trainees enrolled in the training program are employees of the company. We believe Squire will continue to be very beneficial in terms of recruiting and retaining qualified drivers.

Our drivers generally are compensated on a per mile basis, based on the length of haul, and a predetermined number of miles. Drivers also are compensated for additional flexible services provided to our customers. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Certain employees, who meet eligibility criteria, also participate in our equity compensation plan.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2010, we had 446 tractors owned and operated by independent contractors under contract. Each independent contractor enters into a contract with us under which the independent contractor provides the tractor and a driver to load, transport, and unload freight they choose that is offered to them. We pay independent contractors a fixed level of compensation based on a predetermined number of loaded and empty miles. Independent contractors are obligated to maintain their own tractors and pay for their own fuel. We provide trailers for each independent contractor. We also offer maintenance services, for a charge, to our independent contractors who choose to utilize such services.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. Our loans to independent contractors are secured by a lien on the independent contractor's revenue equipment. As of December 31, 2010, outstanding loans to independent contractors totaled approximately $2.4 million.

Revenue Equipment

As of December 31, 2010, we operated 3,420 company-owned tractors with an average age of 2.2 years. We also had under contract 446 tractors owned and operated by independent contractors. Our trailer fleet consisted of 9,008, 53-foot long trailers with an average age of 4.9 years and includes 886 temperature-controlled trailers.

Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value. We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.  In addition to being able to react to market conditions because of our financial flexibility, we believe we can react more fluidly to market conditions because our service centers function as smaller, decentralized operations.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at several of our service centers. Our current policy is to replace most of our tractors around 48 months after purchase and to replace our trailers over a five to ten year period. Changes in the current market for used tractors, regulatory changes, and difficult market conditions faced by tractor manufacturers, may result in price increases that may affect the period of time we operate our equipment.

In 2002, the Environmental Protection Agency ("EPA") implemented regulations limiting exhaust emissions.  Regulations limiting exhaust emissions became more restrictive in 2007 and 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices, and further increases have resulted in connection with the implementation of the 2010 requirements. If new equipment prices increase more than anticipated, we may be required to increase our capital investments and depreciation expense and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected.

Safety and Risk Management

We are committed to safe and secure operations. We regularly communicate with drivers to promote safety and instill safe work habits through media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Vice President of Safety and Risk Management.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers' licenses and also requires that we perform drug and alcohol testing in accordance with DOT regulations. Our program includes pre-employment, random, and post-accident drug testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy years ending January 31, 2010 and 2011, our SIR was $1.5 million, with no responsibility for additional "aggregate" losses.  For the policy year February 1, 2011 to January 31, 2012, our SIR increased to $2.0 million with no responsibility for "aggregate" losses.  In prior years, our retention generally ranged from $1.0 million to $2.0 million per occurrence, plus "aggregate" losses of up to $1.5 million, depending on the applicable policy year. We have secured excess liability coverage up to $55.0 million per occurrence.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self retention level of $225,000 per claimant.

Competition

The trucking industry is highly competitive and fragmented. We compete primarily with other regional truckload carriers, logistics providers, and national carriers. Railroads and air freight also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), the availability and configuration of equipment that meets a variety of customers' needs, and our availability to provide multiple solutions to our customers.

The operating environment of the trucking industry has been especially challenging over the last three years. Although we experienced very strong volumes in the second quarter of 2010, the typical peak seasonal shipping patterns of the third and fourth quarters did not materialize during 2010 as we had experienced prior to the economic recession. We experienced a reversal of the multi-year negative pricing trend as revenue per mile improved in 2010.

There continues to be evidence that many truckload carriers are challenged with weak balance sheets, aging fleets, and rising costs. We expect the challenging truckload market to yield opportunities to continue to capture market share over time. We believe we are well-positioned to gain market share in the current environment and thrive as the market improves when truckload capacity decreases and/or freight demand increases.

Regulation

Our operations are regulated and licensed by various government agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Weight and equipment dimensions also are subject to government regulations. We also may become subject to new or more restrictive regulations relating to emissions, drivers' hours-of-service, driver eligibility, electronic, on-board recorders, collective bargaining, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security ("DHS"), also regulate our equipment, operations, and drivers.

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  In July 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty.  The court indicated that, in addition to other reasons, it vacated these two portions of the 2005 Rules because FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart.  In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retained the 11-hour driving day and the 34-hour restart.  However, advocacy groups have continued to challenge the final rule and the hours-of-service rules are once again under review by the FMCSA.  On December 20, 2010, the FMCSA issued a Notice of Proposed Rulemaking that would place additional limits on the time drivers may operate a commercial motor vehicle.  Among the proposed revisions is a provision that all driving must be completed within a 14-hour period and that timeframe must include at least a one-hour break.  The proposal also provides that the 34-hour restart may only be used once per week and must include two periods between midnight and six a.m.  The rule also contemplates reducing the maximum driving time in a 24-hour period from 11 hours to 10 hours.  The public comment period on the proposal closed on March 4, 2011, and a Final Rule is expected to be published by July 26, 2011.

We are unable to predict what form the new rule may take, how a court may address challenges to such rule, and to what extent the FMCSA might attempt to materially revise the rules under the current presidential administration.  On the whole, however, we believe any modifications to the current rule will decrease productivity and cause some loss of efficiency, as drivers and customers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.

The FMCSA's new Comprehensive Safety Analysis 2010 ("CSA 2010") initiative introduced a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  Please refer to "Item 1A. Risk Factors" for more information regarding CSA 2010.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale. Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

Finally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors (paperless logs) to electronically monitor truck miles and enforce hours-of-service.  We have begun proactively installing electronic, on-board recorders on our company tractors.  While there may be some impact on utilization, we believe that the on-board recorders may facilitate increased efficiencies that would mitigate the impact on utilization.

The Transportation Security Administration ("TSA") has adopted regulations that require a determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or result in trucks sitting idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.

Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that replaces the engine power and eliminates idling, or face a decrease in productivity.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that involve inherent environmental risks.  We maintain bulk fuel storage and fuel islands at several of our service centers.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.  As part of our safety and risk management program, we periodically perform internal environmental reviews so we can achieve environmental compliance and avoid environmental risk.  Our service centers and processes are designed to contain and properly dispose of hazardous substances and petroleum products which could be used or generated in connection with our business.  We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments.

The Environmental Protection Agency adopted emissions control regulations that require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002.  More stringent reductions became effective on January 1, 2007 for engines manufactured on or after that date, and further reductions became effective on January 1, 2010.  On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration and the EPA to develop new, stricter fuel efficiency standards for heavy trucks, beginning in 2014. In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which variance could have a materially adverse effect on our operations.

Acquisitions, Investments, and Dispositions

We regularly examine investment opportunities in areas related to the transportation industry. Our investment strategy is to invest in businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.  Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: Phoenix, Arizona-based Roads West Transportation, Inc., acquired in 2006; Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999. Although most of our growth has been internal, we continue to evaluate acquisition opportunities.

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to invest $5.0 million out of approximately $260.0 million. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor. We received a distribution of approximately $1.9 million from TRP in 2010 for the sale of a TRP portfolio company whose value had substantially increased since purchase. The proceeds from the sale resulted in a $1.3 million gain, with the remaining proceeds representing a return of investment in TRP. We also recorded a $960,000 impairment in 2010 for an other-than-temporary loss in investment on the remaining TRP portfolio.  At December 31, 2010, the carrying book balance of our investment in TRP was $2.1 million, and our ownership interest was approximately 2.3%. Our commitment to TRP for the unfunded portion has expired.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2010, we have contributed approximately $3.0 million to TRP III. Our outstanding commitment to TRP III was approximately $12.0 million as of December 31, 2010. Our investment in TRP III is accounted for using the equity method. We recorded a loss of $319,000 in our investment in TRP III in 2010. At December 31, 2010, our investment balance in TRP III was approximately $2.7 million, and our ownership interest was approximately 6.1%.

In 2009, our management consulting subsidiary, Knight Management Services, Inc. ("KMS"), entered into a consulting agreement with a truckload carrier ("Carrier").  In conjunction with the execution of the consulting agreement, the Company's investment subsidiary, Knight Capital Growth, LLC, negotiated an option agreement to purchase first 49%, then the remaining 51%, of the Carrier's outstanding stock. In the fourth quarter of 2010, Knight Capital Growth agreed to terminate these options without consideration.  The scope of the consulting by KMS to the Carrier will be narrowed and future consulting revenue is expected to be minimal.

In 2010, we invested $5.0 million in marketable equity securities that are classified as available-for-sale securities.  As of December 31, 2010, taking into account the sale of a small portion of the securities, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $4.9 million, including net unrealized gains of $7,000 for the year.

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

Additionally, you may read all of the materials that we file with the SEC by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  If you would like information about the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You also may visit the SEC's website at www.sec.gov. This site contains reports, proxy and information statements, and other information regarding our company and other companies that file electronically with the SEC.

Item 1A.                      Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors are recessionary economic cycles, changes in customers' inventory levels, excess tractor or trailer capacity in comparison with shipping demand, and downturns in customers' business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We also are subject to increases in costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and healthcare for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can affect our profitability and cash flows.

In addition, we cannot predict the effects on the economy, fuel prices, or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates.

Although we experienced significant and rapid growth in revenue and profits since the inception of our business in 1990, our growth has slowed in recent years.  There can be no assurance that our business will return to its historical growth rate in the future or that we can effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

If the growth in our regional operations slows or stagnates, if we are unable to commit sufficient resources to our regional operations, or if we were to expand into a market with insufficient economic activity or human resources, our results of operations could be adversely affected.

In addition to our service centers in Phoenix, Arizona, we have established service centers throughout the United States in order to serve markets in various regions.  These regional operations require the commitment of additional personnel and/or revenue equipment, as well as management resources, for future development. Should the growth in our regional operations slow or stagnate, the results of our operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a service center, and we may expand into smaller cities where there is less economic activity and room for growth and fewer driver and non-driver personnel to support the service center.  We may encounter operating conditions in these new markets that differ substantially from those previously experienced.  We may not be able to duplicate our regional operating strategy successfully throughout the United States, or perhaps outside the United States, and it might take longer than expected or require a more substantial financial commitment than anticipated.  In addition, the commencement of operations outside our existing lines of business is subject to the risks inherent in entering new lines of business, including, but not limited to: unfamiliarity with pricing, service, operational, and liability issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain customer relationships; the risk that the specialized equipment may not be adequately utilized; and the risk that claims may exceed our past experience.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. If these expenses increase, if we experience a claim in excess of our coverage limits, if our insurance carriers fail to pay on our insurance claims, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry is capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations.  If we are unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements.  In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices and reduced efficiency relating to new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors.  Prices may increase, for among other reasons, due to increases in commodity prices and government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing power among equipment manufacturers. In addition, the engines used in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require reductions in exhaust emissions from diesel engines manufactured beginning in 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design requirements.

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

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, which alternative employment opportunities are more plentiful.  In addition, CSA 2010 and proposed stricter hours-of-service limitations may reduce effective driving capacity in our industry.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  If a shortage of drivers were to occur, or if we were unable to continue to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, increase the number of our tractors without drivers (which would lower our profitability), or further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers’ hours-of-service, ergonomics, electronic, on-board recorders, collective bargaining, security at ports, and other matters affecting safety or operating methods.

The DOT is currently engaged in a rulemaking proceeding regarding drivers’ hours-of-service, and the result could negatively impact utilization of our equipment.  We are unable to predict what form the new hours-of-service rules may take, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that any modifications to the current rules may decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We also are unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition.  A downgrade in our safety rating could cause us to lose the ability to self-insure.  The loss of our ability to self-insure for any significant period of time would materially increase our insurance costs. In addition, we may experience difficulty in obtaining adequate levels of coverage in that event.

The FMCSA's CSA 2010 implemented a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  As discussed more fully below, CSA 2010 may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

Additionally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in our tractors to electronically monitor truck miles and enforce hours-of-service. Such installation could cause an increase in driver turnover, adverse information in litigation, cost increases, and decreased asset utilization.

Other agencies, such as the EPA and the DHS also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The TSA has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our deadhead miles on customer shipments. As a result, it is possible that we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

From time-to-time, various federal, state, or local taxes are increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

CSA 2010 could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA 2010, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier’s DOT safety rating has been expanded to include the on-road safety performance of the carrier’s drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. The occurrence of future deficiencies could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety rating may increase and thus provide for increases in driver-related compensation costs.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of wastewater and storm water, and with waste oil and fuel storage tanks. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

EPA regulations limiting exhaust emissions became more restrictive in 2010. On October 25, 2010, the National Highway Traffic Safety Administration and the EPA proposed regulations that regulate fuel efficiency and greenhouse gas emissions beginning in 2014.  In December 2008, California adopted new performance requirements for diesel trucks, with targets to be met between 2011 and 2023, and California also has adopted aerodynamics requirements for certain trailers. These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results. In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits. Federal and state lawmakers also are considering a variety of climate-change proposals. Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

In order to reduce exhaust emissions and traffic congestion, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle and/or travel. These restrictions could force us to alter our drivers’ behavior and routes, purchase on-board power units that replaces the engine power and eliminates idling, or face a decrease in productivity.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; David A. Jackson, our President and Chief Financial Officer; and Kevin Quast, our Executive Vice President and Chief Operations Officer. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2010, our top 25 customers, based on revenue, accounted for approximately 44% of our revenue; our top 10 customers, approximately 28% of our revenue; and our top 5 customers, approximately 18% of our revenue.  We operate in a highly competitive industry and generally do not have long-term contractual relationships with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

If our investment in Transportation Resource Partners is not successful, we may be forced to write off part or all of our investment, which could have a materially adverse effect on our operating results.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in TRP and its related funds, which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP's financial position declines, we could be forced to write down all or part of our investment which could have a materially adverse effect on our operating results.

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

Efforts by labor unions could divert management's attention and could have a materially adverse effect on our operating results.

Although we have never signed a collective bargaining agreement since our company was founded, we always face the risk that Congress or one or more states will approve legislation significantly affecting our business and our relationship with our employees, such as the proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization. Any attempt to organize by our employees could result in increased legal and other associated costs.  In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                      Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet.  The following table provides information regarding the location of our service centers and/or offices as at December 31, 2010:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	No	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	No	No	Leased
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	No	No	Leased
Las Vegas, NV	Yes	No	No	Leased
Memphis, TN	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Leased
Syracuse, NY	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

Item 3.                   Legal Proceedings

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us.

We also are involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.  Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of this litigation is likely to have a materially adverse effect on us.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

Item 4.                   (Removed and Reserved)

PART II

Item 5.	Market for Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE").  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE.

2010	High	Low
First Quarter	$21.34	$17.50
Second Quarter	$22.38	$18.81
Third Quarter	$22.30	$18.43
Fourth Quarter	$20.16	$17.67

2009	High	Low
First Quarter	$16.38	$12.17
Second Quarter	$18.95	$14.56
Third Quarter	$18.55	$15.95
Fourth Quarter	$19.98	$15.78

As of February 1, 2011, we had 64 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 28, 2011, the last reported sale price of our common stock on the NYSE was $18.61 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2010 dividend paid per common share	$0.05	$0.06	$0.06	$0.81	$0.98
2009 dividend paid per common share	$0.04	$0.05	$0.05	$0.05	$0.19

In addition to the routine quarterly dividend, we declared and paid a special cash dividend of $0.75 per share in the fourth quarter of 2010, totaling $0.81 per share for the quarter. Our most recent dividend, which was declared in February 2011 for $0.06 per share, is scheduled to be paid in March 2011.

We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our Common Stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in 2010. As of December 31, 2010, there were 2,020,956 shares remaining for future purchases under our repurchase program. See Note 11 to the consolidated financial statements beginning on page F-21 for additional information with respect to our share repurchase program.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2010, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2010	2009	2008	2007	2006
Statements of Income Data:
Revenue, before fuel surcharge	$615,654	$571,496	$595,563	$601,359	$568,408
Fuel surcharge	115,055	80,225	171,372	112,224	95,999
Total revenue	730,709	651,721	766,935	713,583	664,407
Operating expenses	635,494	569,725	674,277	611,141	544,915
Income from operations	95,215	81,996	92,658	102,442	119,492
Interest income & other income	2,397	1,899	1,430	1,983	353
Income before income taxes	97,612	83,895	94,088	104,425	119,845
Net income attributable to Knight	59,072	50,563	56,261	63,123	72,966
Basic earnings per share	0.71	0.61	0.66	0.73	0.85
Diluted earnings per share	0.70	0.60	0.66	0.72	0.84
Balance Sheet Data (at end of period):
Working capital	$124,779	$158,693	$117,254	$104,901	$59,389
Total assets	676,987	686,473	646,940	643,364	570,219
Cash dividend per share on common stock (1)	$0.98	$0.19	$0.15	$0.11	$0.08
Knight Transportation Shareholders' equity	507,533	520,158	483,904	487,550	426,095
Operating Data (Unaudited):
Operating ratio (2)	87.0%	87.4%	87.9%	85.6%	82.0%
Operating ratio, excluding fuel surcharge (3)	84.5%	85.7%	84.4%	83.0%	79.0%
Average revenue per tractor (4)	$150,992	$143,560	$150,543	$151,945	$160,891
Average length of haul (miles)	478	470	518	542	561
Empty mile factor	10.7%	11.9%	11.8%	12.8%	12.6%
Tractors operated at end of period (5)	3,866	3,736	3,699	3,758	3,661
Trailers operated at end of period	9,008	8,595	9,155	8,809	8,761

(1)	In addition to the quarterly dividend paid in all four quarters of 2010, we declared and paid a special dividend of $0.75 per share in the fourth quarter of 2010.
(2)	Operating expenses as a percentage of total revenue.
(3)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(4)	Average revenue per tractor includes revenue for our assets based operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our non-assets based brokerage operations.
(5)
Includes: (a) 446 independent contractor operated vehicles at December 31, 2010; (b) 329 independent contractor operated vehicles at December 31, 2009; (c) 185 independent contractor operated vehicles at December 31, 2008; (d) 231 independent contractor operated vehicles at December 31, 2007; and (e) 249 independent contractor operated vehicles at December 31, 2006.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Item 7 contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report.  You are cautioned not to place undue reliance on such forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Introduction

Business Overview

We are a provider of multiple truckload transportation services with a nationwide network of service centers through which we operate one of the country’s largest tractor fleets, in addition to partnering with third-party equipment providers to provide truckload capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, dedicated customer services, drayage services between ocean ports or rail ramps and shipping docks, and rail intermodal services. Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States.

Our operating strategy for our asset-based activities to achieve a high level of asset utilization within a highly disciplined operating system and tightly control costs contributed to our return to double-digit revenue and earnings growth in 2010.  In 2010, we also benefited from an improving freight market, as industry-wide freight tonnage increased and industry-wide trucking capacity remained constrained.

The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers, and our ability to control our costs.

Operating and Growth Strategy

Our operating strategy includes the following important elements:

Regional Operations. While our corporate headquarters is in Phoenix, Arizona, our operations are decentralized and handled in our service centers located throughout the country.  We believe that regional operations offer several advantages, including:

●	obtaining greater freight volumes, because a significant portion of truckload freight moves in short-to-medium lengths of haul;
●	achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles;
●	enhancing safety and driver recruitment and retention by allowing our drivers to travel familiar routes and return home more frequently; and
●	enhancing our ability to provide a high level of service and consistent capacity to our customers.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We focus on operating in particular geographical markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas. We maintain a modern tractor and trailer fleet in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts supplies. We also regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred truckload solutions provider for our customers. We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service. Our services include multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more safely, securely, and efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm's satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and facilitates efficient communications between our drivers and service centers. The majority of our trailers are equipped with VeriWise trailer-tracking technology that allows us to more effectively manage our trailers. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

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

Since our inception an important element of our asset-based operating model has been an extreme focus on our cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 were as follows:

●	Total revenue, including fuel surcharge, increased 12.1%, to $730.7 million from $651.7 million;
●	Revenue, before fuel surcharge, increased 7.7%, to $615.7 million from $571.5 million;
●	Net income attributable to Knight increased 16.8%, to $59.1 million from $50.6 million; and
●	Net income attributable to Knight per diluted share increased to $0.70 from $0.60.

We began to experience signs of economic recovery in the freight market in the fourth quarter of 2009. Favorable freight demand continued into 2010. While freight demand remained consistent throughout most of the year, demand for freight peaked in June 2010.

In 2010, we operated an average 3,817 tractors, an increase of 73 tractors from a year ago. We finished the year with 3,866 tractors in the fleet, up 130 tractors from 2009. Equipment productivity, as measured by average revenue before fuel surcharge per tractor, increased 5.2% in 2010. The improvement in our equipment productivity was attributable to improvements in our freight mix and contract pricing resulting from favorable trends in a recovering truckload freight market and a 9.8% improvement in our non-paid empty miles.

Our average length of haul increased 1.7% to 478 miles in 2010 from 470 miles in 2009. Miles per tractor increased 1.6% overall for the year, while miles per tractor decreased 0.9% in fourth quarter of 2010 in comparison to the same quarter a year ago. Non-paid empty miles were 10.7% for 2010, compared to 11.9% for 2009.

During 2010, our cash and short-term investment balance decreased $45.4 million, after returning $82.0 million to our shareholders in the form of quarterly and special cash dividends. At December 31, 2010, our balance sheet reflected $52.4 million in cash, cash equivalents and short term investments, no debt, and shareholders' equity attributable to Knight of $507.5 million. In 2010, we generated $168.8 million in cash flow from operations and used $91.5 million for capital expenditures net of equipment sales.

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

Trends and Outlook

During the past few years, we have undertaken an extensive examination of our customers' truckload transportation needs, their various transportation modes, the role of truckload freight, and the services we believe we can provide while generating meaningful returns for our shareholders.  We have created a service network with financial accountability, a modern equipment fleet, and the capability of serving truckload customers in every major metropolitan market in the United States. We believe our operating strategies are contributing factors to our revenue and earnings growth in 2010.

A significant percentage of our growth in 2010 came through less capital-intensive operations such as brokerage, intermodal, drayage services, and increasing our independent contractor fleet by approximately 117 tractors, all of which often generate lower margins but favorable returns on investment. While economic recovery is continuing, freight volumes in the second half of 2010 were modest and measurably below the demand experienced in the second quarter of 2010 and the demand levels experienced before the economic recession.  We expect the modest volume levels to continue in the near future.

In 2011, we expect truckload freight demand to continue to expand, although rising fuel prices, global political and economic forces, the strength of the dollar against other currencies, and other factors outside our control could affect freight volumes.  We expect that CSA 2010, the forthcoming new hours-of-service rules, and other new regulations will result in a reduction in effective capacity, a negative impact on equipment utilization, and driver shortages.  Assuming freight demand is improving, we believe carriers that are well-positioned to meet such challenges will have opportunities to increase market share and revenue per mile.  On the cost side, fuel prices have moved significantly higher and are vulnerable to volatility based on events in the Middle East and elsewhere.  Additionally, revenue equipment and tire prices, as well as driver pay, are expected to increase.  In this environment, it will be critical to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, intense focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on any future opportunities.

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

	2010	2009	2008		2010	2009	2008

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge(1)				Revenue, before fuel surcharge(1)
Operating expenses:				Operating expenses:
Salaries, wages and benefits	28.3	30.5	27.5	Salaries, wages and benefits	33.5	34.8	35.4
Fuel (2)	23.9	21.5	31.0	Fuel (3)	9.6	10.5	11.2
Operations and maintenance	6.4	6.6	5.5	Operations and maintenance	7.6	7.5	7.1
Insurance and claims	3.4	3.4	3.4	Insurance and claims	4.1	3.9	4.4
Operating taxes and licenses	1.9	2.1	2.0	Operating taxes and licenses	2.3	2.4	2.5
Communications	0.7	0.8	0.8	Communications	0.9	0.9	1.0
Depreciation and amortization	9.7	11.0	9.1	Depreciation and amortization	11.5	12.5	11.7
Lease expense – revenue equipment	0.0	0.0	0.0	Lease expense – revenue equipment	0.0	0.0	0.0
Purchased transportation	11.2	9.5	6.7	Purchased transportation	13.3	10.8	8.6
Miscellaneous operating expenses	1.5	2.0	2.0	Miscellaneous operating expenses	1.7	2.4	2.5
Total operating expenses	87.0	87.4	88.0	Total operating expenses	84.5	85.7	84.4
Income from operations	13.0	12.6	12.0	Income from operations	15.5	14.3	15.6
Net interest and other income	.4	0.3	0.2	Net interest and other income	0.4	0.3	0.2
Income before income taxes	13.4	12.9	12.2	Income before income taxes	15.9	14.6	15.8
Income taxes	5.3	5.1	4.9	Income taxes	6.3	5.8	6.4
Net Income	8.1	7.8	7.3	Net Income	9.6	8.8	9.4
Net loss attributable to noncontrolling interest	0.0	0.0	0.0	Net loss attributable to noncontrolling interest	0.0	0.0	0.0
Net Income	8.1%	7.8%	7.3%	Net Income	9.6%	8.8%	9.4%

(1)	There are minor rounding differences in the table.
(2)	Gross fuel expense without fuel surcharge.
(3)	Fuel expense, net of fuel surcharge.

A discussion of our results of operations for the periods 2010 to 2009 and 2009 to 2008 is set forth below.

Fiscal 2010 Compared to Fiscal 2009

Total revenue for 2010 increased 12.1% to $730.7 million from $651.7 million for 2009. Total revenue included $115.0 million of fuel surcharge revenue in 2010 and $80.2 million of fuel surcharge revenue in 2009. Due to rising fuel prices and improvement in our freight mix and contract pricing, our fuel surcharge revenue increased 43.4% in in 2010 from a year ago. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 7.7% to $615.7 million for 2010, from $571.5 million in 2009. In 2010, we experienced revenue growth in each of our services. Our revenue growth in 2010 was attributable to a 3.5% improvement in average revenue per total mile, adding 73 average tractors to the average size of our fleet, a 9.8% improvement in our non-paid empty mile, and growth in our brokerage and rail intermodal revenues. Our average freight revenue per tractor per week improved 5.2% to $2,904 per tractor in 2010, from $2,761 per tractor in 2009. In addition to the improvement in our equipment productivity, we also increased our average length of haul 1.7% from a year ago. We ended 2010 with 3,866 tractors, an increase of 130 tractors from a year ago.  If the economy continues to gradually improve and capacity remains tight, we anticipate obtaining overall rate increases in 2011 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively impact existing rates.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.5% in 2010 from 34.8% in 2009.  While driver wages rose in 2010, we were able to lower our overall salary and wages as a percent of revenue due to higher revenue per mile and by decreasing the percentage of our fleet operated by company drivers, as opposed to independent contractors. At December 31, 2010, 88.5% of our fleet was operated by company drivers, compared to 91.2% at December 31, 2009. Our accrual for workers’ compensation benefits and stock based compensation expense are components of our salaries, wages and benefit expense. Our 2010 expense in this category included a non-cash $2.5 million pre-tax ($2.0 million after tax) stock compensation charge related to an adjustment to the straight-line recognition of expense as prescribed in ASC 718 and the accelerated vesting of equity awards under our equity compensation plan as a result of the passing of a senior executive.  We believe that the driver market is tightening and expect the implementation of CSA 2010 to further reduce the pool of available drivers, which could require us to increase driver pay in 2011.  Accordingly, we expect salaries, wages and benefits expenses to increase going forward in absolute terms and potentially as a percentage of revenue absent an increase in revenue to offset increased costs.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 9.6% in 2010, from 10.5% in 2009. Fuel costs in total dollars increased as U.S. National Average Diesel Fuel price increased more than 20% in 2010.  Our fuel cost as a percentage of revenue improved due to higher fuel surcharge recovery and a 2.6% increase in the percentage of our fleet miles driven by independent contractors, who buy their own fuel and receive a fuel surcharge payment from us, and an increase in purchased transportation costs paid to third-party equipment providers.  Our fuel cost also was reduced by $1.1 million due to a gain from a future swap contract that was settled in the second quarter of 2010. We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense. Fuel surcharge revenue was $115.1 million in 2010, compared to $80.2 million in 2009.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased slightly to 7.6% in 2010, from 7.5% in 2009. Equipment maintenance cost increased as we added more miles to our trucks and due to a modest increase in the average age of our equipment.  These expenses were partially offset by an increase in the percentage of miles driven by independent contractors, who pay for the maintenance of their own vehicles.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.1% for 2010, compared to 3.9% for 2009.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.3% in 2010, compared to 2.4% in 2009.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 0.9% in 2010 and 2009.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, decreased to 11.5% for 2010, from 12.5% in 2009. The decrease is due to higher revenue per tractor which more effectively spread this fixed cost, higher equipment utilization, a decrease in the percentage of our fleet comprised of company-owned tractors, and increased use of third-party carriers.  As of December 31, 2010, 11.5% of our fleet was operated by independent contractors, compared to 8.8% a year ago.  These decreases were partially offset by higher equipment prices for EPA compliant engines.  Over 85% of our company-owned tractor fleet are comprised of the US EPA 2007 or US EPA 2010 engine.  These engines are documented to provide substantial emissions reductions, and we also believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent trade-in schedule.   In 2010, we also have invested in aerodynamic devices to improve trailer aerodynamics which lead to meaningful fuel efficiency improvements. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to inflate.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage and intermodal operations, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 13.3% for the year ended 2010, from 10.8% for the same period in 2009. The increases in this category are primarily due to a 2.6% increase in the miles operated by independent contractors, as opposed to company drivers, and that demand for broker loads improved in 2010 compared to the same period a year ago.  To the extent compensation for independent contractors or third-party capacity providers increases, truckload demand exceeds capacity additions, fuel prices continue to rise, or competition for independent contractors increases, our purchased transportation expense per mile or load could increase.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.7% for 2010, compared to 2.4% for 2009. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment increased to $6.2 million for the year ended December 31, 2010, compared to $2.8 million for the year ended December 31, 2009. Excluding gains from sale of equipment, miscellaneous operating expense would have decreased to 2.7% for the year ended December 31, 2010, compared to 2.9% for the same period in 2009. This decrease is due to our continuous effort to manage our costs coupled with increased revenue that covers certain fixed components of our miscellaneous operating expenses.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 84.5% for 2010, compared to 85.7% for 2009.

Net interest and other income as a percentage of revenue, before fuel surcharge, increased slightly to 0.4% for 2010, compared to 0.3% for 2009. We had no outstanding debt at December 31, 2010 or 2009. Other income in the current year includes a $718,000 earn-out from our investment in Concentrek, which was sold in 2005. We also recognized a $1.3 million gain for the sale of a TRP portfolio company whose value had substantially increased since purchase. However, the gain from the sale was off-set by approximately the same amount for an impairment charge in the remaining TRP portfolio and the equity loss in our investment in TRP III.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 39.5% for 2010 and 39.7% for 2009.

As a result of the preceding changes, our net income, as a percentage of revenue, before fuel surcharge, was 9.6% for 2010, compared to 8.8% in 2009.

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

Net cash provided by operating activities was approximately $168.8 million, $86.9 million, and $141.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase for 2010 is primarily due to a $42.6 million decrease in our short-term investments, in comparison to a $35.1 million increase in our short-term investments in 2009. We declared and issued a special dividend of $0.75 per share to our common stock shareholders in the fourth quarter of 2010, requiring us to dispose of a significant portion of short-term investments to cover the payment of the dividend.

Net cash used in investing activities was approximately $94.3 million, $60.4 million, and $79.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase is mainly due to an increase in capital expenditures for revenue equipment in 2010. Capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements, totaled $ 91.5 million, $55.7 million, and $81.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. We also purchased approximately $5.0 million of marketable equity securities that are classified as available-for-sale securities in 2010. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $120 million to $140 million for 2011. We expect these capital expenditures will be used primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $77.3 million, $17.7 million, and $63.5 million for the years ended December 31, 2010, 2009, and 2008. The increase in cash used in financing activities in 2010 is primarily due to a special dividend of $0.75 per share paid to our common stock shareholders in the fourth quarter of 2010. Our regular quarterly cash dividend was also increased from $0.05 per share to $0.06 per share in the second quarter of 2010. Total cash dividends paid to our shareholders was $82.0 million, $15.8 million, and $12.8 million in 2010, 2009, and 2008, respectively. We also spent $4.9 million and $53.6 million for the repurchase of our common stock in 2009 and 2008, respectively. We did not repurchase any shares in 2010.

At December 31, 2010, we had no outstanding debt. We currently maintain a line of credit, which permits revolving borrowings and letters of credit up to an aggregate of $50.0 million. At December 31, 2010, amounts outstanding under the line of credit consisted solely of issued but unused letters of credit totaling $32.5 million. We are obligated to comply with certain financial covenants under our line of credit agreement and were in compliance with these covenants at December 31, 2010.

As of December 31, 2010, our cash, cash equivalents, and short-term investments totaled $52.4 million, compared to $97.8 million as of December 31, 2009. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We will have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. We did not have any revenue equipment held under operating leases in 2010 or 2009. Vehicles held under operating leases are not carried on our balance sheet, and lease payments with respect to such vehicles are reflected in our income statements in the line item "Lease expense – revenue equipment." Our rental expense related to revenue equipment leases was $90,000 for the year ended December 31, 2008.

We also use operating leases to lease locations for certain of our service centers and for temporary trailer storage.  These operating leases have termination dates ranging from January 2011 through 2015. Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the line item "Miscellaneous operating expenses." Rental payments for our facilities and trailer storage totaled $2.3 million, $1.9 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2010, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments (in thousands) due by period
Contractual Obligations	Total		Less than 1 year		1-3 years	3-5 years	More than 5 years	Other
Purchase obligations (net revenue equipment)	$129,000	(1)	$129,000	(1)	-	-	-	-
Investment in Transportation Resource Partners (TRP III) (2)	$12,000		$3,800		$6,300	$1,900	-	-
Operating Leases – Communication Equipment	$1,364		$1,259		$105	-	-	-
Operating Leases – Buildings	$5,707		$1,345		$3,636	$726	-	-

Total	$148,071		$135,404		$10,041	$2,626	-	-

(1)	Purchase obligation for revenue equipment is net of guarantee trade-ins from contracted vendors.
(2)	$12 million is subject to capital calls by TRP's manager. The expected timing of the capital calls is presented above. However, calls may be made at any time in the discretion of TRP’s manager.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from two to 30 years, down to an estimated salvage value of the property and equipment, which ranges from zero to 25% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected. This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value that is not reflected in our estimates, could have a material effect on our results of operations. We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the property and equipment to the fair value and recognize any impairment loss. Our assets classified as held for sale are carried at the lower of cost or net selling value.

Claims Accrual. Reserves are established based on estimated or expected losses for claims. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision and comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves are adjusted upon review of facts or information that better inform us as to the value of the claim based on numerous factors.  The reserves are analyzed quarterly and represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

Accounting for Income Taxes.  Income taxes are accounted for under the asset and liability method, in accordance with ASC 740-10 Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations, and because any deferred assets can be fully offset by deferred liabilities. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Share-Based Payments.  We have stock options outstanding under our stock compensation plan. Exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed ten years from the date of the grant.

The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 to the consolidated financial statements.  The fair value of our stock options is expensed on a straight-line basis, which generally ranges between five to seven years.  Expected volatility is based on historical volatility of our stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  Management judgment is required to estimate stock option exercises and forfeitures within our valuation model and management bases such decisions on historical data.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

We have service based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of ASC 718 under which we estimate the expense.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-7 of this report for discussion of new accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at December 31, 2010, and therefore had no market risk related to debt.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. In May 2010, we entered into a forward future swap contract to hedge 0.5 million gallons of fuel per month for July 2010 through June 2012.  In June 2010, we accepted a favorable settlement offered by the other party to terminate the contract in exchange for a $1.1 million payment to us.  The contract was terminated prior to June 30, 2010.  As of December 31, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, together with the related notes and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth beginning at page F-1 in this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in accountants during our three most recent fiscal years.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2011

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2011 Annual Meeting of Shareholders to be held May 19, 2011.

Item 11.                      Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Report of the Compensation Committee" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2011 Annual Meeting of Shareholders to be held May 19, 2011.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2010, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,144,476	$15.65	2,838,051
Equity compensation plans not approved by security holders	-	-	-
Total	4,144,476	$15.65	2,838,051

In 2010 and in 2009, we granted restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above. This is a service-based award that will vest gradually over a period of 12 to 13 years, beginning January 31, 2011.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2011 Annual Meeting of Shareholders to be held May 19, 2011.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2011 Annual Meeting of Shareholders to be held May 19, 2011.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2011 Annual Meeting of Shareholders to be held May 19, 2011.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

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

3.           Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b), below, and at the Exhibit Index appearing at the end of this report.

(b)           Exhibits:

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 15, 2010 and filed on March 17, 2010.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
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

10.5.2
Second Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated March 30, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2007.)

10.5.3
Third Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 16, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.5.4
Fourth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 20, 2010. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 1, 2011		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 1, 2011
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	March 1, 2011
David A. Jackson, President and Chief Financial Officer (Principal Financial Officer)

/s/ Wayne Yu	March 1, 2011
Wayne Yu, Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary J. Knight	March 1, 2011
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	March 1, 2011
Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	March 1, 2011
Donald A. Bliss, Director

/s/ G.D. Madden	March 1, 2011
G.D. Madden, Director

March 1, 2011
Kathryn Munro, Director

/s/ Michael Garnreiter	March 1, 2011
Michael Garnreiter, Director

March 1, 2011
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2011

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands)

Assets	2010	2009
Current Assets:
Cash and cash equivalents	$28,013	$30,812
Short-term investments held for trading	24,379	66,942
Trade receivables, net of allowance for doubtful accounts of $2,355 and $3,204, respectively	78,479	73,327
Notes receivable, net of allowance for doubtful notes receivable of $480 and $298, respectively	1,391	520
Related party notes and interest receivable	3,038	3,944
Prepaid expenses	8,514	7,323
Assets held for sale	4,132	12,258
Other current assets	4,717	3,571
Income tax receivable	6,914	-
Current deferred tax assets	5,671	5,755
Total current assets	165,248	204,452

Property and Equipment:
Revenue equipment	584,237	548,477
Land and land improvements	31,906	31,918
Buildings and improvements	77,949	69,321
Furniture and fixtures	8,112	7,562
Shop and service equipment	6,511	5,977
Leasehold improvements	2,512	1,875
	711,227	665,130

Less: accumulated depreciation and amortization	(227,518)	(204,091)

Property and equipment, net	483,709	461,039
Notes receivable, net of current portion	4,246	2,906
Goodwill	10,313	10,333
Intangible assets, net	52	114
Other long-term assets and restricted cash	13,419	7,629
Total assets	$676,987	$686,473

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except par value)

Liabilities and Shareholders' Equity	2010	2009

Current Liabilities:
Accounts payable	$7,571	$14,022
Accrued payroll and purchased transportation	6,547	6,170
Accrued liabilities	11,075	11,199
Claims accrual – current portion	13,843	14,298
Dividend payable on restricted stock units	1,433	70
Total current liabilities	40,469	45,759

Long-term Liabilities:
Claims accrual – long-term portion	10,168	12,421
Deferred tax liabilities	118,886	108,135
Total long-term liabilities	129,054	120,556

Total liabilities	169,523	166,315

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued		-
Common stock, $0.01 par value; 300,000 shares authorized; 83,693 and 83,302 shares issued and outstanding at December 31, 2010 and 2009, respectively	837	833
Additional paid-in capital	126,975	115,348
Accumulated other comprehensive income	7	-
Retained earnings	379,714	403,977

Total Knight Transportation Shareholders' Equity	507,533	520,158
Noncontrolling interest	(69)	-
Total Shareholders’ Equity	507,464	520,158
Total liabilities and shareholders' equity	$676,987	$686,473

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008

Revenue:
Revenue, before fuel surcharge	$615,654	$571,496	$595,563
Fuel surcharge	115,055	80,225	171,372

Total revenue	730,709	651,721	766,935

Operating Expenses:
Salaries, wages and benefits	206,536	198,815	210,939
Fuel	174,398	140,385	237,893
Operations and maintenance	46,612	42,826	42,195
Insurance and claims	25,053	22,087	26,113
Operating taxes and licenses	13,998	13,450	14,941
Communications	5,465	5,407	5,873
Depreciation and amortization	70,962	71,444	69,821
Lease expense - revenue equipment	-	-	90
Purchased transportation	82,031	61,802	51,463
Miscellaneous operating expenses	10,439	13,509	14,949

Total operating expenses	635,494	569,725	674,277
Income from operations	95,215	81,996	92,658

Other Income:
Interest income	1,554	1,534	1,236
Other income	843	365	194
Total other income	2,397	1,899	1,430

Income before income taxes	97,612	83,895	94,088

Income Taxes	38,633	33,332	37,827

Net income	58,979	50,563	56,261
Net loss attributable to noncontrolling interest	93	-	-
Net income attributable to Knight Transportation	$59,072	$50,563	$56,261

Basic Earnings Per Share	$0.71	$0.61	$0.66

Diluted Earnings Per Share	$0.70	$0.60	$0.66

Weighted Average Shares Outstanding - Basic	83,533	83,230	85,342

Weighted Average Shares Outstanding - Diluted	84,416	83,632	85,846

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Knight Transportation Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2007	86,697	$867	$102,450	$384,233	$-	$487,550	$-	$487,550
Exercise of stock options	268	3	2,357	-	-	2,360	-	2,360
Issuance of common stock	8	-	135	-	-	135	-	135
Stock repurchases	(3,590)	(36)	-	(53,539)	-	(53,575)	-	(53,575)
Excess tax benefit of stock option exercises	-	-	592	-	-	592	-	592
Employee stock-based compensation expense	-	-	3,351	-	-	3,351	-	3,351
Cash dividend	-	-	-	(12,770)	-	(12,770)	-	(12,770)
Net income	-	-	-	56,261	-	56,261	-	56,261

Balance, December 31, 2008	83,383	$834	$108,885	$374,185	-	$483,904	-	$483,904
Exercise of stock options	302	3	2,554	-	-	2,557	-	2,557
Issuance of common stock	6	-	112	-	-	112	-	112
Stock repurchases	(389)	(4)	-	(4,895)	-	(4,899)	-	(4,899)
Excess tax benefit of stock option exercises	-	-	508	-	-	508	-	508
Employee stock-based compensation expense	-	-	3,289	-	-	3,289	-	3,289
Cash dividends paid and dividends accrued	-	-	-	(15,876)	-	(15,876)	-	(15,876)
Net income	-	-	-	50,563	-	50,563	-	50,563

Balance, December 31, 2009	83,302	$833	$115,348	$403,977	-	$520,158	-	$520,158
Exercise of stock options	386	4	4,185	-	-	4,189	-	4,189
Issuance of common stock	5	-	112	-	-	112	-	112
Stock repurchases	-	-	-	-	-	-	-	-
Excess tax benefit of stock option exercises	-	-	602	-	-	602	-	602
Employee stock-based compensation expense	-	-	6,728	-	-	6,728	-	6,728
Cash dividends paid and dividends accrued	-	-	-	(83,335)	-	(83,335)	-	(83,335)
Net Income attributable to Knight	-	-	-	59,072	-	59,072	-	59,072
Other comprehensive income	-	-	-	-	7	7	-	7
Capital contributions from noncontrolling interest	-	-	-	-	-	-	24	24
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(93)	(93)

Balance, December 31, 2010	83,693	$837	$126,975	$379,714	$7	$507,533	$(69)	$507,464

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$58,979	$50,563	$56,261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	70,962	71,444	69,821
Gain on sale of equipment	(6,157)	(2,802)	(1,770)
Earn-out on sold investment	(718)	-	(225)
Gain from insurance claim settlement	(100)	(388)	-
Loss from investment in Transportation Resource Partners III	319	-	-
Impairment of investment in Transportation Resource Partners I	960	-	-
Non-cash compensation expense for issuance of common stock to certain members of board of directors	112	112	135
Provision for allowance for doubtful accounts and notes receivable	1,553	2,833	3,580
Deferred income taxes	10,830	2,077	17,093
Excess tax benefits related to stock-based compensation	(484)	(446)	(517)
Stock-based compensation expense	6,728	3,289	3,351
Changes in assets and liabilities:
Decrease (increase) in short-term investments held for trading	42,563	(35,065)	(24,257)
(Increase) decrease in trade receivables	(6,295)	(4,539)	14,159
Decrease in related party interest receivable	103	-	-
(Increase) decrease in other current assets	(1,146)	(377)	515
(Increase) decrease in prepaid expenses	(1,190)	(215)	1,668
(Increase) decrease in income tax receivable	(6,914)	774	2,784
(Increase) decrease in other long-term assets	(136)	43	(63)
Increase (decrease) in accounts payable	1,993	(819)	(1,167)
(Decrease) increase in accrued liabilities and claims accrual	(1,853)	415	70
Net cash provided by operating activities	170,109	86,899	141,438

Cash Flows From Investing Activities:
Purchases of property and equipment	(134,394)	(95,478)	(117,504)
Proceeds from sale of equipment/assets held for sale	42,883	39,773	36,222
Purchase of long-term available-for-sale securities	(5,014)	-	-
Cash proceeds from sale of available-for-sale securities	103	-	-
Cash receipt from notes receivable	2,958	2,700	1,512
Cash payment for notes receivable	(1,800)	(1,752)	-
Cash proceeds from related party notes receivable	803	1,157	-
Cash payment for loans provided to related party	-	(4,998)	-
Investments in Transportation Resource Partners III	(2,628)	(306)	(120)
Return of investment in Transportation Resource Partners I	696	43	10
Proceeds/earn-out from sale of investment in Concentrek, Inc.	718	-	225
Proceeds from insurance claim settlement	100	699	-
(Increase) decrease in restricted cash	(58)	(2,251)	25

Net cash used in investing activities	(95,633)	(60,413)	(79,630)

Cash Flows From Financing Activities:
Dividends paid	(81,972)	(15,805)	(12,770)
Payments to repurchase company stock	-	(4,899)	(53,576)
Excess tax benefits related to stock-based compensation	484	446	517
Cash investment from noncontrolling interest holder	24	-	-
Proceeds from exercise of stock options	4,189	2,557	2,360
Net cash used in financing activities	(77,275)	(17,701)	(63,469)

Net increase (decrease) in Cash and Cash Equivalents	(2,799)	8,785	(1,661)
Cash and Cash Equivalents, beginning of year	30,812	22,027	23,688
Cash and Cash Equivalents, end of year	$28,013	$30,812	$22,027

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$456	$8,689	$43
Dividend accrued for restricted stock units	$1,433	$70	$-
Retirement of company stock	-	$4,899	$53,575
Transfer from property and equipment to assets held for sale	$18,448	$30,554	$14,863
Financing provided to independent contractors for equipment sold	$3,990	$4,455	$1,452
Cash flow information:
Income taxes paid	$36,664	$27,387	$17,338

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

1.           Organization and Summary of Significant Accounting Policies

a.           Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the "Company") is a short to medium-haul truckload carrier of general commodities headquartered in Phoenix, Arizona. The Company also has service centers located throughout the United States.  The Company provides truckload carrier dry van, temperature-controlled, brokerage, intermodal and drayage services.  The Company is subject to regulation by the Department of Transportation and various state regulatory authorities.

b.           Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned and controlled subsidiaries (the Company). The Company’s minority interests in subsidiaries are not significant. All intercompany accounts and transactions have been eliminated in consolidation.

New Joint Venture- In April 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8 Consolidation, we have consolidated the financial activities of this entity in our consolidated financial statements beginning in April 2010.

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

Short-term Investments Held for Trading - Short-term investments are held for trading and comprised of debt securities with effective maturities of greater than three months and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. At December 31, 2010, our short-term investments primarily consisted of municipal securities. Our short-term investments did not experience any significant unrealized gain or loss for the period.

In accordance to provisions of ASC 210 and 470 (formerly Chapter 3A of Accounting Research Bulletin No. 43), the Company’s trading investments in debt securities are classified as either trading securities, held-to-maturity securities, or available-for-sale securities, based on the Company’s intent with respect to those securities. Investments in debt securities are classified as trading securities if they are held principally for the purpose of selling in the near term. Investments in debt securities are classified as held-to-maturity if the Company has the positive intent to hold such securities to maturity and the ability to do so. All other investments in debt securities are classified as available-for-sale.

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments ranging from 5% to 14%, over periods generally from six months to four years. The Company had 210 and 185 loans outstanding from independent contractors and third parties as of December 31, 2010, and 2009, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Notes receivable from independent contractors	$2,391	$1,808
Notes receivable from third parties	3,598	1,637
Net investment in direct financing and sales-type leases	128	279
Gross notes receivable	6,117	3,724
Allowance for doubtful notes receivable	(480)	(298)
Total notes receivable net of allowance	$5,637	$3,426

Current portion (net of allowance)	$1,391	$520
Long-term portion	$4,246	$2,906

The following lists the components of the net investment in direct financing and sales-type leases as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Total minimum lease payments to be received	$140	$302
Less: unearned income	(12)	(23)
Net investment in direct financing and sales-type leases	$128	$279

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

As of December 31, 2010, future minimum lease payments to be received in 2011 and 2012 are $90,000, and $50,000, respectively.

Assets Held for Sale - The Company had $4.1 million and $12.3 million of revenue equipment that will not be utilized in continuing operations and is being held for sale as of December 31, 2010 and 2009, respectively. Assets held for sale are not subject to depreciation, and are recorded at the lower of depreciated value or fair market value less selling costs. The Company periodically reviews the carrying value of these assets for possible impairment.  No significant impairment was recorded in 2010 or 2009.  The Company expects to sell these assets and replace them with new assets within 12 months.

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

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2010, 2009, and 2008, repairs and maintenance expense totaled approximately $21.1 million, $19.4 million, and $19.1 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash include:

	2010	2009
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$2,103	$3,703
Investment in Transportation Resource Partners III (TRP III)	2,678	426
Restricted Cash and Investments	2,879	2,821
Available-For-Sale Equity Securities	4,923	-
Other	836	679
	$13,419	$7,629

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  In 2010, the Company received a distribution of $1,880,000 from TRP for the sale of a TRP portfolio company whose value had substantially increased since purchase. The proceeds from the sale resulted in a $1.3 million gain for the Company, with the remaining proceeds representing a return of investment in TRP. The Company also recorded a $960,000 impairment in 2010 for an other-than-temporary loss in its investment in resulting from unrealized losses on the investments remaining within the TRP portfolio. At December 31, 2010, the Company's ownership interest in TRP was about 2.3%, with a carrying value of $2.1 million. The unfunded commitment to TRP has expired.

In the fourth quarter of 2009, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $3.0 million to TRP III, leaving an outstanding commitment of $12.0 million as of December 31, 2010. The investment in TRP III is accounted for using the equity method, and the Company recorded losses of $319,000 representing its equity in net losses of TRP III for the year. At December 31, 2010, the investment balance in TRP III was $2,678,000, and the Company’s ownership interest was approximately 6.1%.

Restricted Cash and Investments – In connection with the Company's self-insurance program, $2.9 million and $2.8 million has been set aside in escrow accounts to meet statutory requirements at December 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets – ASC 360-10 Property, Plant and Equipment provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with ASC 360-10, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets classified as held for sale are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The revenue equipment classified as held for sale is presented in "assets held for sale" on the Company's consolidated balance sheets. Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in ASC 350-20, Goodwill occur. ASC 350-20 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2010, and no adjustment for impairment was determined to be necessary. The Company has no accumulated goodwill impairment loss from prior years.

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

All goodwill was recorded in connection with the Company's asset-based segment. The changes in the carrying amounts of goodwill were as follows:

	2010	2009
	(In thousands)
Goodwill at beginning of period	$10,333	$10,353
Amortization relating to deferred tax assets	(20)	(20)
Goodwill at end of period	$10,313	$10,333

Intangible assets consist of the following:

	2010	2009
	(In thousands)
Intangible assets at beginning of period	$114	$176
Amortization	(62)	(62)
Intangible assets at end of period	$52	$114

Intangible assets are being amortized straight-line over a five year period.  Remaining amortization expense of $52,000 will be recognized in fiscal year 2011.

Claims Accrual - The claims reserves represent accruals for the estimated uninsured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. These estimates are developed based on a process that, with the assistance of an actuary, uses historical information, primarily the Company's claims experience and the experience of the Company's third-party administrator, along with certain assumptions about future events. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims Changes in assumptions, as well as changes in actual experience, could cause these estimates to change significantly in the near term. The significant level of the Company's self-insured retention for personal injury and property damage claims illustrates the importance and potential impact of these estimates.

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

Allowance for Doubtful Accounts - Revenue is recognized when freight is delivered, creating a credit sale and an account receivable. Credit terms for customer accounts are typically on a net 30 day basis. The Company establishes an allowance for doubtful accounts based on historical experience as well as any known trends or uncertainties related to customer billing and account collectability. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis.

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

The Company records a valuation allowance for deferred tax assets to the extent it believes these assets are not more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments, available-for-sale securities, trade receivables, notes receivable and accounts payable. Due to the short-term nature of cash equivalents, short-term investments, trade receivables, accounts payable, and related party notes receivable, the fair value of these instruments approximates their recorded value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. The Company's three largest customers for each of the years 2010, 2009, and 2008, aggregated approximately 12%, 12%, and 11% of revenues, respectively. Balances due from the three largest customers account for approximately 10% of the total trade receivable balance as of December 31, 2010. Revenue from the Company's single largest customer represented approximately 5% of total revenue for the year ended December 31, 2010, and approximately 4% for the years ended December 31, 2009 and 2008.  The balance due from the single largest customer accounts for approximately 7% of the total trade receivable balance as of December 31, 2010.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2010, 2009, and 2008 are as follows (in thousands, except per share data):

	2010			2009			2008
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$59,072	83,533	$0.71	$50,563	83,230	$0.61	$56,261	85,342	$0.66
Effect of stock options & restricted stock	-	883		-	402		-	504
Diluted EPS	$59,072	84,416	$0.70	$50,563	83,632	$0.60	$56,261	85,846	$0.66

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2010, 2009, and 2008, respectively, is as follows:

	2010	2009	2008
Number of anti-dilutive shares	1,349,258	1,541,105	1,660,035

Segment Information – The Company has two reportable segments comprised of an asset-based segment and a non-asset-based segment. The asset-based segment includes dry van, temperature-controlled, and drayage operations that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, the Company has determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. The Company’s non-asset-based segment is comprised of brokerage and intermodal operations, which qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to the Company’s consolidated financial statements as a whole, the Company has not presented separate financial information for this segment. For the year ended December 31, 2010, the brokerage segment accounted for 5.5% of the consolidated revenue, 2.0% of the consolidated net income attributable to the Company, and 1.5% of the consolidated assets. Revenue from the brokerage segment, including intercompany transactions and fuel surcharge, for the year ended December 31, 2010 was $40.2 million, compared to $37.2 million a year ago.  Net income for the brokerage segment was approximately $1.2 million for both years ended December 31, 2010 and 2009, and the brokerage segment had assets of $10.4 million at December 31, 2010, compared to $7.2 million a year ago.

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Issue will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted and it is not expected that adoption of this ASU will have a material impact on consolidated financial statement disclosures.

On December 17, 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that a goodwill impairment exists (confirming this aspect of the consensus-for-exposure). If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. This ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. It is not expected that adoption of ASU 2010-28 will have a material effect on the consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU became effective at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first time (including interim periods) beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. These disclosures will be effective for the first quarter of 2011 and are not expected to have a material impact on the consolidated financial statements.

On January 21, 2010, FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU has no material impact on fair value measurement disclosures as of December 31, 2010. It is not expected that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have a material impact on fair value measurement disclosures.

In December 2009, FASB issued ASU 2009-17. This Accounting Standards Update amends FASB Accounting Standards Codification (ASC810-10) of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) issued June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to readers of financial statements. The Company adopted ASC810-10 on January 1, 2010, which had no material impact on its consolidated financial statements.

2.           Fair Value of Investment Securities

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and 2009.

			Level One		Level Two		Level Three
	Balance at December 31, 2010	Balance at December 31, 2009	Balance at December 31, 2010	Balance at December 31, 2009	Balance at December 31, 2010	Balance at December 31, 2009	Balance at December 31, 2010	Balance at December 31, 2009
	(in thousands)
Assets:
Money market funds	$22,856	$26,895	$22,856	$26,895	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$24,379	$66,942	-	-	$24,379	$66,942	-	-
Available-for-sale Securities: Equity securities - common shares	$4,923	-	$4,923	-	-	-	-	-
Restricted cash and investments:
Money market funds and debt securities –municipal securities	$2,879	$2,821	$811	$731	$2,068	$2,090	-	-

At December 31, 2010, the Company had $4.9 million of marketable equity securities that are classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income. As of December 31, 2010, these available-for-sale marketable equity securities are included in "Other long-term assets and restricted cash." Net unrealized gains of $7,000 have been included in comprehensive income in 2010 and accumulated other comprehensive income as of December 31, 2010.

3.           Line of Credit and Long-Term Debt

The Company had no long-term debt at December 31, 2010 or 2009. The Company maintains a revolving line of credit, with a maturity date of September 30, 2012, which permits revolving borrowings and letters of credit totaling $50.0 million in the aggregate, with principal due at maturity and interest payable monthly at two options (prime or LIBOR plus 0.625%). At December 31, 2010, the line of credit consisted solely of issued but unused letters of credit totaling $32.5 million, which leaves $17.5 million for future borrowing under the line of credit.

Under the line of credit, the Company is required to maintain certain financial ratios and covenants. The Company was in compliance with its financial ratios and covenants at December 31, 2010.

4.           Income Taxes

Income tax expense consists of the following (in thousands):

	2010	2009	2008
Current income taxes:
Federal	$23,363	$26,858	$16,554
State	4,440	4,398	4,180
	27,803	31,256	20,734
Deferred income taxes:
Federal	10,505	2,925	14,410
State	325	(849)	2,683
	10,830	2,076	17,093
	$38,633	$33,332	$37,827

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2010	2009	2008
Tax at the statutory rate (35%)	$34,197	$29,363	$32,931
State income taxes, net of federal benefit	3,258	2,009	3,363
Nondeductible driver per diem	1,890	1,895	2,260
Other, net	(712)	65	(727)
	$38,633	$33,332	$37,827

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Short-term deferred tax assets:
Claims accrual	$4,662	$5,002
Other	3,127	2,727
Prepaid expenses deducted for tax purposes	(2,118)	(1,974)
Short-term deferred tax assets, net	$5,671	$5,755

Long-term deferred tax liabilities:
Property and equipment depreciation	$122,770	$112,876
Claims accrual	(3,884)	(4,741)
Long-term deferred liabilities, net	$118,886	$108,135

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

Unrecognized Tax Benefits:	2010	2009	2008
Beginning Balance	$195	$195	$195
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Lapse of statute of limitations	(195)	-	-
Settlements	-	-	-
Ending Balance	$-	$195	$195

Potential interest and penalties accruals and reversals related to unrecognized tax benefits were recognized as a component of income tax expense. With running of the statute of limitations, these accruals were no longer required at December 31, 2010.  Accrued interest as of December 31, 2010 and 2009 was $0 and $78,000, respectively. Accrued penalties were $0 and $49,000 as of December 31, 2010 and 2009, respectively.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2007 through 2010 tax years generally remain subject to examination by the federal authority, and the 2006 through 2010 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's purchase commitment in 2011 for revenue equipment, net of equipment trades, is approximately $129 million.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to scheduled production.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to invest $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. The carrying value of the Company’s investment in TRP was $2.1 million and $3.7 million at December 31, 2010 and 2009, respectively. The unfunded commitment to TRP has expired.

In the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2010, the Company has contributed approximately $3.0 million to TRP III, leaving an outstanding commitment of $12.0 million as of December 31, 2010.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases. Rental expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income. The Company also has communication equipment agreements under non-cancelable operating leases. The lease terms for the communication equipment will expire in 2012.

Periodically the Company leases certain revenue equipment under non-cancelable operating leases. Rental expense for these leases is reflected as an operating expense under "Lease expense - revenue equipment" on the Company's consolidated statements of income. The Company did not lease any revenue equipment in 2010 or 2009.

Rent expense under operating leases was approximately $2.3 million, $1.9 million, and $1.8 million for the year ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Year Ending December 31,	Amount (in thousands)
2011	$2,604
2012	1,287
2013	1,186
2014	1,267
2015	726
Total	$7,070

d.           Other

The Company is involved in certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions, and accrues for estimated self-insured claims liabilities as described in Note 6.  Based on present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on the Company’s financial position or results of operations.

The Company also is involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items.  Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of the litigation is likely to have a materially adverse effect on the Company’s financial position or results of operations.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

6.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $2.0 million per occurrence depending on the applicable policy year. For the policy year from February 1, 2007 to January 31, 2008, the Company was self-insured for personal injury and property damage liability, cargo liability, collision and comprehensive, with a SIR level of $1.5 million per occurrence, and was also responsible for an additional $1.5 million in "aggregate" losses for claims that exceed the $1.5 million SIR.  For the policy year from February 1, 2008 to January 31, 2009, the Company's SIR and its responsibility for the additional "aggregate" losses was reduced to $1.0 million.  For the policy year from February 1, 2009 to January 31, 2010, the Company's SIR was increased back to $1.5 million, with no responsibility for additional "aggregate" losses. For the policy year February 1, 2010 to January 31, 2011 the Company's SIR remained constant at $1.5 million with no responsibility for additional "aggregate" losses. For the policy year February 1, 2011 to January 31, 2012 the Company’s SIR is $2.0 million with no responsibility for additional "aggregate" losses. The Company also is self-insured for workers' compensation, with self-retention level of a maximum $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies provided for excess personal injury and property damage liability up to a total of $55.0 million per occurrence.

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self- retention amount for employee medical health was $225,000 per claimant for 2010 and will remain at this amount for 2011.

The Company’s claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company’s claims reserves at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Auto reserves	$12,648	$15,505
Workers’ compensation reserves	10,011	9,933
Employee medical reserves	1,352	1,281
Total reserves	$24,011	$26,719

Current portion	$13,843	$14,298
Long-term portion	$10,168	$12,421

A reconciliation of the beginning and ending amount of the Company’s claims reserves for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(In thousands)
Beginning Balance	$26,719	$30,475
Provisions recorded	41,245	38,006
Claims paid and direct expenses	(43,953)	(41,762)
Long-term portion	$24,011	$26,719

Provision recorded for the year ended December 31, 2010 are comprised of $25.1 million for insurance and claims expense, and $7.9 million for workers’ compensation expense~~,~~ and $8.2 million for medical expense, both of which are included in salaries, wages and benefits. Provisions recorded for the year ended December 31, 2009 are comprised of $22.1 million for insurance and claims expense, $8.1 million for workers’ compensation expense, and $7.8 million for medical expense.

7.           Related Party Transactions

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek's management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. Subsequent to the sale of Concentrek in 2005, the Company received $718,000, $225,000 and $188,000 from Concentrek as an earn-out in 2010, 2008 and 2007, respectively. No earn-out was received in 2009.

The Company has provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% stockholder. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. On April 29, 2010, the Company entered into an agreement with US West Agriculture Exporters, LLC to consolidate the business loan and interest into one single promissory note bearing interest at 5% per annum. The new agreement extends the repayment date to September 2012, with installments due quarterly. The loan balance and interest due from US West Agriculture Exporters, LLC at December 31, 2010, was approximately $3,038,000, compared to $3,944,000 at December 31, 2009. The related party notes and interest receivable have been reclassified from Notes Receivable and presented as a separate line in the consolidated balance sheet as of December 31, 2009 to conform to the current year presentation. The Company also provided transportation services to US West Agriculture Exporters, LLC. Total freight revenue for this entity was approximately $1,871,000 and $663,000 for the years ended December 31, 2010 and 2009, respectively. The receivables balance for transportation services provided to US West Agriculture Exporters, LLC was approximately $302,000 and $469,000 as of December 31, 2010 and 2009, respectively, which is included within the "Accounts receivables, net of allowance for doubtful accounts" line of our consolidated balance sheets. As of December 31, 2010, US West Agriculture Exporters LLC has discontinued operations.  The loan to US West Agriculture Exporters LLC is secured by guaranties of the members of US West Agriculture Exporters LLC.  We are currently working with US West Agriculture Exporters LLC regarding the repayment of the outstanding balance of the loan.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan and accrued interest.

8.           Shareholders' Equity

During 2010, 2009, and 2008, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.

	2010	2009	2008
Annual director fees paid through stock issuance	$112,489	$112,472	$134,966
Shares of Common stock issued	5,555	6,340	7,806

9.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  At December 31, 2010, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan (the "2003 Plan").  The Company's shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003 and approved the amendment and restatement of the 2003 Plan at the annual meeting of shareholders in May 2009.  All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, and stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions within the Code.  Vesting schedules for options are set by the Compensation Committee and the term of a stock option may not exceed ten years.  Stock options must be granted with exercise price equal to fair value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange.  Stock options are subject to a vesting schedule that is set by the Compensation Committee and the schedule generally ranges from three to eight years. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. The exercise price of stock options granted may not be modified without shareholder approval. The 2003 Plan originally reserved 1.5 million shares for the grant of options, as adjusted for stock splits.  In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6.0 million shares, as adjusted for stock splits.  In 2008, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 9.0 million shares, of which 200,000 shares have been reserved for issuance to outside directors. In 2009, the Board of Directors and shareholders approved an amendment and restatement of the 2003 Plan to provide, among other things, additional terms and administrative procedures applicable to restricted stock grants and to authorize the issuance of stock appreciation rights.  The 2003 Plan will terminate on February 5, 2013.

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

Stock-based compensation charges were approximately $6.7 million, $3.3 million, and $3.4 million for the years ended December 31, 2010, 2009, and 2008, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company received $4.2 million, $2.6 million, and $2.4 million in cash from the exercise of stock options during the years ended December 31, 2010, 2009 and 2008, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2010, was approximately $0.5 million, compared to $0.4 million for the same period in 2009. The actual tax benefit realized in 2010 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to ASC 718-10 prior period amounts have not been restated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2010	2009	2008
Dividend yield (1)	1.21%	1.20%	0.84%
Expected volatility (2)	34.60%	38.11%	37.80%
Risk-free interest rate (3)	2.10%	2.01%	3.10%
Expected terms (4)	4.92 years	5.17 years	5.59 years
Weighted average fair value of options granted	$5.58	$4.37	$5.53

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data for the most recent rolling seven years to estimate expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on historical experience for the most recent rolling seven years.

As of December 31, 2010, there was $8.0 million of unrecognized compensation cost related to unvested stock option compensation awards granted under the 2003 Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.4 years, and a total period of seven years.

A summary of the award activity for the years ended December 31, 2010, 2009, and 2008 is presented below:

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,383,643	$15.05	4,993,691	$14.69	4,182,780	$14.06
Granted	241,200	$18.85	12,500	$13.31	1,390,902	$15.64
Exercised	(386,137)	$10.86	(301,697)	$8.50	(268,211)	$8.80
Forfeited and Expired	(94,230)	$15.94	(320,851)	$15.12	(311,780)	$15.49

Outstanding at end of year	4,144,476	$15.68	4,383,643	$15.05	4,993,691	$14.69

Vested and exercisable at end of year	2,052,545	$14.87	1,982,595	$13.97	1,860,183	$12.85

Weighted average fair value of options granted during the period		$5.58		$4.37		$5.53

As of December 31, 2010, the number of options that were currently vested and expected to become vested was 4,114,350. These options have a weighted-average exercise price of $15.64, a weighted-average contractual remaining term of 5.54 years, and an aggregate intrinsic value of $13.9 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2010:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$2.11 - 4.21	-	-	-	-	-
$4.22 - 8.42	56,637	0.71	$4.89	56,637	$4.89
$8.43 - 10.52	101,129	1.61	$8.79	97,889	$8.74
$10.53 - 12.63	451,074	3.13	$11.30	380,087	$11.45
$12.64 - 14.73	258,670	4.48	$14.43	116,955	$14.48
$14.74 - 16.84	1,624,864	5.74	$15.27	858,223	$15.67
$16.85 - 18.94	1,615,602	6.67	$18.15	524,504	$18.18
$18.95 - 21.05	36,500	5.87	$19.99	18,250	$20.00
Overall Total	4,144,476	5.57	$15.65	2,052,545	$14.87

The total intrinsic value of options exercised during the twelve-month period was $3.6 million, $2.6 million, and $2.5 million in 2010, 2009, and 2008, respectively. Based on the market price as of December 31, 2010, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $13.9 million, and the total intrinsic value of options exercisable as of December 31, 2010, is approximately $8.5 million.  The weighted average remaining contracted life as of December 31, 2010 for vested and exercisable options is 5.09 years.

In 2009, the Company issued 1,409,500 restricted stock units (RSUs) under the amended 2003 Plan to its employees. This is a service based award that will vest gradually over a 13 year period, beginning January 31, 2011. The market value of the shares granted were based on the market closing price on grant date, which ranges from $16.04 to $17.01 for the RSUs granted in 2009.  In 2010, the Company issued 15,560 RSUs with market value of $19.28 per share based on closing market price on the date of issuance. Stock compensation expense for these RSUs are being amortized using the straight-line method over the vesting period. As of December 31, 2010, the Company had approximately $20.1 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 6.54 years.

The following tables summarize the Company's restricted stock award activity for the fiscal year ended December 31, 2010:

	2010		2009
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	1,409,500	$16.08	-	-
Granted	15,560	$19.28	1,409,500	$16.08
Vested	(30,000)	$16.04	-	-
Forfeited and Expired	(30,500)	$16.32	-	-

Outstanding (unvested) at end of year	1,364,560	$16.11	1,409,500	$16.08

Under the Company’s amended 2003 Plan, equity awards become fully vested upon the death or disability of the employee. One senior officer of the Company passed away in 2010, resulting in the vesting of 30,000 shares of restricted stock units in 2010 under the plan. During the fourth quarter of 2010, the Company recognized a $2.5 million pre-tax  ($2.0 million after-tax) stock compensation charge for the accelerated vesting of such restricted stock units and for an adjustment to the straight-line expense recognition of share-based payment awards as prescribed in ASC 718.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2010, 2009, and 2008, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately $298,000, $325,000, and $381,000 in 2010, 2009, and 2008, respectively. The Company increased the mandatory matching contribution from $625 to $850 annually per employee on January 1, 2006.

10.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2010 and 2009 (amount in thousands, except per share data):

	2010
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$140,316	$155,290	$162,066	$157,982
Income from operations	$18,580	$25,996	$27,184	$23,455
Net income attributable to Knight	$12,344	$15,836	$16,651	$14,241
Earnings per common share:
Basic	$0.15	$0.19	$0.20	$0.17
Diluted	$0.15	$0.19	$0.20	$0.17

	2009
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$133,129	$144,261	$150,190	$143,916
Income from operations	$19,449	$20,786	$20,734	$21,028
Net income	$11,744	$12,567	$13,108	$13,144
Earnings per common share:
Basic	$0.14	$0.15	$0.16	$0.16
Diluted	$0.14	$0.15	$0.16	$0.16

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

We have not purchased any shares since the first quarter of 2009. As of December 31, 2010, there were 2,020,956 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

12.           Comprehensive Income

The components of comprehensive income for the periods noted were as follows:

	Amount in Thousands For the Year ended December 31
	2010	2009	2008

Net income attributable to Knight Transportation	$59,072	$50,563	$56,261
Other comprehensive income: Net unrealized gains from available-for-sale securities	7	-	-
Total comprehensive income	$59,079	$50,563	$56,261

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at Beginning of Period	Expense Recorded	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2010	$3,204	$932	$(1,781)	$2,355
Year ended December 31, 2009	$4,317	$1,919	$(3,032)	$3,204
Year ended December 31, 2008	$2,429	$3,403	$(1,515)	$4,317

Allowance for doubtful notes receivable:
Year ended December 31, 2010	$298	$621	$(439)	$480
Year ended December 31, 2009	$93	$914	$(709)	$298
Year ended December 31, 2008	$79	$177	$(163)	$93

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 15, 2010 and filed on March 17, 2010.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
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

10.5.2
Second Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated March 30, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2007.)

10.5.3
Third Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 16, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.5.4
Fourth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 20, 2010. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.