Form 10-Q
period 2011-03-31
KNIGHT TRANSPORTATION INC
filed 2011-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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
☐ Yes           ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2011 was 83,450,590 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of March 31, 2011 and December 31, 2010 (in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$12,778	$28,013
Short-term investments held for trading	58,757	24,379
Accounts receivable, net of allowance for doubtful accounts	83,344	78,479
Notes receivable, net of allowance for doubtful accounts	1,535	1,391
Related party notes and interest receivable	3,088	3,038
Prepaid expenses	9,832	8,514
Assets held for sale	2,534	4,132
Other current assets	5,378	4,717
Income tax receivable	6,458	6,914
Current deferred tax asset	4,493	5,671
Total current assets	188,197	165,248

Property and Equipment:
Revenue equipment	580,291	584,237
Land and land improvements	32,004	31,906
Buildings and improvements	78,872	77,949
Furniture and fixtures	8,591	8,112
Shop and service equipment	6,713	6,511
Leasehold improvements	2,628	2,512
Gross Property and Equipment	709,099	711,227
Less: accumulated depreciation and amortization	(239,755)	(227,518)
Property and equipment, net	469,344	483,709
Notes receivable – long-term	4,380	4,246
Goodwill	10,309	10,313
Intangible assets, net	36	52
Other long-term assets and restricted cash	14,142	13,419
Total assets	$686,408	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of March 31, 2011 and December 31, 2010 (in thousands, except par values)

	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,835	$7,571
Accrued payroll and purchased transportation	8,306	6,547
Accrued liabilities	10,496	11,075
Claims accrual – current portion	12,472	13,843
Dividend payable	1,385	1,433
Total current liabilities	40,494	40,469

Long-term Liabilities:
Claims accrual – long-term portion	9,114	10,168
Deferred tax liabilities	122,322	118,886
Total long-term liabilities	131,436	129,054

Total liabilities	171,930	169,523

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 83,836 and 83,693 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	838	837
Additional paid-in capital	128,975	126,975
Accumulated other comprehensive income	260	7
Retained earnings	384,475	379,714
Total Knight Transportation shareholders' equity	514,548	507,533
Noncontrolling interest	(70)	(69)
Total shareholders' equity	514,478	507,464

Total liabilities and shareholders' equity	$686,408	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUE:
Revenue, before fuel surcharge	$150,499	$140,316
Fuel surcharge	35,974	25,375
Total revenue	186,473	165,691
OPERATING EXPENSES:
Salaries, wages and benefits	50,936	47,783
Fuel expense	49,699	40,235
Operations and maintenance	11,728	11,048
Insurance and claims	6,221	5,759
Operating taxes and licenses	3,711	3,051
Communications	1,325	1,326
Depreciation and amortization	18,474	17,965
Purchased transportation	25,439	16,786
Miscellaneous operating expenses	2,992	3,158
Total operating expenses	170,525	147,111

Income from operations	15,948	18,580

Interest income	345	434
Other income	8	817
Income before income taxes	16,301	19,831

Income taxes	6,445	7,487
Net income	9,856	12,344

Net loss attributable to noncontrolling interest	-	-
Net income attributable to Knight Transportation	$9,856	$12,344

Earnings per common share and common share equivalent:
Basic	$0.12	$0.15
Diluted	$0.12	$0.15

Weighted average number of common shares and common share equivalents outstanding:
Basic	83,770	83,354
Diluted	84,503	84,117

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:

Net income	$9,856	$12,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,474	17,965
Gain on sale of equipment	(1,082)	(584)
Earn-out on sold investment	-	(718)
Gain from insurance claim settlement	-	(100)
Gain from TRP I earnout	(13)	-
Loss from investment in Transportation Resource Partners III	6	-
Provision for doubtful accounts and notes receivable	71	463
Excess tax benefits related to stock-based compensation	(171)	(221)
Stock-based compensation expense	1,076	983
Deferred income taxes	4,459	(3,646)
Changes in operating assets and liabilities:
Increase in short-term investments held for trading	(34,378)	(36,806)
Increase in trade receivables	(4,841)	(1,808)
Increase in related party interest receivable	(49)	(20)
Increase in other current assets	(661)	(119)
Increase in prepaid expenses	(1,318)	(930)
Decrease in income tax receivable	456	-
(Increase) decrease in other assets	(15)	6
Increase in accounts payable	340	787
(Decrease) increase in accrued liabilities and claims accrual	(1,033)	7,781

Net cash used in operating activities	(8,823)	(4,623)

Cash Flow From Investing Activities:

Purchase of property and equipment	(9,821)	(21,200)
Proceeds from sales of equipment	7,063	7,988
Cash collection from notes receivable	1,210	990
Cash issued for notes receivable	(316)	(201)
Cash proceeds from related party notes receivable	-	(163)
Increase in restricted cash	(14)	(5)
Cash received from TRP I earnout	13	-
Investments in Transportation Resource Partners I & III	(288)	(159)

Net cash used in investing activities	(2,153)	(12,750)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flow From Financing Activities:
Dividends paid	$(5,144)	$(4,170)
Excess tax benefits related to stock-based compensation	171	221
Proceeds from exercise of stock options	714	1,618
Net cash used in financing activities	(4,259)	(2,331)

Net decrease in cash and cash equivalents	(15,235)	(19,704)
Cash and cash equivalents, beginning of period	28,013	30,812

Cash and cash equivalents, end of period	$12,778	$11,108

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired with accounts payable	$346	$272
Transfer from property and equipment to assets held for sale	$1,355	$4,397
Financing provided to independent contractors for equipment sold	$1,234	$758
Dividend accrued for restricted stock units	$66	$70
Cash Flow Information:
Income taxes paid	$1,313	$5,157

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.    Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended March 31,
	(in thousands)
	2011	2010
Stock compensation expense for options, net of forfeitures	$700	$770
Stock compensation expense for restricted stock units, net of forfeitures	376	213
Combined stock compensation expense	1,076	983
Income tax	(426)	(371)
Net stock compensation expense after tax	$650	$612

We received approximately $0.7 million in cash from the exercise of stock options during the three months ended March 31, 2011, compared to $1.6 million for the same period in 2010.

As of March 31, 2011, we have approximately $7.0 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.4 years and a total period of 6.4 years.  We also have approximately $17.5 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 6.4 years and a total period of 11.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

•	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
•	Expected volatility – we analyzed the volatility of our stock using historical data for the past 7 years through the end of the most recent period to estimate the expected volatility.
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

A summary of the option award activity under the 2003 Plan as of March 31, 2011, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2010	4,144,476	$15.65
Granted	-	-
Exercised	(58,249)	12.24
Forfeited	(14,145)	16.64
Outstanding as of March 31, 2011	4,072,082	$15.69

A summary of the restricted stock unit award activity under the 2003 Plan as of March 31, 2011, and changes during the three-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	1,364,560	$16.11
Granted	-	-
Vested	(81,513)	16.11
Forfeited	(9,760)	16.34
Outstanding as of March 31, 2011	1,273,287	$16.11

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.    Earnings Per Share (in thousands, except per share data)

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding – basic	83,770	83,354
Dilutive effect of stock options and unvested restricted stock units	733	763
Weighted average common shares outstanding – diluted	84,503	84,117

Net income attributable to Knight Transportation	$9,856	$12,344
Earnings per common share
Basic	$0.12	$0.15
Diluted	$0.12	$0.15

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended March 31,
	2011	2010
Number of anti-dilutive shares	1,472,308	32,000

Note 4.    Segment Information

We have two reportable segments comprised of an asset-based segment and a non-asset-based segment. Our asset-based segment includes our dry van, temperature-controlled, and drayage operations, which are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities to a similar class of customers. As a result, we have determined that it is appropriate to aggregate these operating segments into one reportable segment consistent with the guidance in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting. Our non-asset-based segment consists of our brokerage operations, which we have determined qualifies as a reportable segment under ASC 280-10 Segment Reporting. However, because its results of operations are not material to our consolidated financial statements as a whole, we have not presented separate financial information for this segment. For the three months ended March 31, 2011, our brokerage segment, including intercompany transactions and fuel surcharge, accounted for 6.8% of our consolidated revenue, 3.9% of our consolidated net income attributable to Knight, and 1.8% of our consolidated assets.

Brokerage revenue, including intercompany transactions and fuel surcharge, for the three-month period ended March 31, 2011 was $12.8 million compared to $8.7 million for the same period a year ago. Net income for our brokerage operations was approximately $0.4 million and $0.3 million, respectively, for the three-month periods ended March 31, 2011 and 2010. Brokerage assets at March 31, 2011 were $12.0 million, compared to $10.4 million as of December 31, 2010.

Note 5.    Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity.

Note 6.    Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention for auto liability ranges from $1.0 million to $2.0 million per occurrence depending the applicable policy year. Our self-insurance retention for workers’ compensation claims is $500,000 per occurrence.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us.

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

Note 7.    Dividends

On February 8, 2011, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on March 4, 2011, and was paid on March 25, 2011. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2011 were:

Goodwill:	In Thousands
Balance at December 31, 2010	$10,313
Amortization relating to deferred tax assets	(4)
Balance at March 31, 2011	$10,309

Intangible Assets:	In Thousands
Balance at December 31, 2010	$52
Amortization	(16)
Balance at March 31, 2011	$36

Intangible assets are being amortized on a straight-line method over a five-year period.  Annual amortization expense is expected to be $52,000 for fiscal year 2011.

Note 9.    Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At March 31, 2011, the carrying book balance of our investment in TRP was $2.2 million, and our ownership interest was approximately 2.0%. This balance is included in "Other long-term assets and restricted cash" of our consolidated balance sheet.

In the fourth quarter of 2009, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. Since its inception, we have contributed approximately $3.1 million to TRP III, leaving an outstanding commitment of $11.9 million as of March 31, 2011. Our investment in TRP III is accounted for using the equity method. At March 31, 2011, our investment balance in TRP III was $2.8 million, and our ownership interest was approximately 6.1%. This balance is included in “Other long-term assets and restricted cash” of our consolidated balance sheet.

Note 10.    Marketable Equity Securities

In 2010, we invested approximately $4.9 million of marketable equity securities that are classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net income. As of March 31, 2011, our available-for-sale equity investment included in “Other long-term assets and restricted cash” was approximately $5.3 million, including unrealized gains of $420,000 for the period.

Note 11.   Comprehensive Income

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income attributable to Knight Transportation	$9,856	$12,344
Other comprehensive income:
Net unrealized gains from available-for-sale securities	260	-
Total comprehensive income	$10,116	$12,344

Note 12.    Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as “assets held for sale” on the balance sheet.  Assets held for sale at March 31, 2011 totaled $2.5 million, compared to $4.1 million as of December 31, 2010. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We file U.S. and state income tax returns with varying statutes of limitations.  The 2007 through 2010 tax years generally remain subject to examination by federal authority, and the 2006 through 2010 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at March 31, 2011.

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

We have not purchased any shares since the first quarter of 2009. As of March 31, 2011, there were 2,050,956 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 15.    Fair Value Measurements

Our assets and liabilities measured at fair value are based on principles set forth in ASC 820-10 Fair Value Measurements and Disclosure for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2011 and December 31, 2010.

			Level One		Level Two		Level Three
	Balance at March 31, 2011	Balance at December 31, 2010	Balance at March 31, 2011	Balance at December 31, 2010	Balance at March 31, 2011	Balance at December 31, 2010	Balance at March 31, 2011	Balance at December 31, 2010
	(in thousands)
Assets:
Money market funds	$9,767	$22,856	$9,767	$22,856	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$58,758	$24,379	-	-	$58,758	$24,379	-	-
Available-for-sale Securities:
Equity securities - common shares	$5,331	$4,923	$5,331	$4,923	-	-	-	-
Restricted cash and investments:
Money market funds and debt securities –municipal securities	$2,893	$2,879	$828	$811	$2,065	$2,068	-	-

Note 16.    Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%, over periods generally ranging from six months to four years. We had 213 and 210 loans outstanding from independent contractors and third parties as of March 31, 2011 and December 31, 2010, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Notes receivable from independent contractors	$2,805	$2,391
Notes receivable from third parties	3,473	3,598
Net investment in sales-type leases	108	128
Gross notes receivable	6,386	6,117
Allowance for doubtful notes receivable	(471)	(480)
Total notes receivable net of allowance	5,915	5,637

Current portion (net of allowance)	1,535	1,391
Long-term portion	$4,380	$4,246

The following lists the components of the net investment in sales-type leases as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Total minimum lease payments to be received	$118	$140
Less: unearned income	(10)	(12)
Net investment in sales-type leases	$108	$128

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

Note 17.    Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. On April 29, 2010, we entered into an agreement with US West Agriculture Exporters, LLC to consolidate the business loan and interest into one single promissory note bearing interest at 5% per annum. The loan balance including interest due from US West Agriculture Exporters, LLC at March 31, 2011 was $3,088,000, compared to $3,038,000 at December 31, 2010. The principal loan and interest balance is recorded in the “Related party notes and interest receivable” line of our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. The receivables balance for transportation services provided to US West Agriculture Exporters, LLC was approximately $168,000 as of March 31, 2011, which is included within the "Accounts receivables, net of allowance for doubtful accounts" line of our consolidated balance sheets.

US West Agriculture Exporters LLC has discontinued operations as of December 31, 2010.  The loan to US West Agriculture Exporters LLC is secured by guaranties of the members of US West Agriculture Exporters LLC.  We are currently working with US West Agriculture Exporters LLC regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of US West Agriculture Exporters LLC.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

Note 18.    Recent Accounting Pronouncements

On December 17, 2010, the FASB issued ASU 2010-28, which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that a goodwill impairment exists (confirming this aspect of the consensus-for-exposure). If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The Company adopted this guidance effective January 1, 2011, and it had no impact on the consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU became effective at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period became effective for the Company for the first time January 1, 2011. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. These disclosures did not have a material impact on the consolidated financial statements.

On January 21, 2010, FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The partial adoption of this ASU has no material impact on fair value measurement disclosures as of December 31, 2010. As this guidance requires only additional disclosure, there was no impact on the consolidated financial statements of the Company upon full adoption on January 1, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2010, along with any supplements in Part II below.

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

In 2004, we took the first major step towards our strategy of providing truckload shippers with a diversified range of truckload service offerings with the creation of Knight Refrigerated, LLC.  In 2005, we created Knight Brokerage, LLC, which has developed partnerships with thousands of carriers wherein they provide their third-party owned assets for truckload services to our customers.  In 2008, we further enhanced our services by creating Knight Port Services, LLC (formerly known as Knight Intermodal, LLC), which provides environmentally-friendly coastal drayage services with 2007 and 2010 U.S. EPA compliant engines. Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this strategic diversified customer offering positions us for growth with existing and new truckload shipping customers. As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial operating criteria.

The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers, and our ability to control our costs. The results of our brokerage activities were insignificant for the first quarter of 2011 and, therefore, a detailed discussion of the financial results of these operations will not be separately presented.

Outlook

In 2010 we returned to double-digit revenue and earnings growth as the economy improved. Revenue continued to improve in the first quarter of 2011, but profitability was negatively affected by rising fuel costs, softer demand in the West, and severe weather conditions resulting in decreased productivity.

While freight volumes over the last three quarters, including the first quarter of 2011, have been measurably below the demand experienced in the second quarter of 2010, we are beginning to experience strengthening demand and improved productivity as we move into the second quarter of this year. Demand for our services improved in the East during mid-February and has continued to improve.  Demand for our services in the West started to improve toward the end of March.  We expect for these trends to continue throughout the second quarter as supply and demand trends continue to improve.

Our goal is to be an industry leader in growth and profitability while generating a double-digit return on invested capital. We expect that we will grow our revenue before fuel surcharge over the remaining three quarters of this year by a double-digit average as we see demand building for each of our services.  We expect this revenue growth to be driven by rate increases, productivity improvement, and additional capacity provided to our customers.

Despite the difficult trucking environment in recent years we have maintained our dry van fleet and have deployed additional assets into our refrigerated and port services businesses.  Going forward, we expect industry capacity to remain tight.  Barriers to entry continue to grow with the rise in commodity and equipment prices, the growing complexity of technology, increased regulation, and the difficulties in obtaining financing.  In this environment we believe that we are well-positioned to capitalize on strategic opportunities to grow each of our businesses.

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

Since our inception an important element of our operating model has been an extreme focus on our cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended March 31, 2011 in comparison to the same period in 2010 are:

•	Revenue, before fuel surcharge, increased 7.3%, to $150.5 million from $140.3 million;

•	Net income attributable to Knight decreased 20.2%, to $9.9 million from $12.3 million; and

•	Net income attributable to Knight per diluted share decreased 20.5%, to $0.12 per share from $0.15 per share.

The first quarter of 2011 was negatively affected by several factors.  Most notably was the dramatic increase for the cost of diesel fuel, our single biggest expense.  In addition, we experienced a 3% shortfall in miles per truck this quarter compared to the same quarter of last year as a result of softer than typical freight demand in the West, recently adopted electronic on-board recorders (EOBR), and severe weather across the country.  Fuel negatively impacted the quarter by $0.02 per share and the 3% reduction in miles per truck negatively impacted the quarter by $0.01 per share, compared with the first quarter of 2010.

In the first quarter of 2011, average revenue per tractor remained relatively constant, average revenue per total mile increased 3.5%, and average revenue per loaded mile increased 2.9% when compared to the first quarter of last year.  Non-paid empty miles improved 4.6%, from 10.9% last year to 10.4% in the current quarter.  The average length of haul increased slightly to 467 miles from 464 miles in the same quarter of last year.

Our average fleet size increased 3.2% this quarter, to 3,880 tractors for the quarter ended March 31, 2011, compared to 3,759 tractors for the same period a year ago. We ended the quarter with 3,878 tractors as of March 31, 2011, compared to 3,765 tractors a year ago. The net increase of 113 tractors is comprised of 129 additional tractors operated by independent contractors and a reduction of 16 company tractors. The number of tractors operated by independent contractors increased 38.5% from a year ago, and now represents 12.0% of our total fleet.

Our consolidated operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 89.4% for the quarter ended March 31, 2011, compared to 86.8% for the same period a year ago.

Our capital expenditures net of equipment sales was $2.8 million for the quarter.  At March 31, 2011, our balance sheet remained debt free, our cash and cash equivalents and short term investments totaled $71.5 million, and our shareholders' equity was $514.5 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month periods ended March 31, 2011 and 2010, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended March 31,			(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended March 31,
	2011	2010		2011	2010

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	27.3	28.8	Salaries, wages and benefits	33.8	34.1
Fuel	26.7	24.3	Fuel	9.1	10.6
Operations and maintenance	6.3	6.7	Operations and maintenance	7.8	7.9
Insurance and claims	3.3	3.5	Insurance and claims	4.1	4.1
Operating taxes and licenses	2.0	1.8	Operating taxes and licenses	2.5	2.2
Communications	0.7	0.8	Communications	0.9	0.9
Depreciation and amortization	9.9	10.8	Depreciation and amortization	12.3	12.8
Purchased transportation	13.6	10.1	Purchased transportation	16.9	12.0
Miscellaneous operating expenses	1.6	2.0	Miscellaneous operating expenses	2.0	2.2
Total operating expenses	91.4	88.8	Total operating expenses	89.4	86.8
Income from operations	8.6	11.2	Income from operations	10.6	13.2
Net interest and other income	0.2	0.8	Net interest and other income	0.2	0.9
Income before income taxes	8.8	12.0	Income before income taxes	10.8	14.1
Income taxes	3.5	4.5	Income taxes	4.3	5.3
Net Income	5.3	7.5	Net Income	6.5	8.8
Net loss attributable to noncontrolling interest	-	-	Net loss attributable to noncontrolling interest	-	-
Net Income attributable to Knight Transportation	5.3%	7.5%	Net Income attributable to Knight Transportation	6.5%	8.8%

*	There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2011 and March 31, 2010 is set forth below.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010.

Total revenue for the three months ended March 31, 2011 increased 12.5% to $186.5 million from $165.7 million for the same period in 2010. Total revenue included $36.0 million of fuel surcharge revenue in the 2011 period, compared to $25.4 million in the 2010 period.

Revenue, before fuel surcharge, increased 7.3% to $150.5 million for the three months ended March 31, 2011, from $140.3 million for the same period in 2010. Our revenue growth in the first quarter was attributed to a 3.5% improvement in average revenue per total mile, adding 121 additional average tractors to the fleet compared to the first quarter last year, and 68.6% growth in our brokerage and rail intermodal revenues.  Our average length of haul increased 0.6% compared to a year ago, while the number of non-revenue-generating miles involving empty trucks fell to 10.4% from 10.9% a year ago but was offset by a 3% decrease in miles per truck.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.8% for the three months ended March 31, 2011, compared to 34.1% for the same period in 2010.  The decrease as a percentage of revenue is primarily due to the combination of higher revenue and a decrease in the percentage of our company fleet being operated by company drivers, as opposed to independent contractors. While salary, wages and benefits decreased as percentage of revenue, we experienced an increase in this expense resulting from the rising costs associated with healthcare benefits and an increase in headcount due to the development of our businesses. At March 31, 2011, 88.0% of our fleet was operated by company drivers, compared to 91.1% at March 31, 2010. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 9.1% for the three months ended March 31, 2011, from 10.6% for the same period in 2010. This decrease as a percentage of revenue before surcharge related primarily to an increase in the percentage of miles driven by independent contractors, who pay for their own fuel. However, on a per company-truck mile basis, our fuel expense increased significantly, which negatively impacted net earnings by approximately $0.02 per share in the first quarter. The U.S. National Average Diesel Fuel price per gallon (the "National Average") for the first quarter increased 27% to $3.63 from $2.85 for the same period in 2010.  Additionally, in March the West Coast Average Diesel Fuel price per gallon (the "West Coast Average") was almost $0.20 higher than the National Average, which increased our fuel exposure in the West.   The sharp increases have continued into the second quarter as the National Average was $4.11 and the West Coast Average was $4.32 on April 18, 2011.  Our fuel surcharge recovery applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. In periods of significantly rising fuel prices, typical fuel surcharge programs are inadequate.  We continue to work with customers to adjust fuel surcharges or make modifications to the base rate to account for the increased fuel prices.  We continue to update our fleet with more fuel efficient 2010 U.S. EPA emission engines and to install aerodynamic devices on our tractors and trailers that lead to meaningful fuel efficiency improvements.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, decreased slightly to 7.8% for the three-month period ended March 31, 2011, compared to 7.9% for the same period a year ago. The small decrease is due to higher revenue and an increase in the percentage of our fleet being operated by independent contractors, who pay for the maintenance of their own vehicles.

For both quarters ending March 31, 2011 and 2010, insurance and claims expense as a percentage of revenue, before fuel surcharge, remained constant at 4.1%.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased to 2.5% for the three-month period ended March 31, 2011, compared to 2.2% for the same period in 2010. The increase is due to the inclusion of certain refunds in the 2010 expense that were received during 2010.

Communications expense as a percentage of revenue, before fuel surcharge, remained constant at 0.9% for the three-month periods ended March 31, 2011 and 2010.

For the quarter ended March 31, 2011, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 12.3% compared to 12.8% for the same quarter in 2010. The decrease is due to an increase in the percentage of our fleet being operated by independent contractors, who own their own vehicles.  As of March 31, 2011, 12.0% of our fleet was operated by independent contractors, compared to 8.9% a year ago.  The decrease was partially offset by higher equipment prices for EPA compliant engines.  Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to inflate.

Purchased transportation represents the amount that independent contractors, as well as contracted carriers for our brokerage division, are paid to haul freight for us on a mutually agreed upon per-mile or per-shipment basis. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 16.9% for the three months ended March 31, 2011, from 12.0% for the same period in 2010. The increases in this category are due to the combination of a 35.4% increase in the miles operated by independent contractors, as opposed to company drivers, rising cost per mile paid to independent contractors due to a 27.2% increase in the National Average price per gallon, and the substantially improved demand for our brokerage services in the current year, resulting in a 43.9% increase in brokerage purchased transportation.

For the quarter ended March 31, 2011, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 2.0% compared to 2.2% for the same quarter in 2010. The decreases are primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses, along with an increase in our gain from the sale of used equipment. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from sale of equipment increased to $1.1 million in the first quarter of 2011, compared to $583,800 for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 89.4% for the three months ended March 31, 2011, compared to 86.8% for the same period in 2010.

Net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.2% for the three months ended March 31, 2011, compared to 0.9% for the same period in 2010.  Other income for the prior year included a $718,000 earn-out from our investment in Concentrek.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have increased to 39.5% for the three months ended March 31, 2011, compared to 37.8% for the same period a year ago. The lower tax rates for the prior year was attributed to certain federal tax credits associated with solar panel installations.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 6.5% for the three months ended March 31, 2011, compared to 8.8% for the same period in 2010.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2011, compared to a $4.6 million used during the same period in 2010. Significant portions of our cash were used to purchase short-term investments in 2011 and 2010. Excluding the increase in our short-term investments, our net cash provided by operating activities would have been $25.6 million and $32.2 million for the three months ended March 31, 2011 and 2010, respectively.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2011, compared to $12.8 million for the same period in 2010. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, decreased to $2.8 million for the three months ended March 31, 2011, compared to $13.2 million for the same period in 2010. We estimate net capital expenditures to be in the range of $110 million for the year as we continue to refresh our fleet and add additional capacity.

Net cash used in financing activities was $4.3 million for the three months ended March 31, 2011, compared to $2.3 million for the same period in 2010.  We did not acquire any treasury stock in the three months ended March 31, 2011 or 2010. We increased our quarterly cash dividend from $0.05 per share to $0.06 per share in the second quarter of 2010. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At March 30, 2011, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $28.6 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at March 31, 2011.

As of March 31, 2011, our cash, cash equivalents, and short-term investments totaled $71.5 million, an increase of $19.1 million from the fourth quarter of 2010.  Our balance sheet continued to be debt-free with $514.5 million of shareholders’ equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of March 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

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

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices. We do not enter into derivatives for speculative purposes, or for which there are no underlying related exposures. Because our operations are mostly confined to the United States, we are not subject to a material amount of foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at March 31, 2011, and therefore had no interest rate risk related to debt.

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., money market funds, and equity securities (e.g., common stock).  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of March 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2010, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first quarter of 2011. See Note 14 for additional information with respect to our share repurchase programs.

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

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2011	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 10, 2011	By:	/s/ David A. Jackson
David A. Jackson
President and Chief Financial Officer, in his capacity as such and on behalf of the registrant