Form 10-Q
period 2011-06-30
KNIGHT TRANSPORTATION INC
filed 2011-08-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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
 ☐ Yes          ☒   No

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
 ☐ Yes            ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 31, 2011 was 80,455,786 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                     Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of June 30, 2011 and December 31, 2010 (in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$15,672	$28,013
Short-term investments held for trading	-	24,379
Accounts receivable, net of allowance for doubtful accounts	95,408	78,479
Notes receivable, net of allowance for doubtful accounts	1,345	1,391
Related party notes and interest receivable	3,037	3,038
Prepaid expenses	8,627	8,514
Assets held for sale	3,217	4,132
Other current assets	7,464	4,717
Income tax receivable	-	6,914
Current deferred tax asset	4,434	5,671
Total current assets	139,204	165,248

Property and Equipment:
Revenue equipment	599,148	584,237
Land and land improvements	33,942	31,906
Buildings and improvements	79,625	77,949
Furniture and fixtures	10,515	8,112
Shop and service equipment	6,870	6,511
Leasehold improvements	2,722	2,512
Gross Property and Equipment	732,822	711,227
Less: accumulated depreciation and amortization	(245,439)	(227,518)
Property and equipment, net	487,383	483,709
Notes receivable – long-term	4,126	4,246
Goodwill	10,304	10,313
Intangible assets, net	21	52
Other long-term assets and restricted cash	13,772	13,419
Total assets	$654,810	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of June 30, 2011 and December 31, 2010 (in thousands, except share data)

	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,424	$7,571
Accrued payroll and purchased transportation	10,212	6,547
Accrued liabilities	14,604	11,075
Claims accrual – current portion	13,614	13,843
Dividend payable – current portion	73	1,433
Total current liabilities	52,927	40,469

Long-term Liabilities:
Claims accrual – long-term portion	10,189	10,168
Dividend payable – long-term portion	1,383	-
Deferred tax liabilities	123,113	118,886
Total long-term liabilities	134,685	129,054

Total liabilities	187,612	169,523

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,448 and 83,693 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	804	837
Additional paid-in capital	130,498	126,975
Accumulated other comprehensive income	(361)	7
Retained earnings	336,209	379,714
Total Knight Transportation shareholders' equity	467,150	507,533
Noncontrolling interest	48	(69)
Total shareholders' equity	467,198	507,464

Total liabilities and shareholders' equity	$654,810	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Revenue, before fuel surcharge	$182,350	$155,290	$332,850	$295,605
Fuel surcharge	46,133	30,118	82,107	55,493
Total revenue	228,483	185,408	414,957	351,098
OPERATING EXPENSES:
Salaries, wages and benefits	55,856	52,381	106,791	100,164
Fuel expense	60,079	43,975	109,778	84,210
Operations and maintenance	14,859	11,554	26,588	22,601
Insurance and claims	8,794	6,582	15,015	12,341
Operating taxes and licenses	3,893	3,567	7,605	6,618
Communications	1,396	1,386	2,721	2,712
Depreciation and amortization	18,351	17,965	36,825	35,931
Purchased transportation	34,801	19,018	60,240	35,804
Miscellaneous operating expenses	3,320	2,984	6,313	6,142
Total operating expenses	201,349	159,412	371,876	306,523

Income from operations	27,134	25,996	43,081	44,575

Interest income	462	504	807	939
Other income/(expense)	-	(154)	8	663
Income before income taxes	27,596	26,346	43,896	46,177

Income taxes	11,120	10,538	17,565	18,025
Net income	16,476	15,808	26,331	28,152

Net (income)/loss attributable to noncontrolling interest	(118)	28	(117)	28
Net income attributable to Knight Transportation	$16,358	$15,836	$26,214	$28,180

Earnings per common share and common share equivalent:
Basic	$0.20	$0.19	$0.31	$0.34
Diluted	$0.20	$0.19	$0.31	$0.33

Weighted average number of common shares and common share equivalents outstanding:
Basic	82,785	83,499	83,275	83,427
Diluted	83,307	84,418	83,882	84,272

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:

Net income	$26,331	$28,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,825	35,931
Gain on sale of equipment	(2,610)	(1,807)
Earnout on sold investment	-	(718)
Gain from insurance claim settlement	-	(100)
Gain from TRP I earnout	(13)	-
Loss from investment in Transportation Resource Partners III	6	151
Non-cash compensation expense for issuance of stock to certain members of board of directors	112	112
Provision for doubtful accounts and notes receivable	282	1,053
Excess tax benefits related to stock-based compensation	(117)	(291)
Stock-based compensation expense	2,058	2,087
Deferred income taxes	5,688	(5,089)
Changes in operating assets and liabilities:
Short-term investments held for trading	24,379	(25,701)
Trade receivables	(16,903)	(7,742)
Related party interest receivable	(49)	88
Other current assets	(2,747)	(386)
Prepaid expenses	(113)	(1,329)
Income tax receivable	6,914	-
Other long-term assets	(13)	(92)
Accounts payable	3,213	(1,645)
Accrued liabilities and claims accrual	6,612	8,394

Net cash provided by operating activities	89,855	31,068

Cash Flow Used in Investing Activities:

Purchase of property and equipment	(46,783)	(61,548)
Proceeds from sales of equipment	12,909	16,227
Proceeds from insurance claim settlement	-	100
Cash collection from notes receivable	1,687	1,610
Cash issued for notes receivable	(1,258)	(640)
Cash proceeds from related party notes receivable	50	92
Increase in restricted cash	(641)	(50)
Cash received from Concentrek earnout	-	718
Cash received from TRP I earnout	13	-
Investments in Transportation Resource Partners I & III	(288)	(159)
Return of investment in Transportation Resource Partners	-	63

Net cash used in investing activities	(34,311)	(43,587)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flow Used in Financing Activities:

Dividends paid	$(10,018)	$(9,180)
Purchase of company stock on open market	(59,200)	-
Excess tax benefits related to stock-based compensation	117	291
Cash investment from noncontrolling interest holder	-	24
Proceeds from exercise of stock options	1,216	3,010
Net cash used in financing activities	(67,885)	(5,855)

Net decrease in cash and cash equivalents	(12,341)	(18,374)
Cash and cash equivalents, beginning of period	28,013	30,812

Cash and cash equivalents, end of period	$15,672	$12,438

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired with accounts payable	$4,002	$617
Transfer from property and equipment to assets held for sale	$4,065	$9,084
Financing provided to independent contractors for equipment sold	$1,863	$1,721
Dividend accrued for restricted stock units	$137	$153
Cash Flow Information:
Income taxes paid	$2,045	$23,550

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

Note 2.                     Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Stock compensation expense for options, net of forfeitures	$616	$893	$1,315	$1,663
Stock compensation expense for restricted stock units, net of forfeitures	367	211	743	424
Combined stock compensation expense	983	1,104	2,058	2,087
Income tax	(398)	(442)	(823)	(815)
Net stock compensation expense after tax	$585	$662	$1,235	$1,272

We received approximately $0.5 million and $1.2 million in cash from the exercise of stock options during the three months and six months ended June 30, 2011, compared to $1.4 million and $3.0 million for the same period in 2010.

As of June 30, 2011, we have approximately $6.3 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.25 years and a total period of 6.2 years.  We also have approximately $17.1 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 6.3 years and a total period of 11.6 years.

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

A summary of the option award activity under the 2003 Plan as of June 30, 2011, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2010	4,144,476	$15.68
Granted	-	-
Exercised	(98,137)	12.29
Forfeited	(77,908)	16.56
Outstanding as of June 30, 2011	3,968,431	$15.71

A summary of the restricted stock unit award activity under the 2003 Plan as of June 30, 2011, and changes during the six-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	1,364,560	$16.11
Granted	-	-
Vested	(81,513)	16.11
Forfeited	(14,460)	16.24
Outstanding as of June 30, 2011	1,268,587	$16.11

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                     Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Weighted average common shares outstanding – basic	82,785	83,499	83,275	83,427
Dilutive effect of stock options and unvested restricted stock units	522	919	607	845
Weighted average common shares outstanding – diluted	83,307	84,418	83,882	84,272

Net income attributable to Knight Transportation	$16,358	$15,836	$26,214	$28,180
Earnings per common share
Basic	$0.20	$0.19	$0.31	$0.34
Diluted	$0.20	$0.19	$0.31	$0.33

Certain shares of common stock were excluded from the computation of diluted earnings per share because the related options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of anti-dilutive shares	2,412,556	7,500	2,088,856	7,500

Note 4.                     Segment Information

We are a provider of multiple truckload transportation services with a nationwide network of service centers through which we operate one of the country’s largest tractor fleets.  In addition to our own fleet, we also partner with third-party equipment providers to provide truckload capacity and a broad range of solutions to truckload shippers. We have five operating segments comprised of three asset-based operating segments (dry van truckload, temperature-controlled truckload, and port services) and two non-asset-based operating segments (brokerage and intermodal services). Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

In the past, we identified two reportable segments comprised of an asset-based segment and a non-asset-based segment.  As we broaden the range of our truckload solutions for our customers across multiple service offerings and transportation modes, we assess the impact of these changes on our determination of operating and reportable segments.  Based on the guidance set forth in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting, we have determined we have one reportable segment. All five operating segments meet all of the aggregation criteria set forth in the guidance.  Based on our evaluation, we also concluded that all operating segments exhibit similar long-term economic characteristics, have similar performance indicators, and are exposed to the same competitive, operating, financial, and other risk factors.

Note 5.                     Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity.

Note 6.                     Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention for auto liability ranges from $1.0 million to $2.0 million per occurrence depending the applicable policy year. Our self-insurance retention for workers’ compensation claims is $500,000 per occurrence.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing accrued amounts, will not have a materially adverse effect on us.

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

Note 7.                     Dividends

On May 19, 2011, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on June 3, 2011, and was paid on June 24, 2011. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2011 were:

Goodwill:	In Thousands
Balance at December 31, 2010	$10,313
Amortization relating to deferred tax assets	(9)
Balance at June 30, 2011	$10,304

Intangible Assets:	In Thousands
Balance at December 31, 2010	$52
Amortization	(31)
Balance at June 30, 2011	$21

Intangible assets are being amortized on a straight-line method over a five-year period.  Annual amortization expense is expected to be $52,000 for fiscal year 2011.

Note 9.                     Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor.  At June 30, 2011, the carrying book balance of our investment in TRP was $2.2 million, and our ownership interest was approximately 2.0%. This balance is included in "Other long-term assets and restricted cash" of our consolidated balance sheet.

In the fourth quarter of 2009, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. Since its inception, we have contributed approximately $3.1 million to TRP III, leaving an outstanding commitment of $11.9 million as of June 30, 2011.  In accordance with Accounting Standards Codification Topic 323, our investment in TRP III is accounted for using the equity method. At June 30, 2011, our investment balance in TRP III was $2.8 million, and our ownership interest was approximately 6.1%. This balance is included in “Other long-term assets and restricted cash” of our consolidated balance sheet.

Note 10.                    Marketable Equity Securities

In 2010, we invested approximately $4.9 million in marketable equity securities that are classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of June 30, 2011, our available-for-sale equity investment included in “Other long-term assets and restricted cash” was approximately $4.3 million, including unrealized loss of approximately $581,000.

Note 11.                    Comprehensive Income

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income attributable to Knight Transportation	$16,358	$15,836	$26,214	$28,180
Other comprehensive income:
Net unrealized loss from available-for-sale securities	(621)	-	(361)	-
Total comprehensive income	$15,737	$15,836	$25,853	$28,180

Note 12.                    Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as “assets held for sale” on the balance sheet.  Assets held for sale at June 30, 2011 totaled $3.2 million, compared to $4.1 million as of December 31, 2010. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

Note 13.                    Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. For interim reporting purposes, our income tax provisions are recorded based on the estimated annual effective tax rate. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to our history of profitable operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We file U.S. and state income tax returns with varying statutes of limitations.  The 2007 through 2010 tax years generally remain subject to examination by federal authority, and the 2006 through 2010 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at June 30, 2011.

Note 14.                    Company Share Repurchase Programs

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock.  Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of March 31, 2011, there were 2,020,956 shares remaining for future purchases under our repurchase program that was authorized 2008.

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock.  The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

In second quarter 2011, we repurchased a total of 3,435,000 shares under both plans for approximately $59.2 million. The repurchase program authorized in 2008 has expired with the purchases made in the second quarter of 2011. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of June 30, 2011, there were 8,585,956 shares remaining for future purchases under the repurchase program that was authorized this year. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 15.                    Fair Value Measurements

Our assets and liabilities that have been measured at fair value are based on principles set forth in ASC 820-10 Fair Value Measurements and Disclosure for recurring and non-recurring fair value measurements of financial and non-financial assets and liabilities. Our financial assets and liabilities also include accounts receivable, accounts payable and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of June 30, 2011 and December 31, 2010.

			Level One		Level Two		Level Three
	Balance at June 30, 2011	Balance at December 31, 2010	Balance at June 30, 2011	Balance at December 31, 2010	Balance at June 30, 2011	Balance at December 31, 2010	Balance at June 30, 2011	Balance at December 31, 2010
	(in thousands)
Assets:
Money market funds	$11,320	$22,856	$11,320	$22,856	-	-	-	-
Trading Securities:
Debt securities - municipal securities	-	$24,379	-	-	-	$24,379	-	-
Available-for-sale Securities:
Equity securities - common shares	$4,331	$4,923	$4,331	$4,923	-	-	-	-
Restricted cash and investments:
Money market funds and debt securities –municipal securities	$3,520	$2,879	$817	$811	$2,703	$2,068	-	-

Note 16.                    Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%, over periods generally ranging from six months to four years. We had 208 and 210 loans outstanding from independent contractors and third parties as of June 30, 2011 and December 31, 2010, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Notes receivable from independent contractors	$2,156	$2,391
Notes receivable from third parties	3,652	3,598
Net investment in sales-type leases	95	128
Gross notes receivable	5,903	6,117
Allowance for doubtful notes receivable	(432)	(480)
Total notes receivable net of allowance	5,471	5,637

Current portion (net of allowance)	1,345	1,391
Long-term portion	$4,126	$4,246

The following lists the components of the net investment in sales-type leases as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Total minimum lease payments to be received	$103	$140
Less: unearned income	(8)	(12)
Net investment in sales-type leases	$95	$128

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

Note 17.                    Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. On April 29, 2010, we entered into an agreement with US West Agriculture Exporters, LLC to consolidate the business loan and interest into one single promissory note bearing interest at 5% per annum. The loan balance including interest due from US West Agriculture Exporters, LLC at June 30, 2011 was approximately $3,037,000, compared to approximately $3,038,000 at December 31, 2010. The principal loan and interest balance is recorded in the “Related party notes and interest receivable” line of our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters have been paid in full.

US West Agriculture Exporters, LLC has discontinued operations as of December 31, 2010.  The loan to US West Agriculture Exporters, LLC is secured by guaranties of the members of US West Agriculture Exporters, LLC.  We are currently working with US West Agriculture Exporters, LLC regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of US West Agriculture Exporters, LLC.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

Note 18.                    Line of Credit

We have maintained a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. The line of credit bears interest either at prime or LIBOR plus 0.625%, determined by us at the time of borrowing. At June 30, 2011, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $28.6 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial and other covenants under our line of credit agreement, including maintaining a leverage ratio of not greater than 1.0 at the end of each fiscal quarter, maintaining positive pre-tax profit for each fiscal quarter, and maintaining positive net income after tax for each fiscal year. We were in compliance with these covenants at June 30, 2011 and December 31, 2010.

Note 19.                    Subsequent Events

Subsequent to June 30, 2011, we amended the line of credit to (a) extend the maturity date of the line of credit from September 2012 to July 2016; (b) increased the line of credit from $50.0 million to $150.0 million; and (c) replace the previous financial covenants with financial covenants requiring the Company to maintain (i) a ratio of its consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0 as of each calendar quarter, determined on a rolling four-quarter basis, (ii) positive net income after tax for each fiscal year, (iii) positive pre-tax profit for each fiscal quarter, and (iv) tangible net worth of not less than $325.0 million.

In addition, subsequent to June 30, 2011, we borrowed $20.0 million under our line of credit.  Amounts currently borrowed under the line of credit bear interest at LIBOR plus 0.625%.

Note 20.                    Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011; early adoption is not permitted. Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Introduction

Business Overview

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer loads of freight from origin to destination for a single customer.  We use our nationwide network of service centers, one of the country’s largest company-owned tractor fleets, as well as access to the capacity of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, dedicated truckload customer services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and brokerage services. Through our asset-based and non-asset-based operations we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Our operating strategy for our asset-based operations is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based operations is to match quality capacity with the shipping needs of our customers through the third-party capacity provided by our network of third-party truckload carriers and our rail partners.

Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

In 2004, we took the first major step towards our strategy of providing truckload shippers with a diversified range of truckload service offerings with the creation of Knight Refrigerated, LLC.  In 2005, we created Knight Brokerage, LLC, which has developed partnerships with thousands of carriers wherein they provide their third-party owned assets for truckload services to our customers.  In 2008, we further enhanced our services by creating Knight Port Services, LLC, which provides port and rail drayage services. Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this strategic diversified customer offering positions us for growth with existing and new truckload shipping customers. As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial operating criteria.

The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers, and our ability to control our costs.

Outlook

During the three month period ended June 30, 2011, the freight market followed the historical seasonal progression for truckload carriers.  Volumes strengthened throughout the quarter. The second quarter yielded positive results as we experienced strength in many of the truckload markets we serve.  Despite a difficult comparison to the robust freight market of the second quarter of 2010, we experienced year-over-year growth in revenue, revenue per mile, and miles per truck.  We are especially pleased with the revenue increase in our brokerage business.

Over the past several quarters, we have invested considerable resources toward developing a broad range of solutions for truckload customers across multiple service offerings and transportation modes.  Our objective is to be an industry leader in growth and profitability for each service and mode of truckload transportation we provide.  In our asset-based operations we achieve this by operating with the lowest cost per mile while providing a premium level of service.  In our non-asset-based operations our strategy is to leverage our existing network, customer relationships, and market teams to provide alternatives at a lower cost per transaction than our competitors. We remain optimistic in our ability to continue to grow our business.

We expect that we will grow our revenue before fuel surcharge over the remaining quarters of this year by a double-digit average as we see demand building for each of our services.  We expect this revenue growth to be driven by rate increases, productivity improvement, and additional capacity provided to our customers.

Going forward, we expect industry capacity to remain tight.  Barriers to effective competition in our markets continue to grow with the rise in commodity and equipment prices, the growing complexity of technology, increased regulation, and the difficulties in obtaining financing.  We believe that we are well-positioned to capitalize on strategic opportunities to grow our business.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for other services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of miles we generate with our equipment, and the freight volumes we successfully broker to third-party equipment providers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The most significant expenses in our business include fuel, driver-related expenses (such as wages, benefits, training, and recruitment), and independent contractor (owner-operator) and third-party carrier payments, including payments to our rail providers (which are recorded on the "Purchased transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are depreciation of long-term assets, such as revenue equipment and service centers, and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception an important element of our operating model has been an extreme focus on our cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended June 30, 2011 in comparison to the same period in 2010 are:

●	Revenue, before fuel surcharge, increased 17.4%, to $182.4 million from $155.3 million;

●	Net income attributable to Knight increased 3.3%, to $16.4 million from $15.8 million; and

●	Net income attributable to Knight per diluted share increased 4.7%, to $0.20 per share from $0.19 per share.

In the second quarter of 2011, average revenue per tractor improved 4.1% while average fleet count increased 3.1% when compared to the same period in 2010.  The revenue per tractor improvement was driven by a 3.6% improvement in revenue per loaded mile and a 0.9% improvement in miles per tractor when compared to the same period in 2010.  Revenue per total mile improved 3.2%. Non-paid empty miles increased slightly from 10.2% last year to 10.5% in the current quarter.  Average length of haul also decreased slightly to 478 miles from 484 miles in the same quarter of last year.  Escalating fuel prices continued to negatively impact operating results in the second quarter.  The U.S. National Average Diesel Fuel price per gallon for the second quarter increased 32.6% compared to the same period of 2010.

We ended the quarter with 3,883 tractors as of June 30, 2011, compared to 3,772 tractors a year ago. This increase is comprised of 89 tractors operated by independent contractors and 22 company tractors. Tractors operated by independent contractors increased 23.7%, from 376 tractors to 465 tractors in the second quarter of this year.  Tractors operated by independent contractors now represent 12.0% of our total fleet, compared to 10.0% a year ago.

Our consolidated operating ratio, which is a non-GAAP measurement, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.1% for the quarter ended June 30, 2011, compared to 83.3% for the same period a year ago.

Our capital expenditures net of equipment sales was $33.9 million for the six months ended June 30, 2011.  At June 30, 2011, our balance sheet remained debt-free, our cash and cash equivalents totaled $15.7 million, and our shareholders' equity was $467.2 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended June 30,		(C) (Fuel surcharge included in revenue) Six-Month Period Ended June 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Six-Month Period Ended June 30,

	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	24.5	28.3	30.6	33.7	25.7	28.5	32.1	33.9
Fuel	26.3	23.7	7.6	9.0	26.5	24.0	8.3	9.7
Operations and maintenance	6.5	6.2	8.1	7.4	6.4	6.4	8.0	7.6
Insurance and claims	3.8	3.6	4.8	4.2	3.6	3.5	4.5	4.2
Operating taxes and licenses	1.7	1.9	2.1	2.3	1.8	1.9	2.3	2.2
Communications	0.6	0.7	0.8	0.9	0.7	0.8	0.8	0.9
Depreciation and amortization	8.0	9.7	10.1	11.6	8.9	10.2	11.1	12.2
Purchased transportation	15.2	10.3	19.1	12.2	14.5	10.2	18.1	12.1
Miscellaneous operating expenses	1.5	1.6	1.9	2.0	1.5	1.8	1.9	2.1
Total operating expenses	88.1	86.0	85.1	83.3	89.6	87.3	87.1	84.9
Income from operations	11.9	14.0	14.9	16.7	10.4	12.7	12.9	15.1
Net interest income	0.2	0.3	0.3	0.4	0.2	0.2	0.3	0.3
Other income (expense)	0.0	(0.1)	0.0	(0.1)	0.0	0.2	0.0	0.2
Income before income taxes	12.1	14.2	15.2	17.0	10.6	13.1	13.2	15.6
Income taxes	4.9	5.7	6.2	6.8	4.3	5.1	5.3	6.1
Net income	7.2	8.5	9.0	10.2	6.3	8.0	7.9	9.5

Net loss attributable to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net income attributable to Knight Transportation	7.2%	8.5%	9.0%	10.2%	6.3%	8.0%	7.9%	9.5%

* There are minor rounding differences in the table.

Comparison of Six Months and Three Months Ended June 30, 2011 to Six Months and Three Months Ended June 30, 2010.

Total revenue for the six months ended June 30, 2011 increased 18.2% to $415.0 million from $351.1 million for the same period in 2010. Total revenue included $82.1 million of fuel surcharge revenue in the 2011 period compared to $55.5 million in the 2010 period.  Total revenue for the quarter ended June 30, 2011 increased 23.2% to $228.5 million, from $185.4 million for the same period in 2010. Total revenue for the quarter included $46.1 million of fuel surcharge revenue in the 2011 period, compared to $30.1 million in the 2010 period.

Revenue, before fuel surcharge, increased 12.6% to $332.9 million for the six months ended June 30, 2011, from $295.6 million for the same period in 2010. Revenue, before fuel surcharge, increased 17.4% to $182.4 million for the quarter ended June 30, 2011, from $155.3 million for the same period in 2010.

In the second quarter of 2011, we experienced revenue growth in all our service offerings. Our brokerage operations experienced a 124.4% revenue increase in the second quarter of 2011 compared to the same quarter in 2010. We also operated 3.2% additional tractors year-over-year through June 30, 2011, while average revenue per tractor increased 2.4% during the same period. While non-paid miles percentage remained constant at 10.5% for the six months ended June 30, 2011 and 2010, average revenue per total mile improved 3.4% for the same period.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 32.1% for the six months ended June 30, 2011, compared to 33.9% for the same period in 2010. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 30.6% for the three months ended June 30, 2011, compared to 33.7% for the same period in 2010.  The decrease as a percentage of revenue is primarily due to the combination of higher revenue and a decrease in the percentage of our fleet being operated by company drivers, as opposed to independent contractors. At June 30, 2011, 88.0% of our fleet was operated by company drivers, compared to 90.0% at June 30, 2010. While salary, wages and benefits decreased as percentage of revenue, we experienced an increase in this category relating to rising healthcare costs provided to our employees. For our employees, we record accruals for workers' compensation benefits as a component of our claims reserve, and the related expense is reflected in salaries, wages and benefits in our consolidated statements of income.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 8.3% for the six months ended June 30, 2011, from 9.7% for the same period in 2010. Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 7.6% for the three months ended June 30, 2011, from 9.0% for the same period in 2010. The decrease as a percentage of revenue before fuel surcharge related primarily to an increase in the percentage of miles driven by independent contractors, who pay for their own fuel.  The sharp increases in price per gallon that occurred in the first quarter of 2011 continued into the second quarter, resulting in a 32.6% year-over-year increase to $4.02 per gallon in the second quarter of 2011 from $3.03 per gallon for the same quarter in 2010. Our fuel surcharge recovery applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. In periods of significantly rising fuel prices, typical fuel surcharge programs are inadequate. Further, fuel prices that change rapidly also impact our recovery because the surcharge rate only changes once per week resulting in a lag between the payment of higher fuel prices and fuel surcharge recovery. We continue to work with customers to adjust fuel surcharges or make modifications to the base rate to account for the increased fuel prices.  We also continue to update our fleet with more fuel efficient 2010 U.S. EPA emission engines and to install aerodynamic devices on our tractors and trailers that lead to meaningful fuel efficiency improvements.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 8.0% for the six months ended June 30, 2011, compared to 7.6% for the same period in 2010. Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 8.1% for the three months ended June 30, 2011, compared to 7.4% for the same period a year ago. These increases are due to the combination of a modest increase in our fleet age and expenses associated with sourcing commercial vehicle parts through our joint venture formed in 2010.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.5% for the six months ended June 30, 2011, compared to 4.2% for the same period in 2010. For the three months ended June 30, 2011, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.8% compared to 4.2% for the same quarter in 2010. The higher claims cost is due to an increase in liability claims during the first two quarters and a slightly higher average cost per claim for self-insured auto liability.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, increased to 2.3% for the six months ended June 30, 2011, compared to 2.2% for the same period in 2010. Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.1% for the three months ended June 30, 2011, compared to 2.3% for the same period in 2010.

Communications expense as a percentage of revenue, before fuel surcharge, dropped slightly to 0.8% for the six-month and three-month periods ended June 30, 2011, compared to 0.9% for the six-month and three-month periods ended June 30, 2010.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.1% for the six months ended June 30, 2011, compared to 12.2% for the same period in 2010.  For the quarter ended June 30, 2011, depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.1% compared to 11.6% for the same quarter in 2010. These decreases are due to the combination of higher revenue and an increase in the percentage of our fleet being operated by independent contractors, who own their own vehicles.  As of June 30, 2011, 12.0% of our fleet was operated by independent contractors, compared to 10.0% a year ago.  On a dollar basis, depreciation and amortization expense increased to $36.8 million for the six months ended June 30, 2011, from $35.9 million for the same period in 2010. The increases are due to higher equipment prices for EPA compliant engines. The majority of our company-owned tractors are equipped with U.S. EPA 2007 or U.S. EPA 2010 engines.  These engines are documented to provide substantial emissions reductions, and we also believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent trade-in schedule. We also have invested in aerodynamic devices to improve trailer aerodynamics which lead to meaningful fuel efficiency improvements. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet and our brokerage and intermodal operations, our expense in this category as a percentage of revenue may increase going forward if equipment prices continue to inflate.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 18.1% for the six months ended June 30, 2011, from 12.1% for the same period in 2010.  Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 19.1% for the three months ended June 30, 2011, from 12.2% for the same period in 2010. Purchased transportation is comprised of payments to independent contractors for our dry-van, refrigerated, and port services operations, to third-party carriers in our brokerage operations, and to railroads for our intermodal operations. The increases in this category are primarily due to the growth in our brokerage operations, which experienced a 124.4% revenue growth in the second quarter of 2011 compared to the same quarter in 2010. A 23.7%  growth in our independent contractor fleet within our dry-van, refrigerated, and port services operations also contributed to the increase in purchased transportation costs. Purchased transportation payments generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.9% for the six months ended June 30, 2011, compared to 2.1% for the same period in 2010.  For the quarter ended June 30, 2011, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.9% compared to 2.0% for the same quarter in 2010. The decreases are primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses, along with an increase in our gain from the sale of used equipment. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from the sale of used equipment increased to $2.6 million in the six months ended June 30, 2011, compared to $1.8 million for the same period a year ago. For the quarter ended June 30, 2011, gains from the sale of used equipment increased to $1.5 million, compared to $1.2 million for the same quarter a year ago.

As a result of the above factors, our operating ratio, which is a non-GAAP measurement, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 87.1% for the six months ended June 30, 2011, compared to 84.9% for the same period in 2010.  For the quarter ended June 30, 2011, our operating ratio was 85.1% compared to 83.3% for the same quarter in 2010.

Net interest income and other income as a percentage of revenue, before fuel surcharge, decreased to 0.3% for the six months ended June 30, 2011, compared to 0.5% for the same period in 2010. Net interest income and other income as a percentage of revenue, before fuel surcharge, remained constant at 0.3% for the three months ended June 30, 2011 and 2010.  Other income for the prior year included a $718,000 earnout from our investment in Concentrek.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our estimated effective income tax rates have increased to 40.0% for the six months ended June 30, 2011, compared to 39.0% for the same period a year ago. The lower estimated tax rates for the prior year were attributed to certain federal tax credits associated with solar panel installations.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 7.9% for the six months ended June 30, 2011, compared to 9.5% for the same period in 2010. For the quarter ended June 30, 2011, our net income, as a percentage of revenue before fuel surcharge, decreased to 9.0%, compared to 10.2% for the same quarter in 2010.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $89.9 million for the six months ended June 30, 2011, compared to $31.1 million provided during the same period in 2010. In the current year we received net proceeds of $24.4 million from short-term investments held for trading, compared to the net usage of $25.7 million from short-term investments a year ago. Excluding the changes in our short-term investments, our net cash provided by operating activities would have been $65.5 million for the six months ended June 30, 2011, compared to $56.8 million for the same period a year ago. The increase is primarily due to a reduction in estimated income tax payments made in the six months ended June 30, 2011.

Net cash used in investing activities was $34.3 million for the six months ended June 30, 2011, compared to $43.6 million for the same period in 2010. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, decreased to $33.9 million for the six months ended June 30, 2011, compared to $45.3 million for the same period in 2010. We estimate total net capital expenditures to be in the range of $110 million for the year as we continue to refresh our fleet and add additional capacity.

Net cash used in financing activities was $67.9 million for the six months ended June 30, 2011, compared to $5.9 million for the same period in 2010.  In the second quarter this year we acquired 3,435,000 shares of our common stock for $59.2 million. The shares acquired were retired and cancelled.  Cash proceeds from exercises of stock options decreased to $1.2 million for the six months ended June 30, 2011, compared to $3.0 million for the same period a year ago. Cash dividends paid in 2011 also increased approximately $0.8 million, due to an increase in our quarterly dividends payment from $0.05 per share to $0.06 per share that became effective in the second quarter of 2010. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Over the last few years we have maintained a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. At June 30, 2011, the utilized portion of the line of credit consisted solely of issued but unused letters of credit totaling $28.6 million. These letters of credit are issued to various regulatory authorities in connection with our self-insurance programs. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at June 30, 2011. Subsequent to June 30, 2011, we amended our existing line of credit to increase the maximum borrowing capacity from $50.0 million to $150.0 million. In this environment we feel well-positioned to capitalize on strategic opportunities to grow our business.

As of June 30, 2011, our cash and cash equivalents totaled $15.7 million, compared to $52.4 million as of December 31, 2010, including short-term investments. The decrease in our cash and short-term investments is primarily due to $59.2 million spent this year for stock repurchases. Our balance sheet continued to be debt-free with $467.2 million of shareholders’ equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt, capital leases, or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of June 30, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, allowance for doubtful accounts, depreciation, impairment of long-lived assets, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

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

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices. We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach, based on hypothetical changes in interest rates and commodity prices. We do not enter into derivatives for speculative purposes, or for which there are no underlying related exposures. Because our operations mostly occur in the United States, we are not subject to a material amount of foreign currency risk.

Interest Rate Risk

We are subject to interest rate risk to the extent we borrow against our line of credit or incur debt in the acquisition of revenue equipment or otherwise. We attempt to manage our interest rate risk by managing the amount of debt we carry. We did not have any debt outstanding at June 30, 2011 and December 31, 2010.  As of the date of this report, we have borrowed in the third quarter $20.0 million under our line of credit.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of June 30, 2011 and December 31, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing accrued amounts, will not have a materially adverse effect on us.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchase of shares of our common stock during the second quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
04/01/11 - 04/30/11	407,000	$18.06	407,000	1,613,956	(1)
05/01/11 - 05/31/11	2,182,873	$17.45	2,182,873	9,431,083	(1) (2)
06/01/11 - 06/30/11	845,127	$16.28	845,127	8,585,956
Total	3,435,000	$17.23	3,435,000	8,858,956

(1)
On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock. As of March 31, 2011, there were 2,020,956 shares remaining for future purchases under our repurchase program that was authorized in 2008.

(2)
On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock.  During the month of May 2011, we repurchased 1,613,956 shares under the November 2008 authorization and 568,917 shares under the May 2011 authorization.  The repurchase program authorized in 2008 has expired with the purchases made in May 2011.

The repurchase program authorized this year will continue in effect until the share limit is reached or we terminate the program.  See Note 14 for additional information with respect to our share repurchase programs.

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

KNIGHT TRANSPORTATION, INC.

Date: August 9, 2011	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: August 9, 2011	By:	/s/ David A. Jackson
David A. Jackson
President and Chief Financial Officer, in his capacity as such and on behalf of the registrant