Form 10-Q/A
period 2011-06-30
KNIGHT TRANSPORTATION INC
filed 2011-09-08
CIK 929452

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 001-32396

KNIGHT TRANSPORTATION, INC.
(Exact Name of Registrant as specified in its charter)

Arizona	86-0649974
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5601 West Buckeye Road
Phoenix, Arizona
85043
(Address of Principal Executive Offices)
(Zip Code)

(Registrant's telephone number, including area code)	602-269-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, as of July 31, 2011 was 80,455,786 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011, of Knight Transportation, Inc. (the “Company”), as filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”), is being filed solely to furnish Exhibit 101 to the Original Filing, as required by Rule 405 of Regulation S-T and to update the cover page regarding the submission and posting of Interactive Data Files during the preceding 12 months.  Exhibit 101 provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

This Amendment No. 1 does not affect any other information contained in the Original Filing.  This Form 10-Q/A speaks as of the original filing date of the Original Filing, does not reflect events that occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

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

*Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: September 8, 2011	By:	/s/ David A. Jackson
David A. Jackson
President and Chief Financial Officer, in his capacity as such and on behalf of the registrant