Form 10-Q
period 2011-09-30
KNIGHT TRANSPORTATION INC
filed 2011-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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
 ☐   Yes         ☒   No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 31, 2011, was 79,364,657 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of September 30, 2011 and December 31, 2010 (in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$10,034	$28,013
Short-term investments held for trading	-	24,379
Accounts receivable, net of allowance for doubtful accounts	99,285	78,479
Notes receivable, net of allowance for doubtful accounts	1,166	1,391
Related party notes and interest receivable	2,868	3,038
Prepaid expenses	13,478	8,514
Assets held for sale	14,886	4,132
Other current assets	10,118	4,717
Income tax receivable	-	6,914
Current deferred tax asset	3,208	5,671
Total current assets	155,043	165,248

Property and Equipment:
Revenue equipment	623,752	584,237
Land and land improvements	35,852	31,906
Buildings and improvements	80,332	77,949
Furniture and fixtures	11,191	8,112
Shop and service equipment	7,437	6,511
Leasehold improvements	2,734	2,512
Gross Property and Equipment	761,298	711,227
Less: accumulated depreciation and amortization	(234,364)	(227,518)
Property and equipment, net	526,934	483,709
Notes receivable – long-term	4,257	4,246
Goodwill	10,300	10,313
Intangible assets, net	5	52
Other long-term assets and restricted cash	16,152	13,419
Total assets	$712,691	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of September 30, 2011 and December 31, 2010 (in thousands, except share data)

	September 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,280	$7,571
Accrued payroll and purchased transportation	10,116	6,547
Accrued liabilities	15,693	11,075
Claims accrual – current portion	14,124	13,843
Dividend payable – current portion	74	1,433
Total current liabilities	57,287	40,469

Long-term Liabilities:
Line of credit	50,000	-
Claims accrual – long-term portion	10,132	10,168
Dividend payable – long-term portion	1,401	-
Deferred tax liabilities	130,903	118,886
Total long-term liabilities	192,436	129,054

Total liabilities	249,723	169,523

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 79,363 and 83,693 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	794	837
Additional paid-in capital	131,685	126,975
Accumulated other comprehensive (loss) income	(308)	7
Retained earnings	330,642	379,714
Total Knight Transportation shareholders' equity	462,813	507,533
Noncontrolling interest	155	(69)
Total shareholders' equity	462,968	507,464

Total liabilities and shareholders' equity	$712,691	$676,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Revenue, before fuel surcharge	$183,436	$162,066	$516,285	$457,672
Fuel surcharge	43,707	29,233	125,814	84,726
Total revenue	227,143	191,299	642,099	542,398
OPERATING EXPENSES:
Salaries, wages and benefits	55,428	53,468	162,219	153,632
Fuel expense	59,726	44,585	169,503	128,795
Operations and maintenance	13,725	12,091	40,312	34,693
Insurance and claims	8,012	6,100	23,027	18,441
Operating taxes and licenses	3,634	3,596	11,239	10,214
Communications	1,376	1,341	4,097	4,054
Depreciation and amortization	19,115	16,955	55,941	52,885
Purchased transportation	35,304	23,099	95,544	58,903
Miscellaneous operating expenses	3,118	2,880	9,430	9,022
Total operating expenses	199,438	164,115	571,312	470,639

Income from operations	27,705	27,184	70,787	71,759

Interest income	130	487	937	1,426
Interest expense	(49)	-	(49)	-
Other (expense) income	(1)	(91)	7	571
Income before income taxes	27,785	27,580	71,682	73,756

Income taxes	11,115	10,965	28,680	28,990
Net income	16,670	16,615	43,002	44,766

Net (income)/loss attributable to noncontrolling interest	(107)	36	(224)	64
Net income attributable to Knight Transportation	$16,563	$16,651	$42,778	$44,830

Earnings per common share and common share equivalent:
Basic	$0.21	$0.20	$0.52	$0.54
Diluted	$0.21	$0.20	$0.52	$0.53

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,895	83,590	82,136	83,482
Diluted	80,212	84,403	82,621	84,317

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:

Net income	$43,002	$44,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,941	52,885
Gain on sale of equipment	(4,385)	(3,372)
Earnout on sold investment	-	(718)
Gain from insurance claim settlement	-	(100)
Gain from TRP I earnout	(13)	-
Loss from investment in Transportation Resource Partners III	6	236
Non-cash compensation expense for issuance of stock to certain members of board of directors	112	112
Provision for doubtful accounts and notes receivable	555	1,304
Excess tax benefits related to stock-based compensation	(127)	(373)
Stock-based compensation expense	2,818	3,152
Deferred income taxes	14,685	(561)
Changes in operating assets and liabilities:
Short-term investments held for trading	24,379	(3,448)
Accounts receivable	(20,787)	(10,857)
Related party interest receivable	(49)	88
Other current assets	(5,401)	(879)
Prepaid expenses	(4,965)	(5,002)
Income tax receivable	6,914	(4,189)
Other long-term assets	(8)	(104)
Accounts payable	1,578	2,904
Accrued liabilities and claims accrual	8,101	2,287

Net cash provided by operating activities	122,356	78,131

Cash Flow Used in Investing Activities:

Purchase of property and equipment	(119,068)	(114,735)
Proceeds from sales of equipment	21,087	27,616
Proceeds from insurance claim settlement	-	100
Cash collection from notes receivable	2,203	2,315
Cash issued for notes receivable	(1,939)	(1,240)
Cash proceeds from related party notes receivable	219	445
Increase in restricted cash	(659)	(69)
Purchase of long-term available for sale securities	(263)	(1,879)
Cash received from Concentrek earnout	-	718
Cash received from TRP I earnout	13	-
Investments in Transportation Resource Partners I & III	(2,315)	(2,571)
Return of investment in Transportation Resource Partners	-	110

Net cash used in investing activities	(100,722)	(89,190)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flow Used in Financing Activities:

Dividends paid	$(14,777)	$(14,196)
Payments to repurchase company stock	(76,564)	-
Proceeds from borrowing on line of credit	50,000	-
Excess tax benefits related to stock-based compensation	127	373
Cash investment from noncontrolling interest holder	-	24
Proceeds from exercise of stock options	1,601	3,711
Net cash used in financing activities	(39,613)	(10,088)

Net decrease in cash and cash equivalents	(17,979)	(21,147)
Cash and cash equivalents, beginning of period	28,013	30,812

Cash and cash equivalents, end of period	$10,034	$9,665

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired with accounts payable	$8,267	$312
Transfer from property and equipment to assets held for sale	$20,419	$15,300
Financing provided to independent contractors for equipment sold	$2,148	$2,984
Dividend accrued for restricted stock units	$156	$234
Cash Flow Information:
Income taxes paid	$6,420	$35,849
Interest paid	$23	-

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

Note 2.                      Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Stock compensation expense for options, net of forfeitures	$419	$851	$1,734	$2,514
Stock compensation expense for restricted stock units, net of forfeitures	341	214	1,084	638
Combined stock compensation expense	760	1,065	2,818	3,152
Income tax	(305)	(423)	(1,128)	(1,236)
Net stock compensation expense after tax	$455	$642	$1,690	$1,916

We received approximately $0.4 million and $1.6 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2011, compared to $0.7 million and $3.7 million for the same periods in 2010.

As of September 30, 2011, we have approximately $5.7 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.2 years and a total period of 6.2 years.  We also have approximately $17.2 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 6.0 years and a total period of 11.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield (1)	1.58%	1.21%	1.58%	1.21%
Expected volatility (2)	33.73%	34.61%	33.73%	34.61%
Risk-free interest rate (3)	0.38%	2.10%	0.38%	2.10%
Expected term (4)	3.92 years	4.92 years	3.92 years	4.92 years
Weighted average fair value of options granted	$3.48	$5.58	$3.48	$5.58

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data for the past 7 years through the end of the most recent period to estimate the expected volatility.
(3)
Risk-free interest rate – the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

(4)
Expected term – the expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior for the past 7 years through the end of the most recent period.

A summary of the option award activity under the 2003 Plan as of September 30, 2011, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2010	4,144,476	$15.68
Granted	109,500	15.15
Exercised	(160,608)	9.87
Forfeited	(153,846)	16.83
Outstanding as of September 30, 2011	3,939,522	$15.82

A summary of the restricted stock unit award activity under the 2003 Plan as of September 30, 2011, and changes during the nine-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2010	1,364,560	$16.11
Granted	48,500	15.15
Vested	(81,513)	16.11
Forfeited	(64,280)	16.09
Outstanding as of September 30, 2011	1,267,267	$16.08

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Weighted average common shares outstanding – basic	79,895	83,590	82,136	83,482
Dilutive effect of stock options and unvested restricted stock units	317	813	485	835
Weighted average common shares outstanding – diluted	80,212	84,403	82,621	84,317

Net income attributable to Knight Transportation	$16,563	$16,651	$42,778	$44,830
Earnings per common share:
Basic	$0.21	$0.20	$0.52	$0.54
Diluted	$0.21	$0.20	$0.52	$0.53

Certain shares of common stock were excluded from the computation of diluted earnings per share because the related options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of anti-dilutive shares	3,508,461	87,000	2,653,243	34,291

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

Note 5.                      Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8 Consolidation, the financial activities of this entity are consolidated into our consolidated financial statements.

Note 6.                     Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention for auto liability ranges from $1.0 million to $2.0 million per occurrence depending on the applicable policy year. Our self-insurance retention for workers’ compensation claims is $500,000 per occurrence.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe the resolution of claims and pending litigation, taking into account existing accrued amounts, is likely to have a materially adverse effect on us.

We also are involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.  Based on our knowledge of the facts and advice of outside counsel, management does not believe the outcome of this litigation is likely to have a materially adverse effect on us.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

Note 7.                     Dividends

On August 11, 2011, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on September 2, 2011, and was paid on September 30, 2011. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2011, are as follows:

Goodwill:	In Thousands
Balance at December 31, 2010	$10,313
Amortization relating to deferred tax assets	(13)
Balance at September 30, 2011	$10,300

Intangible Assets:	In Thousands
Balance at December 31, 2010	$52
Amortization	(47)
Balance at September 30, 2011	$5

Intangible assets are being amortized on a straight-line basis over a five-year period.  Annual amortization expense is expected to be $52,000 for fiscal year 2011.

Note 9.                     Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), who makes privately negotiated equity investments.  Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor.  At September 30, 2011, the carrying book balance of our investment in TRP was $2.2 million, and our ownership interest was approximately 2.0%. This balance is included in "Other long-term assets and restricted cash" of our consolidated balance sheet.

In the fourth quarter of 2009, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on the same investment opportunities as TRP. Since its inception, we have contributed approximately $5.2 million to TRP III, leaving an outstanding commitment of $9.8 million as of September 30, 2011.  In accordance with Accounting Standards Codification Topic 323, our investment in TRP III is accounted for using the equity method. At September 30, 2011, our investment balance in TRP III was $4.8 million, and our ownership interest was approximately 6.1%. This balance is included in “Other long-term assets and restricted cash" of our consolidated balance sheet.

Note 10.                   Marketable Equity Securities

We have certain marketable equity securities that are classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of September 30, 2011, our available-for-sale equity investment included in “Other long-term assets and restricted cash" was approximately $4.7 million, including unrealized loss of approximately $510,000.

Note 11.                   Comprehensive Income

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income attributable to Knight Transportation	$16,563	$16,651	$42,778	$44,830
Other comprehensive income:
Net unrealized gain/(loss) from available-for-sale securities	53	202	(315)	202
Total comprehensive income	$16,616	$16,853	$42,463	$45,032

Note 12.                   Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the consolidated balance sheet.  Assets held for sale at September 30, 2011, totaled $14.9 million, compared to $4.1 million at December 31, 2010. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

Note 13.                   Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. For interim reporting purposes, our income tax provisions are recorded based on the estimated annual effective tax rate. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to our history of profitable operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We file U.S. and state income tax returns with varying statutes of limitations.  The 2007 through 2010 tax years generally remain subject to examination by federal authority, and the 2006 through 2010 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations, and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at September 30, 2011.

Note 14.                   Company Share Repurchase Programs

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock.  The repurchase authorization is intended to afford us the flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

Under our share repurchase program, we repurchased 1,147,400 shares of our common stock in the open market for approximately $17.4 million in the third quarter of 2011.  During the nine-month period ended September 30, 2011, we repurchased 4,582,400 shares of our common stock in the open market for approximately $76.6 million. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of September 30, 2011, there were 7,438,556 shares remaining for future purchases under our current repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 15.                   Fair Value Measurements

Our assets and liabilities that have been measured at fair value are based on principles set forth in ASC 820-10, Fair Value Measurements and Disclosure, for recurring and non-recurring fair value measurements of financial and non-financial assets and liabilities. Our financial assets and liabilities also include accounts receivable, accounts payable, and accrued liabilities. Due to the short-term nature of these instruments, their fair value approximates their carrying value on the balance sheet. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2011 and December 31, 2010.

			Level One		Level Two		Level Three
	Balance at September 30, 2011	Balance at December 31, 2010	Balance at September 30, 2011	Balance at December 31, 2010	Balance at September 30, 2011	Balance at December 31, 2010	Balance at September 30, 2011	Balance at December 31, 2010
	(in thousands)
Assets:
Money market funds	-	$22,856	-	$22,856	-	-	-	-
Trading Securities:
Debt securities -municipal securities	-	$24,379	-	-	-	$24,379	-	-
Available-for-sale Securities:
Equity securities -common shares	$4,664	$4,923	$4,664	$4,923	-	-	-	-
Restricted cash and investments:
Money market funds and debt securities –municipal securities	$3,538	$2,879	$832	$811	$2,706	$2,068	-	-

Note 16.                   Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%, over periods generally ranging from six months to four years. We had 208 and 210 loans outstanding from independent contractors and third parties as of September 30, 2011 and December 31, 2010, respectively.

The notes receivable balances are classified separately between current and long-term in the balance sheet.  The current and long-term balance of our notes receivable at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Notes receivable from independent contractors	$1,551	$2,391
Notes receivable from third parties	4,228	3,598
Net investment in sales-type leases	73	128
Gross notes receivable	5,852	6,117
Allowance for doubtful notes receivable	(429)	(480)
Total notes receivable net of allowance	5,423	5,637

Current portion (net of allowance)	1,166	1,391
Long-term portion	$4,257	$4,246

The following lists the components of the net investment in sales-type leases as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Total minimum lease payments to be received	$78	$140
Less: unearned income	(5)	(12)
Net investment in sales-type leases	$73	$128

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

Note 17.                   Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance, including interest, due at September 30, 2011, was approximately $2.9 million, compared to approximately $3.0 million at December 31, 2010. The principal loan and interest balance is recorded in the "Related party notes and interest receivable" line of our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters have been paid in full.  US West Agriculture Exporters, LLC discontinued

operations as of December 31, 2010.  The loan to US West Agriculture Exporters, LLC is secured by guaranties of the members of US West Agriculture Exporters, LLC.  We are currently working with US West Agriculture Exporters, LLC regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of US West Agriculture Exporters, LLC.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

Note 18.                   Line of Credit

In the third quarter of 2011, we amended our line of credit agreement with Wells Fargo Bank to extend the maturity date from September 2012 to July 2016, and to increase the line of credit from $50.0 million $150.0 million. The amended line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. In the third quarter of 2011, we borrowed $50.0 million from the line of credit bearing interest rate of LIBOR plus 0.625%, resulting in a weighted average variable annual percentage rate (APR) of 0.84% for the quarter. Borrowing under our line of credit is recorded in the "Line of credit" line of our consolidated balance sheets.  Our total debt balance was $50.0 million as of September 30, 2011. We also have utilized $25.2 million of our line of credit for letters of credit issued to various regulatory authorities in connection with our self-insurance programs. As of September 30, 2011, the line of credit available for future borrowing was $74.8 million. We are obligated to comply with certain financial and other covenants under our line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. We were in compliance with the covenants at September 30, 2011 and December 31, 2010.

Subsequent to the quarter ended September 30, 2011, we borrowed another $5.0 million under the line of credit bringing our total debt balance to $55.0 million as of the date of this filing.

Note 19.                   Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends current goodwill impairment guidance. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted. Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Introduction

Business Overview

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We use our nationwide network of service centers, one of the country’s largest company-owned tractor fleets, as well as access to the fleets of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, and dedicated truckload services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and truckload freight brokerage services. Through our asset-based and non-asset-based operations, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Our operating strategy for our asset-based operations is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based operations is to match  the shipping needs of our customers, that do not fit our asset-based services, with the  capacity provided by our network of third-party truckload carriers and our rail partners.

Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Over the past seven years, we have implemented our strategy of providing truckload shippers with a diversified range of truckload service offerings, including expanding our operations to include temperature-controlled truckload, brokerage, and port and rail drayage services.  Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this strategic diversified customer offering positions us for growth with existing and new truckload shipping customers. As part of our growth strategy, we also evaluate acquisition opportunities that meet our financial and operating criteria.

The main factors that affect our results are the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers, and our ability to control our costs.

Outlook

We continued to grow our revenue and expand our customer base in the third quarter of 2011. This yielded positive results for the period as we experienced strength in many of the truckload markets we serve. We increased our revenue before fuel surcharge by 13.2% and improved our revenue per tractor excluding fuel surcharge by 4.6% as compared to the third quarter of last year. As many truckload shippers are managing very thin inventories with their just-in-time supply chains, our expertise with short-to-medium length of haul freight and our network of service centers enable us to gain additional market share in this competitive industry.

We are committed to providing our customers a broad and growing range of truckload services and continue to invest considerable resources toward developing a range of solutions for truckload customers across multiple service offerings and transportation modes.  Our objective is to be an industry leader in growth and profitability for each service and mode of truckload transportation we provide.  In our asset-based operations, we achieve this by operating with a low cost per mile while providing a premium level of service.  In our non-asset-based operations, our strategy is to leverage our existing network, customer relationships, and market teams to provide alternatives at a lower cost per transaction than our competitors.

Going forward, we expect generally favorable truckload freight trends to continue through the remainder of the year and believe industry capacity will remain tight, as barriers to effective competition in our markets continue to grow with the rise in commodity and equipment prices, the growing complexity of technology, increased regulation, and the difficulties in obtaining financing.  We believe that we are well positioned to capitalize on strategic opportunities to grow each of our businesses.

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

Since our inception, an important element of our operating model has been an extreme focus on our cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended September 30, 2011, in comparison to the same period in 2010 are:

●	Revenue, before fuel surcharge, increased 13.2%, to $183.4 million from $162.1 million;

●	Net income attributable to Knight was approximately the same at $16.6 million, compared to $16.7 million a year ago; and

●	Net income per diluted share increased 4.7%, to $0.21 per share from $0.20 per share.

In the third quarter of 2011, average revenue per tractor improved 4.6% while average fleet count increased 1.8% when compared to the same period of 2010.  The revenue per tractor improvement was driven by a 2.2% increase in revenue per total mile and a 2.3% increase in miles per tractor.  We realized improvements in revenue per loaded mile, which improved 1.9%, and non-paid empty miles, which improved 2.7%, in the current quarter compared to the same quarter of 2010.  Higher fuel prices continued to negatively affect operating results as the U.S. National Average Diesel Fuel price per gallon increased 31.5% in the third quarter of 2011 compared to the same period of 2010.

We ended the quarter with 3,939 tractors at September 30, 2011, compared to 3,912 tractors a year ago.  Tractors operated by independent contractors increased 6.6%, from 426 tractors to 454 tractors in the third quarter of this year.  At September 30, 2011, tractors operated by independent contractors represented 11.5% of our total fleet, compared to 10.9% a year ago.

Our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 84.9% for the quarter ended September 30, 2011, compared to 83.2% for the same period a year ago.

Our capital expenditures, net of equipment sales, were $98.0 million for the nine months ended September 30, 2011.  At September 30, 2011, our cash and cash equivalents totaled $10.0 million, and our shareholders' equity was $463.0 million.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Columns A and C), and revenue, before fuel surcharge (Columns B and D), for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three-Month Period Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three-Month Period Ended September 30,		(C) (Fuel surcharge included in revenue) Nine-Month Period Ended September 30,		(D) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine-Month Period Ended September 30,

	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses: *
Salaries, wages and benefits	24.4	27.9	30.2	33.0	25.3	28.3	31.4	33.6
Fuel	26.3	23.3	8.7	9.5	26.4	23.7	8.5	9.6
Operations and maintenance	6.0	6.3	7.5	7.5	6.3	6.4	7.8	7.6
Insurance and claims	3.5	3.2	4.4	3.8	3.6	3.4	4.5	4.0
Operating taxes and licenses	1.6	1.9	2.0	2.2	1.8	1.9	2.2	2.2
Communications	0.6	0.7	0.8	0.8	0.5	0.7	0.8	0.9
Depreciation and amortization	8.5	8.9	10.4	10.4	8.7	9.8	10.8	11.5
Purchased transportation	15.5	12.1	19.2	14.2	14.9	10.9	18.5	12.9
Miscellaneous operating expenses	1.4	1.5	1.7	1.8	1.5	1.7	1.8	2.0
Total operating expenses	87.8	85.8	84.9	83.2	89.0	86.8	86.3	84.3
Income from operations	12.2	14.2	15.1	16.8	11.0	13.2	13.7	15.7
Interest income	0.0	0.2	0.1	0.4	0.2	0.3	0.2	0.3
Interest expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other income (expense)	0.0	0.0	0.0	(0.1)	0.0	0.1	0.0	0.1
Income before income taxes	12.2	14.4	15.2	17.1	11.2	13.6	13.9	16.1
Income taxes	4.9	5.7	6.1	6.8	4.5	5.3	5.6	6.3
Net income	7.3	8.7	9.1	10.3	6.7	8.3	8.3	9.8

Net gain/(loss) attributable to noncontrolling interest	0.0	0.0	0.1	0.0	0.0	0.0	0.0	0.0
Net income attributable to Knight Transportation	7.3%	8.7%	9.0%	10.3%	6.7%	8.3%	8.3%	9.8%

* There are minor rounding differences in the table.

Comparison of Nine Months and Three Months Ended September 30, 2011, to Nine Months and Three Months Ended September 30, 2010.

Total revenue for the nine months ended September 30, 2011, increased 18.4% to $642.1 million from $542.4 million for the same period in 2010. Total revenue included $125.8 million of fuel surcharge revenue in the same nine-month period in 2011 compared to $84.7 million in the same period in 2010.  Total revenue for the quarter ended September 30, 2011, increased 18.7% to $227.1 million, from $191.3 million for the same period in 2010. Total revenue for the quarter included $43.7 million of fuel surcharge revenue in the same nine-month period in 2011, compared to $29.2 million in the same period in 2011.

Revenue, before fuel surcharge, increased 12.8% to $516.3 million for the nine months ended September 30, 2011, from $457.7 million for the same period in 2010. Revenue, before fuel surcharge, increased 13.2% to $183.4 million for the quarter ended September 30, 2011, from $162.1 million for the same period in 2010.

In the third quarter of 2011, we experienced revenue growth in all our service offerings. Our brokerage operations experienced 36.2% revenue growth, our refrigerated operations experienced 18.6%, our port and rail services experienced 22.4% revenue growth, and our dry van operations revenue growth was essentially flat compared to the same quarter in 2010.  During the nine-month period ended September 30, 2011, we operated on average 2.7% additional tractors year-over-year compared to the same period last year, while average revenue per tractor increased 3.1%. Our percentage of non-paid miles improved slightly to 10.6% for the nine months ended September 30, 2011, from 10.7% for the same period in 2010. Average revenue per total mile also improved 3.0%.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 31.4% for the nine months ended September 30, 2011, compared to 33.6% for the same period in 2010. Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 30.2% for the three months ended September 30, 2011, compared to 33.0% for the same period in 2010.  The decrease as a percentage of revenue is primarily due to the combination of higher revenue and a decrease in the percentage of our revenue generated by company drivers, as opposed to independent contractors and third-party capacity providers. While salary, wages and benefits decreased as percentage of revenue, we experienced an increase in expense relating to rising healthcare costs provided to our employees. Accruals for workers' compensation benefits also are a component of our salaries, wages and benefits expense.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 8.5% for the nine months ended September 30, 2011, from 9.6% for the same period in 2010. Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 8.7% for the three months ended September 30, 2011, from 9.5% for the same period in 2010. The decrease as a percentage of revenue before fuel surcharge related primarily to an increase in the percentage of loads transported by independent contractors and third-party capacity providers, who pay for their own fuel.  While fuel expense, net of fuel surcharge, decreased as a percentage of revenue, when factoring in our company fuel expense, net of fuel surcharge, and the fuel expense included in our purchased transportation cost, increased fuel prices negatively impacted the operating ratios of our asset-based businesses by more than 100 basis points in the third quarter of 2011 compared to the same period in 2010.  The U.S. National Average Diesel Fuel price per gallon for the third quarter of 2011 increased 31.5% to $3.87 from $2.94 for the same period in 2010.  We continue to mitigate the effects of rising fuel expense by managing our fuel miles per gallon with an intense focus on reducing idle time, managing out of route miles, improving fuel surcharge recovery, and improving the driving habits of our driving associates.  Our fuel surcharge recovery applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  In periods of rising fuel prices, typical fuel surcharge programs are inadequate.  We continue to work with customers to adjust fuel surcharges or make modifications to the base rate to account for the increased fuel prices.  We also continue to update our fleet with more fuel efficient 2010 U.S. EPA emission engines, install aerodynamic devices on our tractors, and trailer blades on our trailers, which lead to meaningful fuel efficiency improvements.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased slightly to 7.8% for the nine months ended September 30, 2011, compared to 7.6% for the same period in 2010. Operations and maintenance expense as a percentage of revenue, before fuel surcharge, remained flat at 7.5% for the three-month periods ended September 30, 2011 and 2010. The year-to-date increase is due to a modest increase in our fleet age, which began to reverse during the third quarter of 2011 as a result of the delivery of a substantial number of new tractors and disposition of older models.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.5% for the nine months ended September 30, 2011, compared to 4.0% for the same period in 2010. For the three months ended September 30, 2011, insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.4% compared to 3.8% for the same quarter in 2010. The higher claims cost is due to an increased severity in liability claims and a slightly higher average cost per claim for self-insured auto liability.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, remained flat at 2.2% for the nine months ended September 30, 2011. Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.0% for the three months ended September 30, 2011, compared to 2.2% for the same period in 2010.

Communications expense as a percentage of revenue, before fuel surcharge, dropped slightly to 0.8% for the nine-month period ended September 30, 2011, compared to 0.9% for the nine-month period ended September 30, 2010.  Communications expense as a percentage of revenue, before fuel surcharge, remained the same at 0.8% for the three-month period ended September 30, 2011, compared to the same period in 2010.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.8% for the nine months ended September 30, 2011, compared to 11.5% for the same period in 2010.  Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, remained the same at 10.4% for the three-month period ended September 30, 2011, compared to the same period in 2010. The year-to-date decrease is due to the combination of higher revenue and an increase in the percentage of our revenue being generated by independent contractors and third-party capacity providers, who own their own vehicles. At September 30, 2011, 11.5% of our fleet was operated by independent contractors, compared to 10.9% a year ago.  On a dollar basis, depreciation and amortization expense increased to $55.9 million for the nine months ended September 30, 2011, from $52.9 million for the same period in 2010. This increase is due to higher equipment prices for EPA compliant engines. The majority of our company-owned tractors are equipped with U.S. EPA 2007 or U.S. EPA 2010 engines.  These engines are designed to provide substantial emissions reductions, and we also believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent trade-in schedule. We also have invested in aerodynamic devices to improve trailer aerodynamics, which lead to meaningful fuel efficiency improvements. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet and our brokerage and intermodal operations, our expense in this category, as a percentage of revenue, may increase going forward if equipment prices continue to inflate.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 18.5% for the nine months ended September 30, 2011, from 12.9% for the same period in 2010.  Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 19.2% for the three months ended September 30, 2011, from 14.2% for the same period in 2010. Purchased transportation is comprised of payments to independent contractors for our dry-van, refrigerated, and port services operations, to third-party carriers in our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. The increase in this category is primarily due to the growth in our brokerage operations, which experienced a 36.2% revenue growth in the third quarter of 2011 compared to the same quarter in 2010. Growth in our independent contractor fleet within our dry-van, refrigerated, and port services operations also contributed to the increase in purchased transportation costs. Purchased transportation payments generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.8% for the nine months ended September 30, 2011, compared to 2.0% for the same period in 2010.  For the quarter ended September 30, 2011, miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.7% compared to 1.8% for the same quarter in 2010. The decrease is primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses, along with an increase in our gain from the sale of used equipment. Gains from the sale of used equipment are included in miscellaneous operating expenses. Gains from the sale of used equipment increased to $4.4 million for the nine months ended September 30, 2011, compared to $3.4 million for the same period a year ago. For the quarter ended September 30, 2011, gains from the sale of used equipment increased to $1.8 million, compared to $1.6 million for the same period a year ago.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 86.3% for the nine months ended September 30, 2011, compared to 84.3% for the same period in 2010.  For the three-months ended September 30, 2011, our operating ratio was 84.9% compared to 83.2% for the same period in 2010.

Interest income as a percentage of revenue, before fuel surcharge, decreased to 0.2% for the nine months ended September 30, 2011, compared to 0.3% for the same period in 2010. Interest income as a percentage of revenue, before fuel surcharge, decreased to 0.1% for the three months ended September 30, 2011, from 0.4% for the same period of 2010.  We also incurred $49,000 in interest expense in the third quarter of 2011 resulting from borrowing under our line of credit.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our estimated effective income tax rate has increased to 40.0% for the nine months ended September 30, 2011, compared to 39.3% for the same period a year ago. The lower estimated tax rate for the prior year was attributed to certain federal tax credits associated with solar panel installations.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 8.3% for the nine months ended September 30, 2011, compared to 9.8% for the same period in 2010. For the three-months ended September 30, 2011, our net income, as a percentage of revenue before fuel surcharge, decreased to 9.1%, compared to 10.3% for the same period in 2010.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $122.4 million for the nine months ended September 30, 2011, compared to $78.1 million provided during the same period in 2010. In the current year we received net proceeds of $24.4 million from short-term investments held for trading, compared to the net usage of $3.4 million a year ago. Excluding the changes in our short-term investments, our net cash provided by operating activities would have been $98.0 million for the nine months ended September 30, 2011, compared to $81.6 million for the same period a year ago. The increase is primarily due to a reduction in estimated income tax payments made in the nine months ended September 30, 2011.

Net cash used in investing activities was $100.7 million for the nine months ended September 30, 2011, compared to $89.2 million for the same period in 2010. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of proceeds from equipment sales, increased to $98.0 million for the nine months ended September 30, 2011, compared to $87.1 million for the same period in 2010. We estimate net capital expenditures to be in the range of $130.0 million for 2011 as we continue to refresh our fleet and add additional capacity.  We expect our net capital expenditures to significantly decrease in 2012 as our newer fleet will require fewer replacement trucks.

Net cash used in financing activities was $39.6 million for the nine months ended September 30, 2011, compared to $10.1 million for the same period in 2010. The increase in cash usage in financing activities is primarily due to cash payments for stock repurchases in the current year, off-set by $50.0 million cash inflow from borrowing under our line of credit. For the nine months ended September 30, 2011, we repurchased 4,582,400 shares of our common stock for $76.6 million. We did not buy-back shares in 2010. Cash proceeds from exercises of stock options also decreased to $1.6 million for the nine months ended September 30, 2011, compared to $3.7 million for the same period a year ago. We also paid $14.8 million for cash dividends for the nine months ended September 30, 2011, compared to $14.2 million for the same period last year. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Over the last few years, we have maintained a line of credit that permits revolving borrowings and letters of credit totaling $50.0 million. During the third quarter of 2011, we amended our existing line of credit to increase the maximum borrowing capacity to $150.0 million. The new line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. At September 30, 2011, our outstanding debt balance under our line of credit is $50.0 million, which is classified as a long-term liability on the "line of credit" line in the balance sheet. The amounts borrowed had a weighted average interest rate of 0.84% for the quarter ended September 30, 2011. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $25.2 million at September 30, 2011. Combining the amounts borrowed and letters of credit issued, we have $74.8 million available for future borrowing under our line of credit. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were in compliance with these covenants at September 30, 2011.

Over the last twelve-month period we have returned $159.1 million to our shareholders in the form of quarterly dividends, special dividend, and stock repurchases. Our cash balance at September 30, 2011, was $10.0 million, and we ended the third quarter with $463.0 million of shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next twelve months and beyond, as well as acquisitions of revenue equipment, with cash flows from operations and borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur additional debt, enter into capital leases, or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We continue to evaluate strategic growth and acquisition opportunities to enhance the returns for our shareholders over time.  In this environment we feel well-positioned to capitalize on opportunities to grow revenues in each of our businesses.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of September 30, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, allowance for doubtful accounts, depreciation, impairment of long-lived assets, estimated claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2011, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2010 Annual Report on Form 10-K.

Seasonality

Results of operations in the transportation industry frequently show a seasonal pattern. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which could have a materially adverse effect on our operations.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the third quarter of 2011, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.3 million on an annualized basis.

Historically, we have invested our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., money market funds, and equity securities (e.g., common stock).  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of September 30, 2011 and December 31, 2010, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Based on its present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe the resolution of claims and pending litigation, taking into account existing accrued amounts, is likely to have a materially adverse effect on us.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchase of shares of our common stock during the third quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
07/01/11 – 07/31/11	120,000	$15.78	120,000	8,465,956
08/01/11 – 08/31/11	1,027,400	$15.06	1,027,400	7,438,556
09/01/11 – 09/30/11	-	-	-	7,438,556
Total	1,147,400	$15.13	1,147,400	7,438,556

(1)
On May 19, 2011, we announced that our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock.  The repurchase program is effective until the share limit is reached, or the program is terminated.  See Note 14 for additional information with respect to our share repurchase program.

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

	(4.4)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

Exhibit 10		Material Contracts

	(10.1)*	Fifth Modification Agreement to Credit Agreement by and among Knight Transportation, Inc. and Wells Fargo Bank, N.A. dated July 26, 2011.

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.

Exhibit 101		Interactive Data File

	(101.INS)**	XBRL Instance Document.

	(101.SCH)**	XBRL Taxonomy Extension Schema Document.

	(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.

	(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2011	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: November 9, 2011	By:	/s/ David A. Jackson
David A. Jackson
President and Chief Financial Officer, in his capacity as such and on behalf of the registrant