Form 10-K
period 2011-12-31
KNIGHT TRANSPORTATION INC
filed 2012-02-29
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
[  ] Yes   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, was approximately $1.0 billion (based upon $16.99 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 10, 2012 was 79,549,455.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on May 17, 2012 have been incorporated by reference into Part III of this Form 10-K.

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

General

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We use our nationwide network of service centers, one of the country's largest company-owned tractor fleets, as well as access to the fleets of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, and dedicated truckload services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and truckload freight brokerage services. Through our asset-based and non-asset-based operations, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

We were founded as a provider of dry van truckload services.  In 2004, we took the first step towards our strategy of providing truckload shippers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC.  In 2005, we created Knight Brokerage, LLC, which has developed relationships with thousands of carriers wherein they provide their third-party owned assets for truckload services to our customers.  In 2008, we further enhanced our services by creating Knight Port Services, LLC (formerly known as Knight Intermodal, LLC), which provides environmentally friendly coastal drayage services with 2007 and 2010 U.S. EPA compliant engines. Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this diversified customer offering strategically positions us for growth with existing and new truckload shipping customers.

In the past, we identified two reportable segments comprised of an asset-based segment and a non-asset-based segment.  As we broaden the range of our truckload solutions for our customers across multiple service offerings and transportation modes, we assess the impact of these changes on our determination of operating and reportable segments.  Based on the guidance set forth in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting, we have determined that we have one reportable segment as all five operating segments meet all of the aggregation criteria.  Based on our 2011 evaluation, we concluded that all operating segments exhibit similar long-term economic characteristics, have similar performance indicators, and are exposed to the same competitive, operating, financial, and other risk factors.

Operations

Our operating strategy is to gain truckload market share by leveraging our services, relationships, and service center network, and to improve asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload alternatives for our customer. This operating strategy allows us to take advantage of the large amount of truckload freight transported in North America. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers through the third-party capacity provided by our network of third-party truckload carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our operating strategy includes the following important elements:

Regional Service Centers. While our corporate headquarters is in Phoenix, Arizona, our operations are decentralized and handled in our service centers located throughout the country.  We believe that regional operations offer several advantages, including:

•	obtaining greater freight volumes;
•	achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles;
•	enhancing safety and driver development and retention;
•	enhancing our ability to provide a high level of service and consistent capacity to our customers; and
•	enhancing accountability for performance and growth.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We focus on operating in particular geographical markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas. We maintain a modern tractor and trailer fleet in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts supplies. We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2010 EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which lead to meaningful improvements in fuel efficiency.

Customer Service. We offer a high level of service to our customers, and we seek to establish ourselves as a preferred truckload solutions provider for our customers. We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service. Our services include dry van truckload, temperature-controlled truckload, and dedicated truckload services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and truckload freight brokerage services, multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. We price our services commensurately with the level of service our customers require and the conditions in market demand. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more safely, securely, and efficiently and the investment is cost-justified. We use a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. We have installed Qualcomm's satellite-based tracking technology in substantially all of our tractors, which allows us to rapidly respond to customer needs and facilitates efficient communications between our drivers and service centers. The majority of our trailers are equipped with VeriWise trailer-tracking technology that allows us to more effectively manage our trailers. We have purchased and developed software for our non-asset-based businesses that provides greater visibility to capacity of our third party providers and enhances our ability to provide our customers solutions with a high level of service. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

Growth Strategy

Our growth strategy is focused on the following key areas:

Expanding existing service centers. Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. Although we continue to seek opportunities to further increase our business in this manner, our primary focus is on developing and expanding our existing service centers by strengthening our customer relationships, adding new customers, and expanding the range of truckload solutions offered from these service centers.

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

Diversifying our service offerings. Each of our truckload service offerings produced revenue growth in 2011.  These offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain objectives.  We plan to continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our diversified service offerings.

Opportunities to make selected acquisitions. We are regularly evaluating acquisition opportunities. Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers. Although our primary focus for growth is internal, we continue to evaluate acquisition opportunities.

We are one of the few large scale truckload transportation providers that continues to convert top line revenue growth into increased capacity in its tractor fleet.  We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide many truckload solutions for our customers.  We maintain the flexibility within our decentralized network to adapt to market conditions.  We believe our unique mix of regional management, while centralizing certain business functions to leverage the collective economies of scale, allows us to develop future leaders with relevant operating experience, minimize the diseconomies of scale that can come with size, take advantage of regional knowledge, and manage our business with a high level of performance accountability.

Marketing and Customers

Our marketing mission is to be a strategic truckload capacity partner for our customers by providing truckload transportation solutions customizable to the unique needs of our customers.  We deliver these capacity solutions through our network of owned assets, contracted independent contractors, third-party carriers, and our rail providers. The diverse and premium services we offer provide a comprehensive approach to providing supply chain solutions to our customers.

Our sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals. Our sales team emphasizes our high level of service, our ability to accommodate a variety of customer needs, our ability to provide consistent capacity, and our financial strength.

We strive to maintain a diversified customer base. For the year ended December 31, 2011, our top 25 customers represented approximately 41% of revenue; our top 10 customers represented approximately 25% of revenue; and our top 5 customers represented approximately 17% of revenue. No single customer represented more than 5% of revenue in 2011. Most of our truckload carriage contracts are cancelable on 30 days' notice.

To be responsive to the needs of our customers and drivers, we offer dedicated services, in which we assign particular drivers and equipment to prescribed routes.  This can provide customers a guaranteed source of capacity, and level of service.  Our dedicated fleet services may provide a significant part of a customer's transportation requirements. Under a dedicated carriage service agreement, we can provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

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

Drivers, Other Employees, and Independent Contractors

As of December 31, 2011, we had 4,682 employees, of which 3,817 were drivers. None of our employees are subject to a union contract.

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

In 2008, we launched a wholly-owned subsidiary, Squire Transportation, LLC.  Squire is our asset-based training company focused on developing skilled, productive, and safe drivers. Squire's mission is to provide our drivers with the skills necessary to have a driving career with us. Squire is not a revenue-generating segment, as trainees enrolled in the training program are employees of the company. We believe Squire will continue to be very beneficial in terms of recruiting and retaining qualified drivers.

Our drivers are compensated on a per mile basis, based on the length of haul, and a predetermined number of miles. Drivers are also compensated for additional flexible services provided to our customers. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Certain employees, who meet eligibility criteria, also participate in our equity compensation plan.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional revenue equipment. We intend to continue our use of independent contractors. As of December 31, 2011, we had 467 tractors owned and operated by independent contractors under contract. Independent contractors enter into a contract with us whereby the independent contractor provides the tractor and a driver to service the load offered to them. We pay independent contractors a fixed level of compensation based on a predetermined number of loaded and empty miles. We offer maintenance services to our independent contractors, although they are financially responsible for the costs, and pay for their own fuel. We provide trailers for each independent contractor. In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. These loans are secured by a lien on the revenue equipment. As of December 31, 2011, outstanding loans to independent contractors totaled approximately $1.3 million.

Revenue Equipment

As of December 31, 2011, we operated 3,509 company-owned tractors with an average age of 1.7 years. We also had under contract 467 tractors owned and operated by independent contractors. Our trailer fleet consisted of 8,986 53-foot long trailers with an average age of 5.3 years and includes 1,031 temperature-controlled trailers.

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

In 2002, the Environmental Protection Agency ("EPA") implemented regulations limiting exhaust emissions.  Regulations limiting exhaust emissions became more restrictive in 2007 and 2010. In part to offset the costs of compliance with these requirements, some manufacturers have significantly increased new equipment prices. Equipment prices may continue to increase as new emission standards released by the EPA are implemented.  If new equipment prices increase more than anticipated, we may be required to increase our capital investments and depreciation expense and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected.

Safety and Risk Management

We are committed to safe and secure operations. We conduct intensive orientation, including defensive driving training for all driving associates, which includes our company drivers, independent contractors, and trainees.  We regularly communicate with driving associates to promote safety and instill safe work habits through effective use of various media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Vice President of Safety and Risk Management.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers' licenses and also requires that we perform drug and alcohol testing that meets DOT regulations. Our program includes pre-employment, random, and post-accident drug testing and all other testing required by the DOT. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2011 to January 31, 2012, our SIR was $2.0 million with no responsibility for "aggregate" losses.  For the policy period February 1, 2012 to January 31, 2013 our SIR is $2.0 million and we are responsible for additional $1.0 million in "aggregate" losses.   In the past, our retention generally ranged from $1.0 million to $2.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $55.0 million per occurrence.  We also carry a $2.5 million dollar aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant.

Competition

The trucking industry is highly competitive and fragmented. We compete primarily with other truckload carriers, and logistics providers, as well as railroads and air freight providers.  We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, pricing (rates), the availability and configuration of equipment that meets a variety of customers' needs, and our availability to provide multiple solutions to our customers.

The operating environment of the trucking industry has been especially challenging over the last three years. While freight demand remained consistent throughout most of 2010, the market softened towards the end of the year, and we experienced a weaker than usual first quarter of 2011, particularly in the West Coast.  However, we experienced improved freight demand with each subsequent quarter of 2011.

Although we continue to see modest improvements in the general economic environment, there continues to be evidence that many truckload carriers are challenged with weak balance sheets, aging fleets, and rising costs. We expect the challenging truckload market to yield opportunities to continue to capture market share over time. We believe we are well-positioned to gain market share in the current environment and thrive as the market improves when truckload capacity decreases and/or freight demand increases.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  In December of 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle. The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future. The rule proscribed two new requirements regarding driving hours. First, drivers must take 30 minute breaks after 8 hours of consecutive driving. Second, the rule reduced the total hours a driver is permitted to work during each week from 82 to 70.

The new rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart." While there were previously no conditions limiting the use of 34-hour restart periods, the new rule requires that a 34-hour restart may only be used once per week and only after the driver has observed two rest periods between 1 a.m. and 5 a.m. The new rule also adjusted the definition of "off-duty time" to exclude from hourly limits driver time spent in a parked vehicle. Finally, the rule defined what violations of hours-of-service rules are considered "egregious," and provided for enhanced penalties to carriers for when such violations occur.

We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules. On the whole, however, we believe that the new rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

The FMCSA's new Comprehensive Safety Analysis 2010 ("CSA") initiative introduced a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  Please refer to "Item 1A. Risk Factors" for more information regarding CSA.

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

Finally, the FMCSA has proposed new rules that will require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors (paperless logs) to electronically monitor truck miles and enforce hours-of-service.  We have proactively installed electronic, on-board recorders on almost all of our company tractors.  While there may be some impact on utilization, we believe that the on-board recorders may facilitate increased efficiencies that would mitigate the impact on utilization.

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

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time-to-time. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for employers of independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees' overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

EPA regulations limiting exhaust emissions became effective in 2002 and became more restrictive for engines manufactured in 2007 and again for engines manufactured after January 1, 2010. In May of 2010, an executive memorandum was adopted directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel-efficiency standards for heavy tractors. In August of 2011, the EPA released fuel economy standards for heavy trucks for the first time. These standards will require a fuel economy improvement of approximately 20% by 2018, starting with the 2014 model year. California adopted new performance requirements for diesel tractors, with targets to be met between 2011 and 2023. In December 2008, California also adopted new trailer regulations, which require all 53-foot or longer box-type trailers that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California. Beginning January 1, 2010, model year 2011 and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, which allows them to phase in their compliance over time. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed, diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us. The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas air quality standards. Federal and state lawmakers have also considered a variety of climate-change proposals. New greenhouse gas regulations could increase the cost of new tractors, impair productivity, and increase our operating expenses.

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

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to invest $5.0 million out of approximately $260.0 million. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor. In 2011, we received $115,000 earn-out for a TRP portfolio company that was sold in 2010, which resulted a $1.3 million gain in the year of the sale. The distribution received in 2011 was recognized as income in the current year. We also recorded a $960,000 impairment in 2010 for an other-than-temporary loss in investment on the remaining TRP portfolio.  At December 31, 2011, the carrying book balance of our investment in TRP was $2.2 million, and our ownership interest was approximately 2.0%.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2011, we have contributed approximately $5.2 million to TRP III. Our outstanding commitment to TRP III was approximately $9.8 million as of December 31, 2011. Our investment in TRP III is accounted for using the equity method. In 2011, we recorded a gain of $74,000 in our investment in TRP III, compared to a $319,000 loss for the same period in 2010. At December 31, 2011, our investment balance in TRP III was approximately $4.9 million, and our ownership interest was approximately 6.1%.

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

In 2010, we invested $5.0 million in marketable equity securities classified as available-for-sale securities.  As of December 31, 2011, taking into account 2011 activity, our available-for-sale equity investment balance included in "Other long-term assets and restricted cash" was approximately $4.2 million, including net unrealized losses of $455,000 for the year.

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

Although we experienced significant and rapid growth in revenue and profits since the inception of our business in 1990, our growth slowed in recent years until rebounding in 2011.  There can be no assurance that our business will grow substantially or without volatility.  Moreover, we may not be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

Our operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may lead to an increase in the cost of fuel.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and customers may seek to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful.  In addition, CSA and stricter hours-of-service limitations in the future may reduce effective driving capacity in our industry.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  If a shortage of drivers were to occur, or if we were unable to continue to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, increase the number of our tractors without drivers (which would lower our profitability), or further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for employers of independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods.

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  In December of 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle.  The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future.  The rule proscribed two new requirements regarding driving hours.  First, drivers must take 30 minute breaks after 8 hours of consecutive driving.  Second, the rule reduced the total hours a driver is permitted to work during each week from 82 to 70.

The new rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart." While there were previously no conditions limiting the use of 34-hour restart periods, the new rule requires that a 34-hour restart may only be used once per week and only after the driver has observed two rest periods between 1 a.m. and 5 a.m.  The new rule also adjusted the definition of "off-duty time" to exclude from hourly limits driver time spent in a parked vehicle. Finally, the rule defined what violations of hours-of-service rules are considered "egregious," and provided for enhanced penalties to carriers for when such violations occur.

We are unable to predict the impact that the new hours-of-service rules may have, how a court may rule on challenges to such rules, and to what extent the FMCSA might attempt to materially revise the rules.  On the whole, however, we believe that the new rules will decrease productivity and cause some loss of efficiency, as drivers and shippers may need to be retrained, computer programming may require modifications, additional drivers may need to be employed or engaged, additional equipment may need to be acquired, and some shipping lanes may need to be reconfigured.  We are also unable to predict the effect of any new rules that might be proposed if the issued rule is stricken by a court, but any such proposed rules could increase costs in our industry or decrease productivity.

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

The FMCSA's CSA implemented a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  As discussed more fully below, CSA may reduce the number of eligible drivers and/or negatively impact our fleet ranking.

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

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. The occurrence of future deficiencies could cause high-quality drivers to seek other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety rating may increase and thus provide for increases in driver-related compensation costs.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

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

EPA regulations limiting exhaust emissions became more restrictive in 2010.  In May 2010, an executive memorandum was adopted directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel efficiency standards for heavy tractors, beginning in 2014.  In August of 2011, the EPA released fuel economy standards for heavy trucks for the first time.  These standards will require a fuel economy improvement of approximately 20% by 2018, starting with the 2014 model year.  In December 2008, California adopted new performance requirements for diesel tractors, with targets to be met between 2011 and 2023.  California also has adopted aerodynamics requirements for certain trailers.  These regulations, as well as proposed regulations or legislation related to climate change that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gas, could adversely affect our operations and financial results.  In addition, increasing efforts to control emissions of greenhouse gases are likely to have an impact on us.  The EPA has announced a finding relating to greenhouse gas emissions that may result in promulgation of greenhouse gas emission limits.  Federal and state lawmakers also are considering a variety of climate-change proposals.  Compliance with such regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses.  These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

Our Indianapolis service center is located approximately one-tenth of a mile east of Reilly Tar and Chemical Corporation, a federal superfund site listed on the National Priorities List for cleanup.  The Reilly site has known soil and groundwater contamination.  There also are other sites in the general vicinity of our Indianapolis property that have known contamination.  Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area's contamination but it is possible that we could be responsible for cleanup costs regardless.

If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In order to reduce exhaust emissions and traffic congestion, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle and/or travel. These restrictions could force us to alter our drivers' behavior and routes, purchase on-board power units that replaces the engine power and eliminates idling, or face a decrease in productivity.

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

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2011, our top 25 customers, based on revenue, accounted for approximately 41% of our revenue; our top 10 customers, approximately 25% of our revenue; and our top 5 customers, approximately 17% of our revenue.  We operate in a highly competitive industry and generally do not have long-term contractual relationships with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

We depend on third parties, particularly in our rail intermodal and brokerage businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer rail intermodal and brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.

Our rail intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers.  In most markets, rail service is limited to a few railroads or even a single railroad.  Any reduction in service by the railroads with which we have, or in the future may have, relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

Our brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers.  These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity.  Our inability to secure the services of these third parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure.  We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and deploy the backup systems from an alternative location.  However, this alternative location may be subject to the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption.

Efforts by labor unions could divert management's attention and could have a materially adverse effect on our operating results.

We face the risk that Congress or one or more states will approve legislation significantly affecting our business and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization. Any attempt to organize by our employees could result in increased legal and other associated costs.  In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Our headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet.  The following table provides information regarding the location of our service centers and/or offices as at December 31, 2011:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	No	No	Leased
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	No	No	Leased
Las Vegas, NV	Yes	No	No	Leased
Memphis, TN	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.	Market for Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol KNX on the New York Stock Exchange ("NYSE").  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE.

2011	High	Low
First Quarter	$20.12	$18.00
Second Quarter	$19.96	$15.78
Third Quarter	$17.79	$12.78
Fourth Quarter	$16.09	$12.63

2010	High	Low
First Quarter	$21.34	$17.50
Second Quarter	$22.38	$18.81
Third Quarter	$22.30	$18.43
Fourth Quarter	$20.16	$17.67

As of February 1, 2012, we had 71 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 28, 2012, the closing market price of our common stock on the NYSE was $17.18 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24
2010 dividend paid per common share	$0.05	$0.06	$0.06	$0.81	$0.98

In addition to the routine quarterly dividend, we declared and paid a special cash dividend of $0.75 per share in the fourth quarter of 2010, totaling $0.81 per share for the quarter.

Our most recent dividend, which was declared in February of 2012 for $0.06 per share, is scheduled to be paid in March of 2012.

We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock. As of December 31, 2010, there were 2,020,956 shares remaining for future purchases. On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. During the year ended December 31, 2011, we repurchased 4,582,400 shares of its common stock in the open market that were retired and made available for future issuance.  We did not repurchase any shares during the fourth quarter of 2011.  As of December 31, 2011, there were 7,438,556 shares remaining for future purchases under our current repurchase program.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2011, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

For the Years Ended December 31,
(Dollar amounts in thousands, except per share amounts and operating data)

	2011	2010	2009	2008	2007
Statements of Income Data:
Revenue, before fuel surcharge	$697,286	$615,654	$571,496	$595,563	$601,359
Fuel surcharge	168,913	115,055	80,225	171,372	112,224
Total revenue	866,199	730,709	651,721	766,935	713,583
Operating expenses	766,178	635,494	569,725	674,277	611,141
Income from operations	100,021	95,215	81,996	92,658	102,442
Interest income & other income	1,347	2,397	1,899	1,430	1,983
Interest expense	(180)	-	-	-	-
Income before income taxes	101,188	97,612	83,895	94,088	104,425
Net income	60,708	58,979	50,563	56,261	63,123
Net income attributable to Knight	60,248	59,072	50,563	56,261	63,123
Basic earnings per share	0.74	0.71	0.61	0.66	0.73
Diluted earnings per share	0.74	0.70	0.60	0.66	0.72
Balance Sheet Data (at end of period):
Working capital	$110,082	$124,779	$158,693	$117,254	$104,901
Total assets	737,583	676,987	686,473	646,940	643,364
Long-term debt	55,000	-	-	-	-
Cash dividend per share on common stock (1)	0.24	0.98	0.19	0.15	0.11
Knight Transportation Shareholders' equity	476,359	507,533	520,158	483,904	487,550
Operating Data (Unaudited):
Operating ratio (2)	88.5%	87.0%	87.4%	87.9%	85.6%
Operating ratio, excluding fuel surcharge (3)	85.7%	84.5%	85.7%	84.4%	83.0%
Average revenue per tractor (4)	$157,076	$150,992	$143,560	$150,543	$151,945
Average length of haul (miles)	483	478	470	518	542
Empty mile factor	10.6%	10.7%	11.9%	11.8%	12.8%
Tractors operated at end of period (5)	3,976	3,866	3,736	3,699	3,758
Trailers operated at end of period	8,986	9,008	8,595	9,155	8,809

(1)	In addition to the quarterly dividend paid in all four quarters of 2010, we declared and paid a special dividend of $0.75 per share in the fourth quarter of 2010.
(2)	Operating expenses as a percentage of total revenue.
(3)
Operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge. Management believes that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

(4)	Average revenue per tractor includes revenue for our assets based operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our non-assets based operations.
(5)
Includes: (a) 467 independent contractor operated vehicles at December 31, 2011; (b) 446 independent contractor operated vehicles at December 31, 2010; (c) 329 independent contractor operated vehicles at December 31, 2009; (d) 185 independent contractor operated vehicles at December 31, 2008; and (e) 231 independent contractor operated vehicles at December 31, 2007.

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

Introduction

Business Overview

We are one of North America's largest truckload transportation providers.  We offer a broad range of truckload services through a nationwide network of service centers, one of the country's largest company-owned tractor fleets, and contractual access to the fleets of thousands of third-party equipment providers. We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services.  Our objective is to operate our businesses with industry-leading margin and growth, while providing safe, high-quality, cost-effective solutions for our customers.

Our current services include dry van truckload, temperature-controlled truckload, and dedicated truckload services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and truckload freight brokerage services. Through this range of services, we are able to transport, or arrange for the transportation of, a wide range of commodities for a diversified customer base throughout the United States and parts of Canada and Mexico.

Our operations involve a range of investments in capital assets, and expected operating margins.  Our asset-based businesses generally include dry van truckload, refrigerated truckload, dedicated truckload, and drayage services.  Our non-asset-based services generally include rail intermodal and truckload brokerage services.  However, within our asset-based services, the use of owner-operators to provide tractors lowers the capital investment in certain of our dry van and refrigerated operations.  In addition, drayage operations generally involve less expensive tractors with longer lives, and do not require a large investment in trailers.  In recent years, the less asset-intensive portions of our business have grown faster than the more asset-intensive portions of our business.  We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Our operating strategy for our asset-based operations is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based operations is to match the shipping needs of our customers that do not fit our asset-based services, with the capacity provided by our network of third-party truckload carriers and our rail partners. This operating strategy allows us to leverage our existing network and marketing personnel to provide our customers alternatives at a low cost per transaction.

The main factors that affect our results are industry-wide economic factors, such as supply and demand and fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers (including our rail partners), and our ability to control costs.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The most significant expenses in our business include fuel, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors and third-party equipment providers (which are recorded on the "Purchased Transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is the operating ratio of each of our businesses, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception, an important element of our operating model has been an extreme focus on cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 were as follows:

•	Total revenue, including fuel surcharge, increased 18.5%, to $866.2 million from $730.7 million;
•	Revenue, before fuel surcharge, increased 13.3%, to $697.3 million from $615.7 million;
•	Net income attributable to Knight increased 2.0%, to $60.2 million from $59.1 million; and
•	Net income attributable to Knight per diluted share increased to $0.74 from $0.70.

Overall, freight demand and industry-wide supply of tractors and trailers were in relative equilibrium during 2011, although occasional peaks in demand created opportunities to increase freight rates overall.  Freight demand was weak in the first quarter of 2011, particularly on the West Coast, but improved with each subsequent quarter of the year. Our fourth quarter of 2011 was particularly strong as our asset-based businesses (dry van, refrigerated, and port/rail services) demonstrated healthy operating fundamentals to achieve a 6.8% improvement in revenue before fuel surcharge per tractor, when compared to the same quarter of last year. This was the most significant improvement in the last six quarters.

In 2011, we operated an average 3,908 tractors, an increase of 91 tractors from a year ago. We finished the year with 3,976 tractors in the fleet, up 110 tractors from 2010. Equipment productivity, as measured by average revenue before fuel surcharge per tractor, increased 4.0% in 2011. The improvement in our equipment productivity was attributable to improvements in our freight mix and contract pricing resulting from favorable trends in a recovering truckload freight market.

Our average length of haul increased 1.0% to 483 miles in 2011 from 478 miles in 2010. Miles per tractor increased 1.1% overall for the year, and 4.1% in fourth quarter of 2011 compared to the same quarter a year ago. Non-paid empty miles were 10.6% for 2011, compared to 10.7% for 2010.

During 2011, our cash and short-term investment balance decreased $42.8 million, after returning $96.1 million to our shareholders in the form of quarterly cash dividends and stock repurchases.  At December 31, 2011, our balance sheet reflected $9.6 million in cash, cash equivalents and short-term investments, and shareholders' equity attributable to Knight of $476.4 million. In 2011, we generated $160.7 million in cash flow from operations and used $138.3 million for capital expenditures net of equipment sales.

Since inception, we have been profitable through multiple economic cycles. We view these cycles as opportunities to gain market share from competitors that do not have the financial staying power to survive the cycles. These cycles also provide valuable experience to our managers that will help us develop the leaders to grow this business profitably.

Our liquidity is not materially affected by off-balance sheet transactions.  See "Off-Balance Sheet Transactions" on page 27 for a description of our off-balance sheet transactions.

Trends and Outlook

We have created a service network with financial accountability, a modern fleet, and the capability of serving multiple truckload modes to customers in North America. We believe our operating strategies are contributing factors to our revenue and earnings growth.

While all our businesses produced revenue growth, a meaningful percentage of our growth in 2011 came through less capital-intensive operations such as brokerage, intermodal, drayage services, and growing our independent contractor fleet. Though economic recovery appears modest, freight demand has been strong in certain markets, especially during seasonal periods. We expect volume level improvement in future quarters, as the general economy strengthens.

In 2012, we expect truckload freight demand to continue to expand, although rising fuel prices, global political and economic forces, the strength of the dollar against other currencies, and other factors outside our control could affect freight volumes.  We expect that CSA, the new hours-of-service rules, and other regulations could result in a reduction in effective capacity, a negative impact on equipment utilization, and driver shortages.  Assuming freight demand is improving, we believe carriers that are well-positioned to meet such challenges will have opportunities to increase market share and revenue per mile.  On the cost side, rising fuel prices are not fully offset by fuel surcharges and negatively impact earnings.  Additionally, revenue equipment and tire prices, as well as driver pay, are expected to increase.  In this environment, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, intense focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue and revenue, before fuel surcharge, for each of the three fiscal years indicated below. Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge. Management believes that eliminating the impact of this potentially volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

	2011	2010	2009		2011	2010	2009

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge(1)				Revenue, before fuel surcharge(1)
Operating expenses:				Operating expenses:
Salaries, wages and benefits	25.3	28.3	30.5	Salaries, wages and benefits	31.3	33.5	34.8
Fuel (2)	26.1	23.9	21.5	Fuel (3)	8.3	9.6	10.5
Operations and maintenance	6.2	6.4	6.6	Operations and maintenance	7.7	7.6	7.5
Insurance and claims	3.5	3.4	3.4	Insurance and claims	4.3	4.1	3.9
Operating taxes and licenses	1.8	1.9	2.1	Operating taxes and licenses	2.2	2.3	2.4
Communications	0.6	0.7	0.8	Communications	0.8	0.9	0.9
Depreciation and amortization	8.8	9.7	11.0	Depreciation and amortization	10.9	11.5	12.5
Lease expense – revenue equipment	0.0	0.0	0.0	Lease expense – revenue equipment	0.0	0.0	0.0
Purchased transportation	14.9	11.2	9.5	Purchased transportation	18.5	13.3	10.8
Miscellaneous operating expenses	1.3	1.5	2.0	Miscellaneous operating expenses	1.7	1.7	2.4
Total operating expenses	88.5	87.0	87.4	Total operating expenses	85.7	84.5	85.7
Income from operations	11.5	13.0	12.6	Income from operations	14.3	15.5	14.3
Net interest and other income	0.2	0.4	0.3	Net interest and other income	0.2	0.4	0.3
Income before income taxes	11.7	13.4	12.9	Income before income taxes	14.5	15.9	14.6
Income taxes	4.7	5.3	5.1	Income taxes	5.8	6.3	5.8
Net income	7.0	8.1	7.8	Net income	8.7	9.6	8.8
Net gain attributable to noncontrolling interest	0.0	0.0	0.0	Net gain attributable to noncontrolling interest	(0.1)	0.0	0.0
Net income attributable to Knight Transportation	7.0%	8.1%	7.8%	Net Income attributable to Knight Transportation	8.6%	9.6%	8.8%

(1)	There are minor rounding differences in the table.
(2)	Gross fuel expense without fuel surcharge.
(3)	Fuel expense, net of fuel surcharge.

A discussion of our results of operations for the periods 2011 to 2010 and 2010 to 2009 is set forth below.

Fiscal 2011 Compared to Fiscal 2010

Total revenue increased 18.5% for 2011 to $866.2 million from $730.7 million for 2010. Total revenue included $168.9 million of fuel surcharge revenue in 2011 and $115.0 million of fuel surcharge revenue in 2010. Due to rising fuel prices and improvement in our freight mix and contract pricing, our fuel surcharge revenue increased 46.8% in 2011 from a year ago. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because we believe that eliminating the impact of this, at times volatile source of revenue, affords a more consistent basis for comparing our operating results from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 13.3% to $697.3 million for 2011, from $615.7 million in 2010. We experienced revenue growth in each of our businesses in 2011. Growth in our asset-based operations was attributable to a combination of improved productivity and pricing which contributed to the 2.9% improvement in average revenue per total mile. We added 91 average tractors to the average size of our fleet, and produced marginal improvements in our non-paid empty mile percentage rate.  Our average freight revenue per tractor per week improved 4.0% to $3,021 per tractor in 2011, from $2,904 per tractor in 2010. In addition to the improvement in our equipment productivity, we also increased our average length of haul 1.0% from a year ago. We ended 2011 with 3,976 tractors, including owner-operated tractors, an increase of 110 tractors from a year ago.  If the economy continues to improve gradually, and capacity remains tight, we anticipate obtaining overall rate increases in 2012 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 31.3% in 2011 from 33.5% in 2010.  Our 2010 expense in this category included a non-cash $2.5 million pre-tax ($2.0 million after tax) stock compensation charge related to an adjustment to the straight-line recognition of expense as prescribed in ASC 718 and the accelerated vesting of equity awards under our equity compensation plan as a result of the passing of a senior executive.  Our accrual for workers' compensation benefits and stock based compensation expense are components of our salaries, wages and benefit expense.  We believe that the driver market is tightening and expect the implementation of CSA to reduce further the pool of available drivers, which could require us to increase driver pay in 2012.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 8.3% in 2011, from 9.6% in 2010. Fuel costs in total dollars increased as U.S. National Average Diesel Fuel price increased more than 25% in 2011.  Our fuel cost as a percentage of revenue improved due to the significant revenue growth of our non-asset-based business where no fuel expense is incurred, and a 15.3% increase in the percentage of our fleet miles driven by independent contractors, who buy their own fuel, higher fuel surcharge recovery, fuel efficiency initiatives such as trailer blades, newer tractors, and idle-control programs.  We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense, however, most fuel surcharge programs have not adequately offset the additional cost related to the increase in the average price of diesel.  Fuel surcharge revenue was $168.9 million in 2011, compared to $115.1 million in 2010.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased slightly to 7.7% in 2011, from 7.6% in 2010. Equipment maintenance costs increased as the average age of our fleet peaked during the middle of 2011 at 2.4 years, which is significantly higher than our historic average age.  During the second half of the year we replaced a significant number of tractors which lowered the average age of our fleet to 1.7 years. Furthermore, we experienced increases in tire costs due to rising commodity prices, and the expansion of our network of shop facilities and each of our operating business segments incurred more general operating expenses including driver hire related costs.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.3% for 2011, compared to 4.1% for 2010.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, decreased slightly to 2.2% in 2011, compared to 2.3% in 2010.

Communications expense was marginally lower as a percentage of revenue, before fuel surcharge; 0.8% in 2011, compared to 0.9% in 2010.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, decreased to 10.9% for 2011, from 11.5% in 2010. This fixed cost was absorbed more effectively due to higher revenue per tractor, higher equipment utilization, and increased use of third-party carriers. Higher equipment prices for EPA compliant engines partially offset these decreases.  Almost all of our company-owned tractor fleet is comprised of the US EPA 2010 or US EPA 2007 engine.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent trade-in schedule.  In 2011, we continued to invest in aerodynamic devices to improve trailer aerodynamics that lead to meaningful fuel efficiency improvements. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet and non-asset-based operations, our expense in this category as a percentage of revenue could increase going forward if equipment prices continue to inflate.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 18.5% for the year ended 2011, from 13.3% for the same period in 2010. Purchased Transportation is comprised of payments to independent contractors for our dry-van, refrigerated, and port services operations, to third-party carriers in our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. The increase in this category is primarily due to the growth in our brokerage operations, which grew revenues 52.8% in 2011. We experienced growth in our fleet of independent contractors, which also contributed to the increase. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, remained constant at 1.7% for both 2011 and 2010.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 85.7% for 2011, compared to 84.5% for 2010.  The change in operating ratio was consistent with the growth in our less asset-intensive businesses.

Net interest and other income as a percentage of revenue, before fuel surcharge, decreased to 0.2% in 2011 compared to 0.4% in 2010. We increased our borrowing capacity in the third quarter of 2011 and have utilized $55 million of our line of credit as at December 31, 2011. As a result, we incurred $180,000 in interest expense for 2011. Other income in 2010 includes a $718,000 final earn-out from our investment in Concentrek, which we sold in 2005.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 40.0% for 2011 and 39.5% for 2010.

As a result of the preceding, our net income attributable to Knight increased 2.0% and our net income, as a percentage of revenue, before fuel surcharge, was 8.6% for 2011, compared to 9.6% in 2010.

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

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 33.5% in 2010 from 34.8% in 2009.  While driver wages rose in 2010, we were able to lower our overall salary and wages as a percent of revenue due to higher revenue per mile and by decreasing the percentage of our fleet operated by company drivers, as opposed to independent contractors. At December 31, 2010, 88.5% of our fleet was operated by company drivers, compared to 91.2% at December 31, 2009. Our accrual for workers' compensation benefits and stock based compensation expense are components of our salaries, wages and benefit expense. Our 2010 expense in this category included a non-cash $2.5 million pre-tax ($2.0 million after tax) stock compensation charge related to an adjustment to the straight-line recognition of expense as prescribed in ASC 718 and the accelerated vesting of equity awards under our equity compensation plan as a result of the passing of a senior executive.

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

Net cash provided by operating activities was approximately $160.7 million, $170.1 million, and $86.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease for 2011 is partly due to a decrease in cash inflows from liquidating short-term investments of $24.4 million in 2011 compared to $42.6 million in 2010. A reduction in income taxes paid in 2011 compared to the income taxes paid in 2010 resulted in a $29.8 million increase of cash, which was partially offset by an increase in the change in trade receivables to $23.0 million in 2011, compared to an increase of $6.3 million in 2010.

Net cash used in investing activities was approximately $140.1 million, $95.6 million, and $60.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase is mainly due to an increase in capital expenditures for revenue equipment in 2011 as we refreshed our tractor fleet from a peak average age of 2.4 years during the year 2011 to end the year at 1.7 years. Capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements, totaled $138.3 million, $91.5 million, and $55.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $80 million to $90 million for 2012. We expect to use our capital expenditure estimate to acquire primarily new revenue equipment.

Net cash used in financing activities was approximately $39.0 million, $77.3 million, and $17.7 million for the years ended December 31, 2011, 2010, and 2009. The decrease is primarily due to increasing our borrowing capacity in the third quarter of 2011 and utilizing $55 million of our line of credit as at December 31, 2011. Furthermore, we returned $96.1 million to our shareholders by way of dividends and stock repurchases in 2011 compared to $82.0 million in 2010.

We currently maintain a line of credit, which permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. At December 31, 2011, amounts outstanding under our line of credit were $55.0 million, which is classified as a long-term liability on the "Long-term debt" line in the balance sheet. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $25.3 million at December 31, 2011. Combining the amounts borrowed and letters of credit issued, we have $69.7 million available for future borrowing under our line of credit.  Under our line of credit agreement, we are obligated to comply with certain financial covenants and were compliant at December 31, 2011.

As of December 31, 2011, our cash, cash equivalents, and short-term investments totaled $9.6 million, compared to $52.4 million as of December 31, 2010. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We will have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. We had no leased revenue equipment in 2011 or 2010.

We utilize operating leases to facilitate some of our service centers and temporary trailer storage.  These operating leases have termination dates ranging from January 2012 through 2015. Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the "Miscellaneous operating expenses" line item. Rental payments for our facilities and trailer storage totaled $2.5 million, $2.3 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2011, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations(1)	$121,331	$121,331	$-	$-	$-
Long-term debt (2)	55,000	-	55,000	-	-
Investment commitments (3)	10,805	4,009	4,928	1,678	190
Operating leases – buildings & equipment	4,428	1,403	2,610	415	-
Dividend payable	1,534	77	156	158	1,143
Total	$193,098	$126,820	$62,694	$2,251	$1,333

(1)
Purchase obligations primarily consist of obligations to purchase revenue equipment, net of guaranteed trade-ins from contracted vendors, and a carry forward of approximately $29,849 from 2011 contracts.

(2)	Long-term debt of $55.0 million is borrowing under the company's line of credit, which has maturity date of July 2016. We expect to pay-off the debt balance prior to the final maturity date.
(3)
Investment commitments primarily consist of contractual obligations for TRP III, which are subject to capital calls by TRP's manager. The expected timing of the capital calls is presented above.  However, calls may be made at any time in the discretion of TRP's manager.

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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated to an estimated salvage value, using the straight-line method over the asset's estimated useful life, which ranges from two to thirty years. Salvage values range from zero to 25% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected. This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value not reflected in our estimates, could have a material effect on our results of operations. We continually monitor events and changes in circumstances for indication that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present, we compare the carrying value of our assets to the fair value to determine if any impairment exists. In the event that the fair market value exceeds the carrying value, we will adjust the property and equipment to the fair value and recognize any impairment loss. Our assets classified as held for sale are carried at the lower of cost or net selling value.

Claims Accrual. Reserves are established based on estimated or expected losses for claims. The primary claims arising for us consist of cargo liability, personal injury, property damage, collision, comprehensive, workers' compensation, and employee medical expenses. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The claims reserves are adjusted upon review of facts or information that better inform us as to the value of the claim based on numerous factors.  The reserves are analyzed quarterly and represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method, in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations, and because any deferred assets can be fully offset by deferred liabilities. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

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

Segment Reporting.  Based on the accounting guidance regarding segment reporting, we have determined that we have one reportable segment in 2011.  Please refer to Note 1 to the consolidated financial statements for more information regarding segment reporting.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-8 of this report for discussion of new accounting pronouncements.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2011, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.3 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of December 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

Item 8.                         Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm, and Deloitte & Touche LLP, our former independent registered public accounting firm, are set forth beginning at page F-1 in this report.

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited Knight Transportation, Inc.'s (an Arizona corporation) and subsidiaries' (collectively, the "Company")  internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Knight Transportation, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting" in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on Knight Transportation, Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Knight Transportation Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Knight Transportation, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, AZ
February 29, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2012 Annual Meeting of Shareholders to be held May 17, 2012.

Item 11.	Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Report of the Compensation Committee" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2012 Annual Meeting of Shareholders to be held May 17, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2011, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,823,585	$15.80	2,917,405
Equity compensation plans not approved by security holders	-	-	-
Total	3,823,585	$15.80	2,917,405

We have also issued restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above. Our restricted stock units are service-based awards that vest gradually over a period ranging from 5 to 13 years.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2012 Annual Meeting of Shareholders to be held May 17, 2012.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2012 Annual Meeting of Shareholders to be held May 17, 2012.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2012 Annual Meeting of Shareholders to be held May 17, 2012.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

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

10.5.5
Fifth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated July 26, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2011.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
23.2 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: February 29, 2012		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	February 29, 2012
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	February 29, 2012
David A. Jackson, President and Chief Financial Officer (Principal Financial Officer)

/s/ Adam Miller	February 29, 2012
Adam Miller, Senior VP of Accounting & Finance
/s/ Gary J. Knight	February 29, 2012
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	February 29, 2012
Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	February 29, 2012
Donald A. Bliss, Director

/s/ G.D. Madden	February 29, 2012
G.D. Madden, Director

/s/ Kathryn Munro	February 29, 2012
Kathryn Munro, Director

/s/ Michael Garnreiter	February 29, 2012
Michael Garnreiter, Director

/s/ Richard Lehmann	February 29, 2012
Richard Lehmann, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheet of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (collectively, the "Company") as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2011. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, AZ
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Knight Transportation, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended.  Our audits also included the financial statement schedule for the years ended December 31, 2010 and 2009 listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the years ended December 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2011

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands)

Assets	2011	2010
Current Assets:
Cash and cash equivalents	$9,584	$28,013
Short-term investments held for trading	-	24,379
Trade receivables, net of allowance for doubtful accounts of $1,651and $2,355, respectively	101,319	78,479
Notes receivable, net of allowance for doubtful notes receivable of $416 and $480, respectively	1,034	1,391
Related party notes and interest receivable	2,868	3,038
Prepaid expenses	10,131	8,514
Assets held for sale	19,416	4,132
Other current assets	9,605	4,717
Income tax receivable	3,821	6,914
Current deferred tax assets	2,319	5,671
Total current assets	160,097	165,248

Property and Equipment:
Revenue equipment	636,634	584,237
Land and land improvements	36,078	31,906
Buildings and improvements	81,627	77,949
Furniture and fixtures	11,378	8,112
Shop and service equipment	7,865	6,511
Leasehold improvements	2,853	2,512
	776,435	711,227

Less: accumulated depreciation and amortization	(229,402)	(227,518)

Property and equipment, net	547,033	483,709
Notes receivable, net of current portion	3,987	4,246
Goodwill	10,295	10,313
Intangible assets, net	-	52
Other long-term assets and restricted cash	16,171	13,419
Total assets	$737,583	$676,987

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands, except par value)

Liabilities and Shareholders' Equity	2011	2010

Current Liabilities:
Accounts payable	$14,322	$7,571
Accrued payroll and purchased transportation	9,096	6,547
Accrued liabilities	13,645	11,075
Claims accrual – current portion	12,875	13,843
Dividend payable – current portion	77	1,433
Total current liabilities	50,015	40,469

Long-term Liabilities:
Claims accrual – long-term portion	8,693	10,168
Dividend Payable – long-term portion	1,457	-
Deferred tax liabilities	145,668	118,886
Long-term debt	55,000	-
Total long-term liabilities	210,818	129,054

Total liabilities	260,833	169,523

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000 shares authorized; 79,392 and 83,693 shares issued and outstanding at December 31, 2011 and 2010, respectively	794	837
Additional paid-in capital	132,723	126,975
Accumulated other comprehensive income	(448)	7
Retained earnings	343,290	379,714

Total Knight Transportation Shareholders' Equity	476,359	507,533
Noncontrolling interest	391	(69)
Total Shareholders' Equity	476,750	507,464
Total liabilities and shareholders' equity	$737,583	$676,987

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009

Revenue:
Revenue, before fuel surcharge	$697,286	$615,654	$571,496
Fuel surcharge	168,913	115,055	80,225

Total revenue	866,199	730,709	651,721

Operating Expenses:
Salaries, wages and benefits	218,686	206,536	198,815
Fuel	226,471	174,398	140,385
Operations and maintenance	53,714	46,612	42,826
Insurance and claims	30,072	25,053	22,087
Operating taxes and licenses	15,212	13,998	13,450
Communications	5,534	5,465	5,407
Depreciation and amortization	75,832	70,962	71,444
Purchased transportation	129,143	82,031	61,802
Miscellaneous operating expenses	11,514	10,439	13,509

Total operating expenses	766,178	635,494	569,725
Income from operations	100,021	95,215	81,996

Other Income:
Interest income	1,068	1,554	1,534
Interest expense	(180)	-	-
Other income	279	843	365
Total other income	1,167	2,397	1,899

Income before income taxes	101,188	97,612	83,895

Income Taxes	40,480	38,633	33,332

Net income	60,708	58,979	50,563
Net (income)/ loss attributable to noncontrolling interest	(460)	93	-
Net income attributable to Knight Transportation	$60,248	$59,072	$50,563

Basic Earnings Per Share	$0.74	$0.71	$0.61

Diluted Earnings Per Share	$0.74	$0.70	$0.60

Weighted Average Shares Outstanding - Basic	81,439	83,533	83,230

Weighted Average Shares Outstanding - Diluted	81,872	84,416	83,632

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2008	83,383	$834	$108,885	$374,185	-	$483,904	-	$483,904
Exercise of stock options	302	3	2,554	-	-	2,557	-	2,557
Issuance of common stock	6	-	112	-	-	112	-	112
Stock repurchases	(389)	(4)	-	(4,895)	-	(4,899)	-	(4,899)
Excess tax benefit of stock option exercises	-	-	508	-	-	508	-	508
Employee stock-based compensation expense	-	-	3,289	-	-	3,289	-	3,289
Cash dividends paid and	-	-	-	(15,876)	-	(15,876)	-	(15,876)
dividends accrued
Net income	-	-	-	50,563	-	50,563	-	50,563

Balance, December 31, 2009	83,302	$833	$115,348	$403,977	-	$520,158	-	$520,158
Exercise of stock options	386	4	4,185	-	-	4,189	-	4,189
Issuance of common stock	5	-	112	-	-	112	-	112
Stock repurchases	-	-	-	-	-	-	-	-
Excess tax benefit of stock option exercises	-	-	602	-	-	602	-	602
Employee stock-based compensation expense	-	-	6,728	-	-	6,728	-	6,728
Cash dividends paid and dividends accrued	-	-	-	(83,335)	-	(83,335)	-	(83,335)
Net income attributable to Knight	-	-	-	59,072	-	59,072	-	59,072
Other comprehensive income	-	-	-	-	7	7	-	7
Capital contributions from noncontrolling interest	-	-	-	-	-	-	24	24
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(93)	(93)

Balance, December 31, 2010	83,693	$837	$126,975	$379,714	$7	$507,533	$(69)	$507,464
Exercise of stock options and RSU's	275	3	2,006	-	-	2,009	-	2,009
Issuance of common stock	6	-	112	-	-	112	-	112
Stock repurchases	(4,582)	(46)	-	(76,518)	-	(76,564)	-	(76,564)
Shares withheld from RSU settlement	-	-	-	(513)		(513)	-	(513)
Excess tax benefit of stock option exercises	-	-	129	-	-	129	-	129
Employee stock-based compensation expense	-	-	3,501	-	-	3,501	-	3,501
Cash dividends paid and dividends accrued	-	-	-	(19,641)	-	(19,641)	-	(19,641)
Net income attributable to Knight	-	-	-	60,248	-	60,248	-	60,248
Other comprehensive loss	-	-	-	-	(455)	(455)	-	(455)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	460	460

Balance, December 31, 2011	79,392	$794	$132,723	$343,290	$(448)	$476,359	$391	$476,750

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$60,708	$58,979	$50,563
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,832	70,962	71,444
Gain on sale of equipment	(6,865)	(6,157)	(2,802)
Earn-out on sold investment	(115)	(718)	-
Gain on sale of available-for-sale securities	(90)	-	-
Gain from insurance claim settlement	-	(100)	(388)
Loss from investment in Transportation Resource Partners III	(74)	319	-
Impairment of investment in Transportation Resource Partners I	-	960	-
Compensation expense for issuance of common stock to certain members of board of directors	112	112	112
Provision for allowance for doubtful accounts and notes receivable	578	1,553	2,833
Deferred income taxes	30,412	10,830	2,077
Excess tax benefits related to stock-based compensation	(60)	(484)	(446)
Stock-based compensation expense	3,501	6,728	3,289
Changes in operating assets and liabilities:
Short-term investments held for trading	24,379	42,563	(35,065)
Trade receivables	(22,955)	(6,295)	(4,539)
Related party interest receivable	(49)	103	-
Other current assets	(4,888)	(1,146)	(377)
Prepaid expenses	(1,618)	(1,190)	(215)
Income tax receivable	3,092	(6,914)	774
Other long-term assets	(462)	(136)	43
Accounts payable	(3,034)	1,993	(819)
Accrued liabilities and claims accrual	2,293	(1,853)	415
Net cash provided by operating activities	160,697	170,109	86,899

Cash Flows From Investing Activities:
Purchases of property and equipment	(172,916)	(134,394)	(95,478)
Proceeds from sale of equipment/assets held for sale	34,608	42,883	39,773
Purchase of long-term available-for-sale securities	(313)	(5,014)	-
Cash proceeds from sale of available-for-sale securities	440	103	-
Cash receipt from notes receivable	2,674	2,958	2,700
Cash payment for notes receivable	(1,951)	(1,800)	(1,752)
Cash proceeds from related party notes receivable	219	803	1,157
Cash payment for loans provided to related party	-	-	(4,998)
Investments in Transportation Resource Partners III	(2,316)	(2,628)	(306)
Return of investment in Transportation Resource Partners I	115	696	43
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	718	-
Proceeds from insurance claim settlement	-	100	699
Increase in restricted cash	(651)	(58)	(2,251)
Net cash used in investing activities	(140,091)	(95,633)	(60,413)

Cash Flows From Financing Activities:
Dividends paid	(19,540)	(81,972)	(15,805)
Payments to repurchase company stock	(76,564)	-	(4,899)
Excess tax benefits related to stock-based compensation	60	484	446
Proceeds from borrowing on line of credit	55,000	-	-
Cash investment from noncontrolling interest holder	-	24	-
Proceeds from exercise of stock options	2,009	4,189	2,557
Net cash used in financing activities	(39, 035)	(77,275)	(17,701)

Net (decrease) increase in Cash and Cash Equivalents	(18,429)	(2,799)	8,785
Cash and Cash Equivalents, beginning of year	28,013	30,812	22,027
Cash and Cash Equivalents, end of year	$9,584	$28,013	$30,812

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$10,029	$456	$8,689
Dividend accrued for restricted stock units	$1,534	$1,433	$70
Transfer from property and equipment to assets held for sale	$35,540	$18,448	$30,554
Financing provided to independent contractors for equipment sold	$2,359	$3,990	$4,455
Cash flow information:
Income taxes paid	$6,828	$36,664	$27,387
Interest expense paid	$154	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

b.           Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned and controlled subsidiaries. The Company's minority interests in subsidiaries are not significant. All intercompany accounts and transactions are eliminated upon consolidation.

Joint Venture - In April 2010, the Company collaborated with a non-related investor to form an Arizona limited liability company to source commercial vehicle parts. The Company acquired a 52% interest in this entity.  The Company has consolidated the entity's financial results in our consolidated financial statements beginning April 2010 in accordance with ASC 810-10-15-8, Consolidation.

Use of Estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash, money market funds, and short-term, highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation (FDIC) limits or may be invested in sweep accounts that are not insured by the institution, the FDIC or any other government agency.

Short-term Investments Held for Trading - Short-term investments held for trading are comprised of debt securities with effective maturities of greater than three months, and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. Our short-term investments held for trading are mainly comprised of municipal securities, and we did not experience any significant unrealized gain or loss during the year. At December 31, 2011, we did not have any short-term investments held for trading, compared to $24.4 million short-term investments held for trading at December 31, 2010.

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 5% to 14%. The Company had 180 and 210 loans outstanding from independent contractors and third parties as of December 31, 2011, and 2010, respectively.

The notes receivable balances are classified separately between current and long-term in the consolidated balance sheet.  The current and long-term balance of our notes receivable at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Notes receivable from independent contractors	$1,265	$2,391
Notes receivable from third parties	4,102	3,598
Net investment in direct financing and sales-type leases	70	128
Gross notes receivable	5,437	6,117
Allowance for doubtful notes receivable	(416)	(480)
Total notes receivable net of allowance	$5,021	$5,637

Current portion (net of allowance)	$1,034	$1,391
Long-term portion	$3,987	$4,246

The following lists the components of the net investment in direct financing and sales-type leases as of December 31, 2011 and 2010:
	2011	2010
	(In thousands)
Total minimum lease payments to be received	$73	$140
Less: unearned income	(3)	(12)
Net investment in direct financing and sales-type leases	$70	$128

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

As of December 31, 2011, future minimum lease payments to be received from direct financing and sales-type leases in 2012 are $39,000.

Assets Held for Sale - The Company had $19.4 million and $4.1 million of revenue equipment not being utilized in continuing operations, which is classified as assets held for sale as of December 31, 2011 and 2010, respectively. Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs, and not subject to depreciation. The Company periodically reviews the carrying value of these assets for possible impairment.  No significant impairment was recorded in 2011 or 2010.  The Company expects to sell these assets within 12 months.

Other Current Assets - Included in other current assets are inventories of tires, spare parts, and fuel.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Property and equipment is depreciated to estimated salvage values using the straight-line method of depreciation over the following estimated useful lives:

Years
Land improvements	5 - 10
Buildings and improvements	15 - 30
Furniture and fixtures	3 - 5
Shop and service equipment	2 - 5
Revenue equipment	5 - 10
Leasehold improvements	1 - 5

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2011, 2010, and 2009, repairs and maintenance expense totaled approximately $24.2 million, $21.1 million, and $19.4 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash include:

	2011	2010
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$2,246	$2,103
Investment in Transportation Resource Partners III (TRP III)	4,925	2,678
Restricted Cash and Investments	3,531	2,879
Available-For-Sale Equity Securities	4,154	4,923
Other	1,315	836
	$16,171	$13,419

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  In 2010, the Company received a distribution of $1.9 million from TRP for the sale of a TRP portfolio company whose value had substantially increased since purchase. The proceeds from the sale resulted in a $1.3 million gain for the Company, with the remaining proceeds representing a return of investment in TRP. The Company also recorded a $960,000 impairment in 2010 for an other-than-temporary loss in its investment in resulting from unrealized losses on the investments remaining within the TRP portfolio. In 2011, the Company received additional earn-out of $115,000 for the portfolio disposed in 2010. The Company also contributed $142,000 to TRP in 2011 as an additional investment. At December 31, 2011, the Company's ownership interest in TRP was approximately 2.0%, with a carrying value of $2.2 million.

In the fourth quarter of 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), focuses on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $5.2 million to TRP III, leaving an outstanding commitment of $9.8 million as of December 31, 2011. The investment in TRP III is accounted for using the equity method. In 2011, the Company recorded a $74,000 gain from its investment in TRP III, compared to a $319,000 loss for the same period in 2010. At December 31, 2011, the investment balance in TRP III was $4.9 million, compared to $2.7 million a year ago.  The Company’s ownership interest was approximately 6.1% as of December 31, 2011.

Restricted Cash and Investments and Available-For-Sale Equity Securities – In connection with the Company's self-insurance program, $3.5 million and $2.9 million have been set aside in escrow accounts to meet statutory requirements at December 31, 2011 and 2010, respectively. In accordance to provisions of ASC 210, Balance Sheet, and ASC 320, Investments – Debt and Equity Securities, the Company's investments in debt securities are classified as either trading securities, held-to-maturity securities, or available-for-sale securities, based on the Company's intent with respect to those securities. Investments in debt securities are classified as trading securities if they are held principally for the purpose of selling in the near term. Investments in debt securities are classified as held-to-maturity if the Company has the positive intent to hold such securities to maturity and the ability to do so. Investments in debt securities not classified as trading or held-to-maturity are classified as available-for-sale.

Impairment of Long-Lived Assets – ASC 360-10, Property, Plant and Equipment, provides a single accounting model for the assessment of impairment of long-lived assets. In accordance with ASC 360-10, Long-lived Assets, such as property and equipment, and purchased intangibles to be held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets classified as held for sale are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The revenue equipment classified as held for sale is presented in "assets held for sale" on the Company's consolidated balance sheets. Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability in order to meet its obligations when they become due. In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in ASC 350-20, Goodwill, occur. ASC 350-20 requires that goodwill be tested for impairment at the reporting unit level at least annually, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. No impairment is recognized if the fair value exceeds the carrying value; however, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2011, and no adjustment for impairment was determined necessary. The Company has no accumulated goodwill impairment loss from prior years.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West. In 2007, the Company paid Roads West $135,000 for an earn-out, representing the final earn-out under the purchase agreement.  The earn-out paid in 2007 was recorded as additional goodwill related to this acquisition. The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill. Under this circumstance, ASC 740, Income Taxes,  requires that the goodwill be separated into two components for the acquisitions before the adoption of ASC 805, Business Combination. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill. The finite lived intangible portion will be amortized using the straight-line method over a five-year period.

All goodwill was recorded in connection with the Company's asset-based businesses. The changes in the carrying amounts of goodwill were as follows:
	2011	2010
	(In thousands)
Goodwill at beginning of period	$10,313	$10,333
Amortization relating to deferred tax assets	(18)	(20)
Goodwill at end of period	$10,295	$10,313

Intangible assets consist of the following:
	2011	2010
	(In thousands)
Intangible assets at beginning of period	$52	$114
Amortization	(52)	(62)
Intangible assets at end of period	$-	$52

Claims Accrual - The claims reserves represent accruals for estimated pending claims within the SIR (self insured retention), including adverse development of known claims, and incurred but not reported claims. These estimates are based on the Company's claims experience, including claims settlement patterns, historical payment trends, the experience/knowledge of the Company's self-administered claims as well as that of the third-party administrator as it relates to workers' compensation claims, along with assumptions about future events, and the assistance of an actuary in 2010 and 2009. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay outstanding claims.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change significantly in the near term.  A higher SIR may cause assumptions and estimates to vary more unpredictably than a lower SIR.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. These conditions are met upon delivery.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, the Company accounts for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. The Company is the primary obligor in the arrangements, the Company has the ability to establish prices, the Company has discretion in selecting the independent contractor or other third party that will perform the service, the Company has the risk of loss in the event of cargo claims, and the Company bears credit risk with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

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

Allowance for Doubtful Notes Receivable - The Company evaluates the collectability of notes and finance lease receivables on a customer-by-customer basis. The Company establishes an allowance for credit losses based on specific customer circumstances, payment patterns, credit risk changes and historical loss experience. The Company reviews the adequacy of its allowance for doubtful notes receivable quarterly.

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

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable, and long-term debt. Due to the short-term nature of cash equivalents, short-term investments held for trading, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value. Due to the variable interest rate, the fair value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. Revenue for the Company's three largest customers accounted for approximately 12% of the total revenue for each of the years ended 2011, 2010, and 2009. Balances due from the three largest customers account for approximately 9.5% of the total trade receivable balance as of December 31, 2011. Revenue from the Company's single largest customer represented approximately 5%, of total revenue for the years ended December 31, 2011 and 2010, and approximately 4% for year ended December 31, 2009.  The balance due from the single largest customer accounts for approximately 3.7% of the total trade receivable balance as of December 31, 2011, compared to 7.0% a year ago.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2011, 2010, and 2009 are as follows (in thousands, except per share data):

	2011			2010			2009
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$60,248	81,439	$0.74	$59,072	83,533	$0.71	$50,563	83,230	$0.61
Effect of stock options & restricted stock	-	433		-	883		-	402
Diluted EPS	$60,248	81,872	$0.74	$59,072	84,416	$0.70	$50,563	83,632	$0.60

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2011, 2010, and 2009, respectively, is as follows:

	2011	2010	2009
Number of anti-dilutive shares	2,655,814	1,349,258	1,541,105

Segment Information – The Company is a provider of multiple truckload transportation services with a nationwide network of service centers through which it operates one of the country's largest tractor fleets.  In addition to its own fleet, the Company also partners with third-party equipment providers to provide truckload capacity and a broad range of solutions to truckload shippers. The Company has five operating segments comprised of three asset-based operating segments (dry van truckload, temperature-controlled truckload, and port services) and two non-asset-based operating segments (brokerage and intermodal services). Through its asset-based and non-asset-based capabilities the Company is able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

In the past, the Company has identified two reportable segments comprised of an asset-based segment and a non-asset-based segment.  As the Company broadens the range of truckload solutions for its customers across multiple service offerings and transportation modes, the Company assesses the impact of these changes on its determination of operating and reportable segments.  Based on the guidance set forth in ASC 280-10, Segment Reporting, in 2011 the Company determined that it has one reportable segment as all five operating segments meet all of the aggregation criteria.  Based on the Company's 2011 evaluation, it concluded that all operating segments exhibit similar long-term economic characteristics, have similar performance indicators, and are exposed to the same competitive, operating, financial, and other risk factors.  Prior year segment information is no longer reported, consistent with the single reportable segment determination in 2011.

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (ASC 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-15" ("ASU 2011-05"), to defer certain aspects of ASU 2011-05 "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (ASC 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends current goodwill impairment guidance. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011; early adoption is not permitted. Adoption of ASU 2011-04 is not expected to have a material impact on the Company's consolidated financial statements.

In December 17, 2010, the FASB issued ASU 2010-28, "Intangibles—Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)," which (1) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that a goodwill impairment exists (confirming this aspect of the consensus-for-exposure). If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The Company adopted this guidance effective January 1, 2011, and it had no impact on the consolidated financial statements.

In July 21, 2010, the FASB issued ASU 2010-20, "Receivables (ASC 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The purpose of the additional disclosures is to improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period were effective for the first time (including interim periods) on or after December 15, 2010.  Most of the new and amended disclosures in the ASU became effective at year-end 2010. However, the disclosures that include information for activity that occurs during a reporting period became effective for the Company for the first time January 1, 2011. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. These disclosures did not have a material impact on the consolidated financial statements.

In January 21, 2010, FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements," which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These disclosures did not have a material impact on the consolidated financial statements.

2.           Fair Value Measurements

The Company's assets and liabilities that have been measured at fair value are based on principles set forth in ASC 820-10, Fair Value Measurements and Disclosure, for recurring and non-recurring fair value measurements of financial and non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those obtained from market participants external to the Company, while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company's assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2011 and December 31, 2010.

			Level One		Level Two		Level Three
	Balance at December 31, 2011	Balance at December 31, 2010	Balance at December 31, 2011	Balance at December 31, 2010	Balance at December 31, 2011	Balance at December 31, 2010	Balance at December 31, 2011	Balance at December 31, 2010
	(In thousands)
Assets:
Money market funds	-	$22,856	-	$22,856	-	-	-	-
Trading Securities:
Debt securities - municipal securities	-	$24,379	-	-	-	$24,379	-	-
Available-for-sale Securities: Equity securities - common shares	$4,154	$4,923	$4,154	$4,923	-	-	-	-
Restricted cash and investments:
Money market funds	$823	$811	$823	$811	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,708	$2,068	-	-	$2,708	$2,068	-	-

At December 31, 2011, the Company had $4.2 million of marketable equity securities that were classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income. As of December 31, 2011, these available-for-sale marketable equity securities are included in "Other long-term assets and restricted cash". Unrealized losses of $455,000, net of estimated tax impact of $273,000, have been included in accumulated other comprehensive income/loss for the year ended December 31, 2011, and unrealized gains of $7,000, net of estimated tax impact of $4,000, was included for the same period of 2010.

3.           Line of Credit and Long-Term Debt

The Company maintains a revolving line of credit which permits revolving borrowings and letters of credit. Previously the line of credit has been maintained at $50.0 million. In 2011, the Company amended the line of credit agreement with Wells Fargo Bank to increase the line of credit to $150.0 million, and also extended the maturity date from September 2012 to July 2016. The amended line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by the Company at the time of borrowing. Under the line of credit agreement, the Company has $55.0 million debt outstanding as of December 31, 2011. The weighted average variable annual percentage rate (APR) for amount borrowed in 2011 was of 0.84% for the year. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets. In connection with the Company's self-insurance program, the Company also utilized $25.3 million of the line of credit for letters of credit issued to various regulatory authorities. As of December 31, 2011, the line of credit available for future borrowing was $69.7 million. The Company is obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. The Company was compliant with its financial ratios and covenants at December 31, 2011.

4.           Income Taxes

Income tax expense consists of the following (in thousands):

	2011	2010	2009
Current income taxes:
Federal	$6,466	$23,363	$26,858
State	3,602	4,440	4,398
	10,068	27,803	31,256
Deferred income taxes:
Federal	30,087	10,505	2,925
State	325	325	(849)
	30,412	10,830	2,076
	$40,480	$38,633	$33,332

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2011	2010	2009
Tax at the statutory rate (35%)	$35,416	$34,197	$29,363
State income taxes, net of federal benefit	2,667	3,258	2,009
Nondeductible driver per diem	1,984	1,890	1,895
Other, net	413	(712)	65
	$40,480	$38,633	$33,332

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Short-term deferred tax assets (liabilities):
Claims accrual	$1,579	$4,662
Other	2,943	3,127
Prepaid expenses deducted for tax purposes	(2,203)	(2,118)
Short-term deferred tax assets, net	$2,319	$5,671

Long-term deferred tax liabilities (assets):
Property and equipment depreciation	$151,001	$122,770
Claims accrual	(5,333)	(3,884)
Long-term deferred liabilities, net	$145,668	$118,886

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

Unrecognized Tax Benefits:	2011	2010	2009
Beginning Balance	$-	$195	$195
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Lapse of statute of limitations	-	(195)	-
Settlements	-	-	-
Ending Balance	$-	$-	$195

Potential interest and penalties accruals and reversals related to unrecognized tax benefits were recognized as a component of income tax expense. With running of the statute of limitations, these accruals were no longer required at both December 31, 2011 and 2010.  Accrued interest and penalties at both December 31, 2011 and 2010 are zero.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2008 through 2011 tax years generally remain subject to examination by the federal authority, and the 2007 through 2011 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's total purchase commitment in 2012 is $121.3 million, which primarily consists of revenue equipment, net of equipment trade-ins from contracted vendors, and a carry forward of approximately $29.8 million from 2011 contracts.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to the scheduled production.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to invest $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. The carrying value of the Company's investment in TRP was $2.2 million and $2.1 million at December 31, 2011 and 2010, respectively.

In the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2011, the Company has contributed approximately $5.2 million to TRP III, leaving an outstanding commitment of $9.8 million as of December 31, 2011.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases. The Company also has operating leases for trailer storage. Rent expense under operating leases was approximately $2.5 million, $2.3 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Rent expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income.

The Company also has communication equipment agreements under non-cancelable operating leases. The lease terms for the communication equipment will expire in 2012.

Periodically the Company leases certain revenue equipment under non-cancelable operating leases. The Company did not lease any revenue equipment in 2011, 2010, or 2009.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

Year Ending December 31,	Amount (In thousands)
2012	$1,403
2013	1,265
2014	1,345
2015	415
2016 & thereafter	-
Total	$4,428

d.           Other

The Company is involved in certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  The Company maintains insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions, and accrues for estimated self-insured claims liabilities as described in Note 6.  Based on present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on the Company's financial position or results of operations.

The Company also is involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items.  Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of the litigation is likely to have a materially adverse effect on the Company's financial position or results of operations.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

6.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $2.0 million per occurrence and in some years, depending on the applicable policy year, the Company is also responsible for "aggregate" losses up to $1.5 million. For the policy year February 1, 2011 to January 31, 2012 the Company's SIR was $2.0 million with no responsibility for additional "aggregate" losses. For the policy period February 1, 2012 to January 31, 2013, the Company's SIR is $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  The Company is also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies provide for excess personal injury and property damage liability up to a total of $55.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self- retention amount for employee medical health was $225,000 per claimant for 2011 and 2010, and will remain this amount for 2012.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Auto reserves	$10,305	$12,648
Workers' compensation reserves	9,294	10,011
Employee medical reserves	1,969	1,352
Total reserves	$21,568	$24,011

Current portion	$12,875	$13,843
Long-term portion	$8,693	$10,168

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Beginning Balance	$24,011	$26,719
Provisions recorded	50,005	41,245
Claims paid and direct expenses	(52,448)	(43,953)
Total reserves	$21,568	$24,011

The provision recorded for the year ended December 31, 2011 is comprised of $30.1 million for insurance and claims expense, which is included in "Insurance and claims" line of the consolidated statements of income, $5.7 million for workers' compensation expense~~,~~ and $14.2 million for medical expense, both of which are included in "Salaries, wages and benefits" line of the consolidated statement of income. The provision recorded for the year ended December 31, 2010 is comprised of $25.1 million for insurance and claims expense, $7.9 million for workers' compensation expense, and $8.2 million for medical expense.

7.           Related Party Transactions

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek's management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. Subsequent to the sale of Concentrek in 2005, the Company received $718,000, $225,000 and $188,000 from Concentrek as an earn-out in 2010, 2008 and 2007, respectively. No earn-out was received in 2011 and 2009.

The Company has provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with the Company's drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, the Company's Chief Executive Officer and Chief Operating Officer, respectively. The loan balance, including interest, due at December 31, 2011, was approximately $2.9 million, compared to approximately $3.0 million at December 31, 2010. The principal loan and interest balance is recorded in the "Related party notes and interest receivable" line of the consolidated balance sheets. The Company also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters, LLC have been paid in full.  US West Agriculture Exporters, LLC discontinued operations as of December 31, 2010.  The loan to US West Agriculture Exporters, LLC is secured by guaranties of the members of US West Agriculture Exporters, LLC. The Company is working with US West Agriculture Exporters, LLC regarding the repayment of the outstanding balance of the loan, and have received a court judgment protecting the Company's rights in the assets of US West Agriculture Exporters, LLC.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

8.           Shareholders' Equity

During 2011, 2010, and 2009, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.

	2011	2010	2009
Annual director fees paid through stock issuance	$112,493	$112,489	$112,472
Shares of Common stock issued	6,495	5,555	6,340

9.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  At December 31, 2011, the Company had one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan (the "2003 Plan").  The Company's shareholders approved the 2003 Plan at the annual meeting of shareholders in May 2003 and approved the amendment and restatement of the 2003 Plan at the annual meeting of shareholders in May 2009.  All issued and outstanding shares under the previous plan remain in effect, but no further shares will be granted under that plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to option and the terms and conditions of each option, subject to the general limitations of the 2003 Plan, but no single option may exceed 650,000 shares in any calendar year. The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, and stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the Code) and are subject to restrictions within the Code.  Vesting schedules for options are set by the Compensation Committee.  Stock options must be granted with exercise price equal to fair value, which is equal to the closing price of the stock on the date the option is granted, as reported by the New York Stock Exchange.  Stock options are subject to a vesting schedule that is set by the Compensation Committee and the schedule generally ranges from three to eight years. Most stock options cannot be exercised until three years after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement. The exercise price of stock options granted may not be modified without shareholder approval. The 2003 Plan originally reserved 1.5 million shares for the grant of options, as adjusted for stock splits.  In 2005, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 6.0 million shares, as adjusted for stock splits.  In 2008, the Board of Directors and shareholders authorized an increase in the number of shares reserved for the issuance of stock options to 9.0 million shares, of which 200,000 shares have been reserved for issuance to outside directors. In 2009, the Board of Directors and shareholders approved an amendment and restatement of the 2003 Plan to provide, among other things, additional terms and administrative procedures applicable to restricted stock grants and to authorize the issuance of stock appreciation rights.  The 2003 Plan will terminate on February 5, 2013.

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

Stock-based compensation charges were approximately $3.5 million, $6.7 million, and $3.3 million for the years ended December 31, 2011, 2010, and 2009, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company received $2.0 million, $4.2 million, and $2.6 million in cash from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 31, 2011, was approximately $60,000, compared to $484,000 for the same period in 2010. The actual tax benefit realized in 2010 also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to ASC 718-10, prior period amounts have not been restated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2011	2010	2009
Dividend yield (1)	1.58%	1.21%	1.20%
Expected volatility (2)	33.73%	34.60%	38.11%
Risk-free interest rate (3)	0.38%	2.10%	2.01%
Expected terms (4)	3.92 years	4.92 years	5.17 years
Weighted average fair value of options granted	$3.48	$5.58	$4.37

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data for the past seven years to through the end of the most recent period to estimate expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on historical exercise behavior for the past seven years through the end of the most recent period.

As of December 31, 2011, there was $5.1 million of unrecognized compensation cost related to unvested stock option compensation awards granted under the 2003 Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years, and a total period of 5.9 years.

A summary of the award activity for the years ended December 31, 2011, 2010, and 2009 is presented below:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,144,476	$15.68	4,383,643	$15.05	4,993,691	$14.69
Granted	109,500	$15.15	241,200	$18.85	12,500	$13.31
Exercised	(189,788)	$10.53	(386,137)	$10.86	(301,697)	$8.50
Forfeited and Expired	(240,603)	$16.72	(94,230)	$15.94	(320,851)	$15.12

Outstanding at end of year	3,823,585	$15.80	4,144,476	$15.68	4,383,643	$15.05

Vested and exercisable at end of year	2,314,558	$15.32	2,052,545	$14.87	1,982,595	$13.97

Weighted average fair value of options granted during the period		$3.48		$5.58		$4.37

As of December 31, 2011, the number of options that were currently vested and expected to become vested was 3,759,469. These options have a weighted-average exercise price of $15.77, a weighted-average contractual remaining term of 4.77 years, and an aggregate intrinsic value of $3.2 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2011:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$8.42 - 10.52	86,753	0.64	$8.85	86,753	$8.85
$10.53 - 12.62	401,703	2.15	$11.36	401,703	$11.36
$12.63 - 14.73	234,310	3.50	$14.42	161,685	$14.48
$14.74 - 16.83	1,622,562	5.05	$15.28	958,146	$15.57
$16.84 - 18.94	1,444,757	5.85	$18.14	684,321	$18.13
$18.95 - 21.05	33,500	4.84	$20.03	21,950	$20.08
Overall Total	3,823,585	4.85	$15.80	2,314,558	$15.32

The total intrinsic value of options exercised during the twelve-month period was $1.2 million, $3.6 million, and $2.6 million in 2011, 2010, and 2009, respectively. Based on the market price as of December 31, 2011, the total intrinsic value of options outstanding as of the end of the current reporting period is approximately $3.2 million, and the total intrinsic value of options exercisable as of December 31, 2011, is approximately $2.6 million.  The weighted average remaining contractual life as of December 31, 2011 for vested and exercisable options is 3.82 years.

Since 2009, the Company has issue restricted stock units (RSUs) to its employees. The Company's RSU program consistent of service based awards that vest gradually over a period ranging from 5 to 13 years.  In 2009, the Company issued 1,409,500 RSUs. The market value of the shares granted were based on the market closing price on the grant date, which ranged from $16.04 to $17.01 per share for RSUs granted in 2009.  In 2010, the Company issued 15,560 RSUs with a market value of $19.28 per share based on closing market price on the date of issuance. In 2011, the Company issued 123,500 RSUs with a market value ranging from $14.96 to $15.15 per share based on the closing market price on the date of issuance. Stock compensation expense for these RSUs is being amortized using the straight-line method over the vesting period. As of December 31, 2011, the Company had approximately $14.0 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 5.6 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock. Accrued dividends are paid to recipients as the RSUs vest. Accrued dividends are forfeited if RSUs are canceled or terminated. Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal year ended December 31, 2011:

	2011		2010		2009
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	1,364,560	$16.11	1,409,500	$16.08	-	$-
Granted	123,500	$15.03	15,560	$19.28	1,409,500	$16.08
Vested	(81,513)	$16.11	(30,000)	$16.04	-	$-
Forfeited and Expired	(80,730)	$16.07	(30,500)	$16.32	-	$-

Outstanding (unvested) at end of year	1,325,817	$16.01	1,365,560	$16.11	1,409,500	$16.08

Under the Company's amended 2003 Plan, equity awards become fully vested upon the death or disability of the employee. One senior officer of the Company passed away in 2010, resulting in the vesting of 30,000 shares of restricted stock units in 2010 under the plan. During the fourth quarter of 2010, the Company recognized a $2.5 million pre-tax  ($2.0 million after-tax) stock compensation charge for the accelerated vesting of such restricted stock units and for an adjustment to the straight-line expense recognition of share-based payment awards as prescribed in ASC 718.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2011, 2010, and 2009, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately $273,000, $298,000, and $325,000 in 2011, 2010, and 2009, respectively.

10.          Company Share Repurchase Program

On November 13, 2008, the Company's Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of December 31, 2010, there were 2,020,956 shares remaining under the 2008 authorization. On May 19, 2011, the Company's Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of the Company's common stock.  The repurchase authorization is intended to afford the Company flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

Under the share repurchase program, the company repurchased 4,582,400 shares of the Company's common stock in the open market for approximately $76.6 million for the Year ended December 31, 2011. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of December, 2011, there were 7,438,556 shares remaining for future purchases under the repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

11.           Comprehensive Income

The components of comprehensive income for the periods noted were as follows:
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income attributable to Knight Transportation	$60,248	$59,072	$50,563
Other comprehensive income: Net unrealized (loss)/gain from available-for-sale securities	(455)	7	-
Total comprehensive income	$59,793	$59,079	$50,563

12.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2011 and 2010 (amount in thousands, except per share data):

	2011
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$150,499	$182,350	$183,436	$181,001
Income from operations	$15,948	$27,134	$27,705	$29,235
Net income attributable to Knight	$9,856	$16,358	$16,563	$17,469
Earnings per common share:
Basic	$0.12	$0.20	$0.21	$0.22
Diluted	$0.12	$0.20	$0.21	$0.22

	2010
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$140,316	$155,290	$162,066	$157,982
Income from operations	$18,580	$25,996	$27,184	$23,455
Net income attributable to Knight	$12,344	$15,836	$16,651	$14,241
Earnings per common share:
Basic	$0.15	$0.19	$0.20	$0.17
Diluted	$0.15	$0.19	$0.20	$0.17

13.           Subsequent Events

Subsequent to the year ended December 31, 2011, the Compensation Committee approved the accelerated vesting of certain stock options issued prior to 2009, which will result in a non-cash stock compensation charge that will be recognized in the first quarter of 2012. The Company estimates the acceleration will result in additional stock compensation expense of approximately $4.0 million in the first quarter of 2012.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2011	$2,355	$326	$(1,030)	$1,651
Year ended December 31, 2010	$3,204	$932	$(1,781)	$2,355
Year ended December 31, 2009	$4,317	$1,919	$(3,032)	$3,204

	Balance at Beginning of Period	Provision for Credit Losses	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2011	$480	$252	$(316)	$416
Year ended December 31, 2010	$298	$621	$(439)	$480
Year ended December 31, 2009	$93	$914	$(709)	$298

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated March 15, 2010 and filed on March 17, 2010.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2010 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
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

10.5.5
Fifth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated July 26, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2011.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
23.2 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.