Form 10-Q
period 2012-03-31
KNIGHT TRANSPORTATION INC
filed 2012-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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
 ☐ Yes            ☒ No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2012 was 79,664,057 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of March 31, 2012 and December 31, 2011 (in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$11,614	$9,584
Accounts receivable, net of allowance for doubtful accounts	105,603	101,319
Notes receivable, net of allowance for doubtful accounts	1,017	1,034
Related party notes and interest receivable	2,814	2,868
Prepaid expenses	18,399	10,131
Assets held for sale	19,442	19,416
Other current assets	10,485	9,605
Income tax receivable	-	3,821
Current deferred tax asset	2,901	2,319
Total current assets	172,275	160,097

Property and Equipment:
Revenue equipment	631,216	636,634
Land and land improvements	36,084	36,078
Buildings and improvements	86,782	81,627
Furniture and fixtures	11,730	11,378
Shop and service equipment	8,134	7,865
Leasehold improvements	2,893	2,853
Gross Property and Equipment	776,839	776,435
Less: accumulated depreciation and amortization	(232,073)	(229,402)
Property and equipment, net	544,766	547,033
Notes receivable – long-term	3,650	3,987
Goodwill	10,290	10,295
Other long-term assets and restricted cash	18,859	16,171
Total assets	$749,840	$737,583

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of March 31, 2012 and December 31, 2011 (in thousands, except par values)

	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,711	$14,322
Accrued payroll and purchased transportation	10,535	9,096
Accrued liabilities	19,722	13,645
Claims accrual – current portion	13,808	12,875
Dividend payable – current portion	92	77
Total current liabilities	50,868	50,015

Long-term Liabilities:
Claims accrual – long-term portion	8,509	8,693
Long-term dividend payable and other liabilities	2,611	1,457
Deferred tax liabilities	143,161	145,668
Long-term debt	55,000	55,000
Total long-term liabilities	209,281	210,818

Total liabilities	260,149	260,833

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 79,660 and 79,392 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	797	794
Additional paid-in capital	140,208	132,723
Accumulated other comprehensive income	7	(448)
Retained earnings	348,404	343,290
Total Knight Transportation shareholders' equity	489,416	476,359
Noncontrolling interest	275	391
Total shareholders' equity	489,691	476,750

Total liabilities and shareholders' equity	$749,840	$737,583

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Revenue, before fuel surcharge	$175,599	$150,499
Fuel surcharge	43,933	35,974
Total revenue	219,532	186,473
OPERATING EXPENSES:
Salaries, wages and benefits	60,956	50,936
Fuel	57,311	49,699
Operations and maintenance	13,737	11,728
Insurance and claims	7,645	6,221
Operating taxes and licenses	4,103	3,711
Communications	1,395	1,325
Depreciation and amortization	20,372	18,474
Purchased transportation	31,860	25,439
Miscellaneous operating expenses	2,319	2,992
Total operating expenses	199,698	170,525

Income from operations	19,834	15,948

Interest income	112	345
Interest expense	(128)	-
Other income	197	8
Income before income taxes	20,015	16,301

Income taxes	9,356	6,445
Net income	10,659	9,856

Net income attributable to noncontrolling interest	(113)	-
Net income attributable to Knight Transportation	$10,546	$9,856

Earnings per common share and common share equivalent:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,531	83,770
Diluted	80,046	84,503

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)

	Three Months Ended March 31,
	2012	2011

Net income attributable to Knight Transportation	$10,546	$9,856
Other comprehensive income, net of tax:
Unrealized gains from available-for-sale securities	455	260
Comprehensive income	$11,001	$10,116

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:

Net income	$10,659	$9,856
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,372	18,474
Gain on sale of equipment	(2,677)	(1,082)
Gain from TRP I earnout	-	(13)
Loss from investment in Transportation Resource Partners III	233	6
Provision for doubtful accounts and notes receivable	234	71
Excess tax benefits related to stock-based compensation	(44)	(171)
Stock-based compensation expense	4,820	1,076
Deferred income taxes	(3,367)	4,459
Changes in operating assets and liabilities:
Short-term investments held for trading	-	(34,378)
Accounts receivable	(4,509)	(4,841)
Related party interest receivable	-	(49)
Other current assets	(880)	(661)
Prepaid expenses	(8,268)	(1,318)
Income tax receivable	3,821	456
Other long-term assets	(207)	(15)
Accounts payable	1,116	340
Accrued liabilities and claims accrual	8,952	(1,033)

Net cash provided by (used in) operating activities	30,255	(8,823)

Cash Flow From Investing Activities:

Purchase of property and equipment	(36,951)	(9,821)
Proceeds from sales of equipment	12,662	7,063
Cash collection from notes receivable	472	1,210
Cash issued for notes receivable	(18)	(316)
Cash proceeds from related party notes receivable	54	-
Increase in restricted cash	(19)	(14)
Cash received from TRP I earnout	-	13
Investments in Transportation Resource Partners I & III	(1,957)	(288)

Net cash used in investing activities	(25,757)	(2,153)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flow From Financing Activities:
Dividends paid	$(4,906)	$(5,144)
Excess tax benefits related to stock-based compensation	44	171
Distribution to noncontrolling interest	(230)	-
Proceeds from exercise of stock options	2,624	714

Net cash used in financing activities	(2,468)	(4,259)

Net increase (decrease) in cash and cash equivalents	2,030	(15,235)
Cash and cash equivalents, beginning of period	9,584	28,013

Cash and cash equivalents, end of period	$11,614	$12,778

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired with accounts payable	$1,302	$346
Transfer from property and equipment to assets held for sale	$10,413	$1,355
Financing provided to independent contractors for equipment sold	$211	$1,234
Dividend accrued for restricted stock units	$64	$66
Cash flow information:
Income taxes paid	$488	$1,313
Interest expense paid	$130	-

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2.                      Stock-Based Compensation

We have one stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Stock based compensation cost for the three months ended March 31, 2012 and 2011, respectively, are as follows:

	Three Months Ended March 31,
	(in thousands)
	2012	2011
Stock compensation expense for options, net of forfeitures	$4,037	$700
Stock compensation expense for restricted stock units, net of forfeitures	783	376
Total stock compensation expense	$4,820	$1,076

In the first quarter of 2012, the compensation committee of the board of directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in the current quarter.

We received approximately $2.6 million in cash from the exercise of stock options during the three months ended March 31, 2012, compared to $0.7 million for the same period in 2011.

As of March 31, 2012, we have approximately $1.1 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 3.0 years and a total period of 5.7 years.  We also have approximately $14.1 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 5.6 years and a total period of 10.8 years.

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

No options were granted during the first quarter of either 2012 or 2011. A summary of the option award activity under the 2003 Plan as of March 31, 2012, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2011	3,823,585	$15.80
Granted	-	-
Exercised	(199,250)	13.20
Forfeited	(18,720)	16.85
Outstanding as of March 31, 2012	3,605,615	$15.93

A summary of the restricted stock unit award activity under the 2003 Plan as of March 31, 2012, and changes during the three-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	1,325,817	$16.01
Granted	-	-
Vested	(102,205)	16.11
Forfeited	(7,000)	16.41
Outstanding as of March 31, 2012	1,216,612	$16.00

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	Three Months Ended March 31,
	(in thousands, except per share data)
	2012	2011
Weighted average common shares outstanding – basic	79,531	83,770
Dilutive effect of stock options and unvested restricted stock units	515	733
Weighted average common shares outstanding – diluted	80,046	84,503

Net income attributable to Knight Transportation	$10,546	$9,856
Earnings per common share
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended March 31,
	2012	2011
Number of anti-dilutive shares	1,464,701	1,472,308

Note 4.                      Segment Information

We are a provider of multiple truckload transportation services with a nationwide network of service centers through which we operate one of the country's largest tractor fleets.  In addition to our own fleet, we also partner with third-party equipment providers to provide truckload capacity and a broad range of solutions to truckload shippers. We have five operating segments comprised of three asset-based operating segments (dry van truckload, temperature-controlled truckload, and port services) and two non-asset-based operating segments (brokerage and intermodal services). Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

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

Note 5.                      Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into our consolidated financial statements.

Note 6.                      Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention ("SIR") for auto liability ranges from $1.0 million to $2.0 million per occurrence depending the applicable policy year. We are also responsible for "aggregate" losses up to $1.5 million. For the policy year February 1, 2011 to January 31, 2012, our SIR was $2.0 million with no responsibility for additional "aggregate" losses. For the policy period February 1, 2012 to January 31, 2013, our SIR is $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  We are also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  We establish reserves to cover these self-insured liabilities and maintain insurance to cover liabilities in excess of those amounts. Our insurance policies provide for excess personal injury and property damage liability up to a total of $55.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us.

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

Note 7.                      Dividends

On February 9, 2012, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on March 2, 2012, and was paid on March 30, 2012. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows:

Goodwill:	In Thousands
Balance at December 31, 2011	$10,295
Amortization relating to deferred tax assets	(5)
Balance at March 31, 2012	$10,290

Note 9.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million to TRP. In 2006, we increased the commitment amount to $5.5 million. Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor. At March 31, 2012, the carrying value of our investment in TRP was $2.2 million, and our ownership interest was approximately 2.0%. This balance is included within "Other long-term assets and restricted cash" on our consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), focuses on similar investment opportunities as TRP. As of March 31, 2012, we have contributed approximately $7.1 million to TRP III, leaving an outstanding commitment of $7.9 million as of March 31, 2012. In accordance with ASC 323, Investments-Equity Method and Joint Ventures, our investment in TRP III is accounted for using the equity method. At March 31, 2012, our investment balance in TRP III was $6.6 million, and our ownership interest was approximately 6.1%. This balance is included in "Other long-term assets and restricted cash" of our consolidated balance sheets.

Note 10.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of March 31, 2012, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $4.9 million, including unrealized gain of approximately $12,000.

Note 11.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at March 31, 2012, and December 31, 2011, totaled $19.4 million. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

Note 12.                      Income Taxes

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We file U.S. and state income tax returns with varying statutes of limitations.  The 2008 through 2011 tax years generally remain subject to examination by federal authority, and the 2007 through 2011 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at March 31, 2012 or December 31, 2011.

Note 13.                      Company Share Repurchase Programs

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock. As of December 31, 2010, there were 2,020,956 shares remaining under the 2008 authorization. On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of the Company's common stock.  The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

Under our share repurchase program, we repurchased 4,582,400 shares of our common stock in the open market for approximately $76.6 million in 2011. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases.

We did not purchase any shares in the first quarter of 2012. As of March 31, 2012, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 14.                      Fair Value Measurements

Our assets and liabilities measured at fair value are based on principles set forth in ASC 820-10, Fair Value Measurements and Disclosure, for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those, which are obtained from market participants external to the Company while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2012 and December 31, 2011.

			Level One		Level Two		Level Three
	Balance at March 31, 2012	Balance at December 31, 2011	Balance at March 31, 2012	Balance at December 31, 2011	Balance at March 31, 2012	Balance at December 31, 2011	Balance at March 31, 2012	Balance at December 31, 2011
	(in thousands)
Assets:
Available-for-sale Securities: Equity securities - common shares	$4,887	$4,154	$4,887	$4,154	-	-	-	-
Restricted cash and investments:
Money market funds	$951	$823	$951	$823	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,599	$2,708	-	-	$2,599	$2,708	-	-

Note 15.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%. We had 178 and 180 loans outstanding from independent contractors and third parties as of March 31, 2012 and December 31, 2011, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Notes receivable from independent contractors	$993	$1,265
Notes receivable from third parties	4,039	4,102
Net investment in sales-type leases	41	70
Gross notes receivable	5,073	5,437
Allowance for doubtful notes receivable	(406)	(416)
Total notes receivable net of allowance	4,667	5,021

Current portion (net of allowance)	1,017	1,034
Long-term portion	$3,650	$3,987

The following lists the components of the net investment in sales-type leases as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Total minimum lease payments to be received	$43	$73
Less: unearned income	(2)	(3)
Net investment in sales-type leases	$41	$70

The current and long-term portions of the Company's net investment in sales-type leases are included in notes receivable in the accompanying consolidated balance sheets. The interest method is used to amortize unearned income, which amortizes unearned income to income over the lease term so as to produce a constant periodic rate of return on the net investment in each lease.  The amortization of unearned income is included in "Interest income" on the accompanying consolidated statements of income.

Note 16.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from US West Agriculture Exporters, LLC at March 31, 2012 was approximately $2.8 million, compared to approximately $2.9 million at December 31, 2011. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters, LLC have been paid in full.

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

Note 17.                      Line of Credit

We maintain a revolving line of credit, which permits revolving borrowings and letters of credit. Previously the line of credit has been maintained at $50.0 million. In 2011, we amended the line of credit agreement with Wells Fargo Bank to increase the line of credit to $150.0 million, and extended the maturity date from September 2012 to July 2016. The amended line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. Under the line of credit agreement, we have $55.0 million debt outstanding as of March 31, 2012 and December 31, 2011. The weighted average variable annual percentage rate (APR) for amounts borrowed in the first quarter of 2012 was of 0.87%. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets. In connection with our self-insurance program, we also utilized $25.2 million of the line of credit for letters of credit issued to various regulatory authorities. As of March 31, 2012, the line of credit available for future borrowing was $69.8 million. We are obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. We were compliant with our financial ratios and covenants at March 31, 2012 and December 31, 2011.

Note 18.                      Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective during the interim and annual periods beginning after December 15, 2011; early adoption is not permitted. We have adopted the standard effective January 1, 2012 with no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which requires entities to present net income and other comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective during interim and annual periods beginning after December 15, 2011, and requires retrospective application for all periods presented.  We have adopted the standard effective January 1, 2012, which has affected our presentation of comprehensive income, but did not otherwise impact our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (ASC 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends current goodwill impairment guidance. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our form 10-K for the year ended December 31, 2011, along with any supplements in Part II below.

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

Our operations involve a range of investments in capital assets, and expected operating margins.  Our asset-based businesses generally include dry van truckload, refrigerated truckload, dedicated truckload, and drayage services.  Our non-asset-based services generally include rail intermodal and truckload brokerage services.  However, within our asset-based services, the use of owner-operators to provide tractors lowers the capital investment in certain of our dry van, refrigerated and port and rail services operations.  In addition, drayage operations generally involve less expensive tractors with longer lives, and do not require a large investment in trailers.  In recent years, the less asset-intensive portions of our business have grown faster than the more asset-intensive portions of our business.  We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

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

The main factors that affect our results are industry-wide economic factors, such as supply and demand, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers (including our rail partners), and our ability to control costs.

Outlook

In the first quarter of 2012, we experienced a more favorable freight environment when compared to the same period in 2011.  We continued to execute our operating strategies, grow each of our businesses, and expand our customer base. The core operating fundamentals of our asset-based businesses improved during the period. We improved our revenue per tractor (excluding fuel surcharge) by 10.3% through increased production, improvement in revenue per total mile (excluding fuel surcharge) and a longer average length of haul.  This marks the ninth consecutive quarter with year-over-year improvement in revenue per tractor. Our non-asset-based brokerage and intermodal businesses continued to see double-digit revenue growth and are becoming a more meaningful percentage of our total revenue.

We are committed to providing our customers a broad and growing range of truckload services and continue to invest considerable resources toward developing a range of solutions for truckload customers across multiple service offerings and transportation modes.  Our objective is to operate truckload businesses that, when combined, are industry leading for margin and growth, while providing cost-effective solutions for our customers.

Going forward, we expect generally favorable truckload freight trends to continue, and will continue to utilize the flexibility of our decentralized model to react and adapt to market conditions. We are always optimizing our model and refining our execution in reaction to, or in anticipation of, the truckload market dynamics. We will continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy. We believe that we are well positioned to capitalize on strategic opportunities to grow each of our businesses.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment, and the freight volumes we successfully broker to third-party equipment providers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The most significant expenses in our business are primarily variable and include fuel, driver-related expenses (such as wages, benefits, training, and recruitment), and independent contractor and third-party carrier costs (which are recorded on the "Purchased transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception, an important element of our operating model has been an extreme focus on our cost per mile. We intend to continue this focus as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended March 31, 2012 in comparison to the same period in 2011 were:

∙	Revenue, before fuel surcharge, increased 16.7%, to $175.6 million from $150.5 million;

∙	Net income attributable to Knight increased 7.0%, to $10.5 million from $9.9 million; and

∙	Net income attributable to Knight per diluted share increased 13.0%, to $0.13 per share from $0.12 per share.

The first quarter of 2012 included a $4.0 million pretax, non-cash stock compensation charge ($3.9 million after tax) relating to the accelerated vesting of certain stock options that had been issued prior to 2009.  Excluding the non-cash charge, net income for the first quarter of 2012 would have been $14.4 million, or $0.18 per diluted share. In the first quarter of 2012, average revenue per tractor improved 10.3% while average fleet count increased 2.5% when compared to the same period of 2011.  The revenue per tractor improvement was driven by a 2.8% increase in revenue per total mile and a 7.3% increase in miles per tractor.  We realized improvement in revenue per loaded mile, which improved 3.1%, while non-paid empty miles increased to 10.7% in the current quarter compared to 10.4% for the same quarter of 2011.

We ended the first quarter of 2012 with 4,032 tractors, compared to 3,878 tractors a year ago; this includes tractors operated by independent contractors that grew from 464 tractors to 471 tractors in the first quarter this year.

Our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 88.7%, or 86.4% excluding the $4.0 million non-cash stock compensation charge, for the quarter ended March 31, 2012, compared to 89.4% for the same period a year ago.

Our capital expenditures, net of equipment sales, were $24.3 million for the three months ended March 31, 2012, compared to $2.8 million for the same period a year ago.  At March 31, 2012, our cash and cash equivalents totaled $11.6 million, and our shareholders' equity was $489.4 million, compared to $9.6 million and $476.4 million at December 31, 2011.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month periods ended March 31, 2012 and 2011, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended March 31,			(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended March 31,
	2012	2011		2012	2011

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	27.8	27.3	Salaries, wages and benefits	34.7	33.8
Fuel	26.1	26.7	Fuel	7.6	9.1
Operations and maintenance	6.3	6.3	Operations and maintenance	7.8	7.8
Insurance and claims	3.5	3.3	Insurance and claims	4.4	4.1
Operating taxes and licenses	1.9	2.0	Operating taxes and licenses	2.4	2.5
Communications	0.6	0.7	Communications	0.8	0.9
Depreciation and amortization	9.3	9.9	Depreciation and amortization	11.6	12.3
Purchased transportation	14.5	13.6	Purchased transportation	18.1	16.9
Miscellaneous operating expenses	1.0	1.6	Miscellaneous operating expenses	1.3	2.0
Total operating expenses	91.0	91.4	Total operating expenses	88.7	89.4
Income from operations	9.0	8.6	Income from operations	11.3	10.6
Interest income	0.1	0.2	Interest income	0.1	0.2
Interest expense	0.1	-	Interest expense	0.1	-
Other income	0.1	-	Other income	0.1	-
Income before income taxes	9.1	8.8	Income before income taxes	11.4	10.8
Income taxes	4.2	3.5	Income taxes	5.3	4.3
Net Income	4.9	5.3	Net Income	6.1	6.5
Net income attributable to noncontrolling interest	0.1	-	Net income attributable to noncontrolling interest	0.1	-
Net Income attributable to Knight Transportation	4.8%	5.3%	Net Income attributable to Knight Transportation	6.0%	6.5%

*	There are minor rounding differences in the table.

A discussion of our results of operations for the three months ended March 31, 2012 and March 31, 2011 is set forth below.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011.

Total revenue for the three months ended March 31, 2012, increased 17.7% to $219.5 million from $186.5 million for the same period in 2011. Total revenue included $43.9 million of fuel surcharge revenue in the three-month period of 2012, compared to $36.0 million in the three-month period of 2011.

Revenue, before fuel surcharge, increased 16.7% to $175.6 million for the three months ended March 31, 2012, from $150.5 million for the same period in 2011.  We experienced revenue growth in all our service offerings in the first quarter of 2012, including 9.1% in our dry van operations, 13.7% in our refrigerated operations, 27.9% in our port and rail services, and 20.0% in our brokerage operations. During the three-month period of 2012, we operated an average of 98 additional tractors year-over-year and increased miles per tractor 7.3% from the same period last year.  An increase in revenue per mile of 2.8% with 2.6% longer length of haul further contributed to the revenue growth achieved in the first quarter of 2012.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 34.7% for the three months ended March 31, 2012, compared to 33.8% for the same period in 2011.  The increase as a percentage of revenue is due to the $4.0 million pre-tax, non-cash stock compensation charge recorded in the first quarter of 2012 related to the acceleration of certain stock options issued prior to 2009. Excluding this charge, salaries, wages and benefits expense expressed as a percentage of revenue decreased as a result of an increase in revenue per tractor, and increased revenue generated from brokerage operations and owner-operators, the expenses of which are reflected in purchased transportation. These factors were offset partially by an increase in costs associated with healthcare benefits provided to our employees. Accruals for workers' compensation benefits are also a component of our salaries, wages and benefits in our consolidated statements of income. We believe that the driver market is tightening and expect the implementation of Compliance, Safety, Accountability ("CSA") to reduce further the pool of available drivers, which could require us to increase driver pay in 2012.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 7.6% for the three months ended March 31, 2012, from 9.1% for the same period in 2011. This decrease as a percentage of revenue before surcharge is due to a combination of revenue growth of our non-asset-based businesses, where no fuel expense is incurred, and effective fuel efficiency initiatives. Improvements have been made in the driving behavior of our driving associates resulting in lower idle time, less out of route miles and improved fuel miles per gallon. We continue to update our fleet with more fuel-efficient 2010 U.S. EPA emission engines, our average fleet age at March 31, 2012 was 1.7 years compared to 2.3 years at March 31, 2011, and we have installed aerodynamic trailer blades on 75.6% of our trailer fleet compared to 22.4% last year. Our fuel surcharge program helps to offset increases in fuel prices but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs our fuel expense, net of fuel surcharge, negatively impacts our operating income. During the first quarter of 2012, the U.S National Average Diesel Fuel price increased 9.6% compared to 18.0% during the first quarter of 2011.  The less volatile fuel prices in the first quarter of 2012 compared to 2011 resulted in improved fuel surcharge recovery.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, remained consistent at 7.8% for the three-month period ended March 31, 2012, compared to the same period a year ago. Our average fleet age fell to 1.7 years at March 31, 2012 from 2.3 years at March 31, 2011. Lower maintenance costs typically associated with a lower average fleet age were partially offset by higher tire costs. Each of our business segments incurred higher general operating expenses, including driver hire related costs, and our network of shop facilities has expanded since the first quarter of 2011.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, increased to 4.4% for the quarter ended March 31, 2012 from 4.1% for the quarter ended March 31, 2011. A slight increase in frequency and increased settlement costs affected the expense for the quarter.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.4% for the three-month period ended March 31, 2012, compared to 2.5% for the same period in 2011. The decrease is due to the improved revenue.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.8% for the three-month period ended March 31, 2012, from 0.9% for the same period of 2011, due to the increase in revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.6%, compared to 12.3% for the same quarter in 2011. The decrease is due to improved revenue per tractor, and an increase in revenue from our less asset-intensive businesses. Revenue per tractor improved 10.3% in the first quarter of 2012 compared to the same quarter in 2011.  On a dollar basis, depreciation and amortization expense increased to $20.4 million for the three months ended March 31, 2012, from $18.5 million for the same period in 2011. This increase is due to higher equipment prices for EPA compliant engines. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to increase.

Purchased transportation is comprised of amounts paid to independent contractors for our dry van and refrigerated operations, as well as contracted carriers for our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 18.1% for the three months ended March 31, 2012, from 16.9% for the same period in 2011. The increase in this category is due to the combination of increased sourcing activity through our joint venture operations, and increased contractor and third-party carrier expense. We experienced rising cost per mile paid to independent contractors due to a 9.8% increase in the National Average Diesel Fuel price, and the double-digit increase in demand for our brokerage and intermodal services in the current year resulted in a 28.8% increase in brokerage and intermodal purchased transportation.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased to 1.3% compared to 2.0% for the same quarter in 2011. The decrease is primarily due to increased revenue that covers certain fixed components of our miscellaneous operating expenses, along with an increase in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment increased to $2.7 million in the first quarter of 2012, compared to $1.1 million for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 88.7%, or 86.4% excluding the $4.0 million non-cash stock compensation charge, for the three months ended March 31, 2012, compared to 89.4% for the same period in 2011.

Interest income as a percentage of revenue, before fuel surcharge, decreased to 0.1% for the three months ended March 31, 2012, compared to 0.2% for the same period in 2011, as we decreased our short-term investments and increased our investment in revenue equipment, office equipment, and land and leasehold improvements.  We also incurred $128,000 in interest expense in the first quarter of 2012 as a result of borrowing from our line of credit. Our other income increased in the 2012 period compared to the 2011 period as a result of income received from our investments in available-for-sale securities, which was partially offset by losses incurred from other investments included in "Other long-term assets and restricted cash" on the accompanying consolidated balance sheets.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rates have increased to 46.7% for the three months ended March 31, 2012, compared to 39.5% for the same period a year ago. The increased effective tax rate is attributed to the majority of the $4.0 million pre-tax stock compensation charge being disallowed as a tax deduction. We expect our effective tax rate to return to historical levels in future periods.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, decreased to 6.0% for the three months ended March 31, 2012, compared to 6.5% for the same period in 2011.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $30.3 million for the three months ended March 31, 2012, compared to $8.8 million used during the same period in 2011. We made no short-term investment purchases in 2012; however, we used a significant portion of our cash to purchase short-term investments in 2011. Excluding the increase in our short-term investments in 2011, our net cash provided by operating activities would have been $30.3 million and $25.6 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in investing activities was $25.8 million for the three months ended March 31, 2012, compared to $2.2 million for the same period in 2011. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, increased to $24.3 million for the three months ended March 31, 2012, compared to $2.8 million for the same period in 2011. We estimate net capital expenditures to be in the range of $85 million for the year as we continue to refresh our fleet and add additional capacity.

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2012, compared to $4.3 million for the same period in 2011.  Proceeds from exercises of stock options were $2.6 million in the first quarter of 2012, compared to $0.7 million in the same period of 2011. We did not repurchase any shares of our stock in the three months ended March 31, 2012 or 2011, and paid $4.9 million in dividends in the quarter ended March 31, 2012, a decrease from $5.1 million in the same period a year ago due to fewer outstanding shares and the same dividend paid per share.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. At March 31, 2012, and at December 31, 2011, the outstanding debt balance under our line of credit was $55.0 million, which is classified as a long-term liability on the "Long-term debt" line in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $25.2 million at March 31, 2012, and $25.3 million at December 31, 2011. Combining the amounts borrowed and letters of credit issued at March 31, 2012, we had $69.8 million available for future borrowing under our line of credit, and $69.7 million at December 31, 2011 We are obligated to comply with certain financial covenants under our line of credit agreement, and we were compliant at March 31, 2012, and December 31, 2011.

Over the last twelve-month period, we have returned $95.9 million to our shareholders in the form of dividends and stock repurchases. Our cash balance at March 31, 2012, was $11.6 million, and we ended the first quarter with $489.4 million of shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of March 31, 2012 or December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first quarter of 2012, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.6 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of March 31, 2012, and December 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2011, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchase of shares of our common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
01/03/12 – 03/31/12	33,567	$17.61	-	7,438,556
02/01/12 – 02/29/12	-	-	-	7,438,556
03/01/12 – 03/31/12	-	-	-	7,438,556
Total	33,567	$17.61	-	7,438,556

(1)
Since no shares were repurchased under our share repurchase program, all 33,567 shares of our common stock are shares withheld at an average price of $17.61 per share to offset tax withholding obligations that occurred upon vesting and release of restricted shares. These withholdings were permitted under the applicable award agreements and were not part of any stock repurchase plan.

(2)
On May 19, 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first quarter of 2012. See Note 13 for additional information with respect to our share repurchase programs.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

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

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2012	By:	/s/ Kevin P. Knight
Kevin P. Knight
Chief Executive Officer, in his capacity as such and on behalf of the registrant

Date: May 10, 2012	By:	/s/ David A. Jackson
David A. Jackson
President and Chief Financial Officer, in his capacity as such and on behalf of the registrant