Form 10-Q
period 2012-09-30
KNIGHT TRANSPORTATION INC
filed 2012-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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
 ☐ Yes       ☒   No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 31, 2012, was 79,735,158 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,231	$9,584
Accounts receivable, net of allowance for doubtful accounts	107,082	101,319
Notes receivable, net of allowance for doubtful accounts	894	1,034
Related party notes and interest receivable	2,814	2,868
Prepaid expenses	19,670	10,131
Assets held for sale	17,860	19,416
Other current assets	12,809	9,605
Income tax receivable	-	3,821
Current deferred tax assets	2,361	2,319
Total current assets	171,721	160,097

Property and Equipment:
Revenue equipment	676,451	636,634
Land and land improvements	38,892	36,078
Buildings and improvements	89,279	81,627
Furniture and fixtures	14,908	11,378
Shop and service equipment	9,121	7,865
Leasehold improvements	2,963	2,853
Gross Property and Equipment	831,614	776,435
Less: accumulated depreciation and amortization	(255,540)	(229,402)
Property and equipment, net	576,074	547,033
Notes receivable – long-term	3,532	3,987
Goodwill	10,281	10,295
Other long-term assets and restricted cash	18,330	16,171
Total long-term assets	608,217	577,486

Total assets	$779,938	$737,583

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	September 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,360	$14,322
Accrued payroll and purchased transportation	11,702	9,096
Accrued liabilities	18,727	13,645
Claims accrual – current portion	14,700	12,875
Dividend payable – current portion	96	77
Total current liabilities	63,585	50,015

Long-term Liabilities:
Claims accrual – long-term portion	9,112	8,693
Long-term dividend payable and other liabilities	2,250	1,457
Deferred tax liabilities	142,601	145,668
Long-term debt	45,000	55,000
Total long-term liabilities	198,963	210,818

Total liabilities	262,548	260,833

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 79,732 and 79,392 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	797	794
Additional paid-in capital	142,078	132,723
Accumulated other comprehensive loss	(277)	(448)
Retained earnings	374,550	343,290
Total Knight Transportation shareholders' equity	517,148	476,359
Noncontrolling interest	242	391
Total shareholders' equity	517,390	476,750

Total liabilities and shareholders' equity	$779,938	$737,583

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Revenue, before fuel surcharge	$192,550	$183,436	$556,987	$516,285
Fuel surcharge	45,383	43,707	136,746	125,814
Total revenue	237,933	227,143	693,733	642,099
OPERATING EXPENSES:
Salaries, wages and benefits	58,175	55,428	178,220	162,219
Fuel	59,474	59,726	173,398	169,503
Operations and maintenance	16,107	13,725	44,921	40,312
Insurance and claims	7,783	8,012	23,709	23,027
Operating taxes and licenses	3,929	3,634	12,004	11,239
Communications	1,206	1,376	3,873	4,097
Depreciation and amortization	21,825	19,115	63,130	55,941
Purchased transportation	39,090	35,304	107,014	95,544
Miscellaneous operating expenses	2,577	3,118	7,761	9,430
Total operating expenses	210,166	199,438	614,030	571,312

Income from operations	27,767	27,705	79,703	70,787

Interest income	96	130	317	937
Interest expense	(115)	(49)	(357)	(49)
Other income/(expense)	36	(1)	430	7
Income before income taxes	27,784	27,785	80,093	71,682

Income taxes	11,114	11,115	33,394	28,680
Net income	16,670	16,670	46,699	43,002

Net income attributable to noncontrolling interest	(86)	(107)	(281)	(224)
Net income attributable to Knight Transportation	$16,584	$16,563	$46,418	$42,778

Earnings per common share and common share equivalent:
Basic	$0.21	$0.21	$0.58	$0.52
Diluted	$0.21	$0.21	$0.58	$0.52

Weighted average number of common shares and common share equivalents outstanding:
Basic	79,726	79,895	79,648	82,136
Diluted	79,970	80,212	80,015	82,621

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to Knight Transportation	$16,584	$16,563	$46,418	$42,778
Other comprehensive income, net of tax:
Unrealized gain/(loss) from available-for-sale securities	121	53	171	(315)
Comprehensive income	$16,705	$16,616	$46,589	$42,463

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:

Net income	$46,699	$43,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,130	55,941
Gain on sale of equipment	(6,892)	(4,385)
Gain from sale of available for sale securities	(61)	-
Gain from TRP I earnout	-	(13)
Loss from investment in Transportation Resource Partners III	59	6
Non-cash compensation expense for issuance of stock to certain members of board of directors	149	112
Provision for doubtful accounts and notes receivable	566	555
Excess tax benefits related to stock-based compensation	(81)	(127)
Stock-based compensation expense	5,808	2,818
Deferred income taxes	(3,131)	14,685
Changes in operating assets and liabilities:
Short-term investments held for trading	-	24,379
Accounts receivable	(6,442)	(20,787)
Related party interest receivable	-	(49)
Other current assets	(3,204)	(5,401)
Prepaid expenses	(9,539)	(4,965)
Income tax receivable	3,821	6,914
Other long-term assets	79	(8)
Accounts payable	5,578	1,578
Accrued liabilities and claims accrual	10,139	8,101

Net cash provided by operating activities	106,678	122,356

Cash Flows From Investing Activities:

Purchase of property and equipment	(116,162)	(119,068)
Proceeds from sales of equipment	30,260	21,087
Cash collection from notes receivable	1,380	2,203
Cash issued for notes receivable	(33)	(1,939)
Cash collection from related party notes receivable	54	219
Increase in restricted cash	(65)	(659)
Purchase of available for sale securities	-	(263)
Cash proceeds from sale of available-for-sale securities	113	-
Cash received from TRP I earnout	-	13
Investments in Transportation Resource Partners I & III	(2,077)	(2,315)

Net cash used in investing activities	(86,530)	(100,722)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities:
Dividends paid	$(14,473)	$(14,777)
Purchase of company stock on open market	-	(76,564)
Payments on line of credit	(10,000)	-
Proceeds from borrowing on line of credit	-	50,000
Excess tax benefits related to stock-based compensation	81	127
Distribution to noncontrolling interest	(430)	-
Proceeds from exercise of stock options	3,321	1,601

Net cash used in financing activities	(21,501)	(39,613)

Net decrease in cash and cash equivalents	(1,353)	(17,979)
Cash and cash equivalents, beginning of period	9,584	28,013

Cash and cash equivalents, end of period	$8,231	$10,034

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired with accounts payable	$8,496	$8,267
Transfer from property and equipment to assets held for sale	$25,080	$20,419
Financing provided to independent contractors for equipment sold	$884	$2,148
Dividend accrued for restricted stock units	$203	$156
Cash flow information:
Income taxes paid	$30,007	$6,420
Interest expense paid	$360	$23

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

Note 2.                      Stock-Based Compensation

On May 17, 2012, our shareholders approved the 2012 Equity Compensation Plan, effective May 18, 2012. This replaces the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect, but any grants of stock-based compensation after May 18, 2012, will be made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months, and nine months ended September 30, 2012, and 2011, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Stock compensation expense for options, net of forfeitures	$13	$419	$4,103	$1,734
Stock compensation expense for restricted stock units, net of forfeitures	489	341	1,705	1,084
Combined stock compensation expense	$502	$760	$5,808	$2,818

In the first quarter of 2012, the compensation committee of the board of directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in the nine months ended September 30, 2012.

We received approximately $0.1 million and $3.3 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2012, compared to $0.4 million and $1.6 million for the same periods in 2011.

As of September 30, 2012, we have approximately $0.8 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.7 years and a total period of 5.2 years.  We also have approximately $15.8 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 5.3 years and a total period of 10.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield (1)	N/A	1.58%	N/A	1.58%
Expected volatility (2)	N/A	33.73%	N/A	33.73%
Risk-free interest rate (3)	N/A	0.38%	N/A	0.38%
Expected term (4)	N/A	3.92 years	N/A	3.92 years
Weighted average fair value of options granted	N/A	$3.48	N/A	$3.48

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data for the past 7 years through the end of the most recent period to estimate the expected volatility.
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

A summary of the option award activity under our equity compensation plan as of September 30, 2012, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2011	3,823,585	$15.80
Granted	-	-
Exercised	(259,457)	12.80
Forfeited	(84,834)	17.20
Outstanding as of September 30, 2012	3,479,294	$15.98

A summary of the restricted stock unit award activity under our equity compensation plan as of September 30, 2012, and changes during the nine-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2011	1,325,817	$16.01
Granted	41,000	16.76
Vested	(106,605)	16.00
Forfeited	(20,180)	16.58
Outstanding as of September 30, 2012	1,240,032	$16.03

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Weighted average common shares outstanding – basic	79,726	79,895	79,648	82,136
Dilutive effect of stock options and unvested restricted stock units	244	317	367	485
Weighted average common shares outstanding – diluted	79,970	80,212	80,015	82,621

Net income attributable to Knight Transportation	$16,584	$16,563	$46,418	$42,778
Earnings per common share
Basic	$0.21	$0.21	$0.58	$0.52
Diluted	$0.21	$0.21	$0.58	$0.52

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of anti-dilutive shares	2,916,442	3,508,461	1,925,019	2,653,243

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

We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.  Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of this litigation is likely to have a materially adverse effect on us.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

Note 7.                      Dividends

On August 9, 2012, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on September 7, 2012, and was paid on September 28, 2012. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, is as follows:

Goodwill:	In Thousands
Balance at December 31, 2011	$10,295
Amortization relating to deferred tax assets	(14)
Balance at September 30, 2012	$10,281

Note 9.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million to TRP. In 2006, we increased the commitment amount to $5.5 million. Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor. At September 30, 2012, the carrying value of our investment in TRP was $2.2 million, and our ownership interest was approximately 1.9%. This balance is included within "Other long-term assets and restricted cash" on our consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), focuses on similar investment opportunities as TRP. As of September 30, 2012, we have contributed approximately $7.3 million to TRP III, leaving an outstanding commitment of $7.7 million as of September 30, 2012. In accordance with ASC 323, Investments-Equity Method and Joint Ventures, our investment in TRP III is accounted for using the equity method. At September 30, 2012, our investment balance in TRP III was $6.9 million, and our ownership interest was approximately 6.1%. This balance is included in "Other long-term assets and restricted cash" on our consolidated balance sheets.

Note 10.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of September 30, 2012, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $4.3 million, including unrealized losses of approximately $529,000.

Note 11.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at September 30, 2012 and December 31, 2011, totaled $17.9 million and $19.4 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We file U.S. and state income tax returns with varying statutes of limitations.  The 2008 through 2011 tax years generally remain subject to examination by federal authority, and the 2007 through 2011 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at September 30, 2012 or December 31, 2011.

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

We did not purchase any shares in the nine months ended September 30, 2012, and as of September 30, 2012, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2012 and December 31, 2011.

	Total	Total	Level One		Level Two		Level Three
	Balance at September 30, 2012	Balance at December 31, 2011	Balance at September 30, 2012	Balance at December 31, 2011	Balance at September 30, 2012	Balance at December 31, 2011	Balance at September 30, 2012	Balance at December 31, 2011
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$4,295	$4,154	$4,295	$4,154	-	-	-	-

Restricted cash and investments:
Money market funds	$1,103	$823	$1,103	$823	-	-	-	-

Trading Securities:
Debt securities - municipal securities	$2,493	$2,708	-	-	$2,493	$2,708	-	-

Note 15.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 5% to 14%. We had 145 and 180 loans outstanding from independent contractors and third parties as of September 30, 2012 and December 31, 2011, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Notes receivable from independent contractors	$608	$1,265
Notes receivable from third parties	4,090	4,102
Net investment in sales-type leases	24	70
Gross notes receivable	4,722	5,437
Allowance for doubtful notes receivable	(296)	(416)
Total notes receivable net of allowance	4,426	5,021

Current portion (net of allowance)	894	1,034
Long-term portion	$3,532	$3,987

The following lists the components of the net investment in sales-type leases as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Total minimum lease payments to be received	$24	$73
Less: unearned income	-	(3)
Net investment in sales-type leases	$24	$70

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

Note 16.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacted business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from US West Agriculture Exporters, LLC at September 30, 2012, was approximately $2.8 million, compared to approximately $2.9 million at December 31, 2011. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters, LLC have been paid in full.

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

Note 17.                      Line of Credit

We maintain a revolving line of credit, which permits revolving borrowings and letters of credit. Previously, the line of credit was maintained at $50.0 million. In 2011, we amended the agreement with Wells Fargo Bank to increase the line of credit to $150.0 million, and extended the maturity date from September 2012 to July 2016. The amended line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. Under the line of credit agreement, we have $45.0 million debt outstanding as of September 30, 2012, compared to $55.0 million at December 31, 2011. The weighted average variable annual percentage rate (APR) for amounts borrowed in the nine months ended September 30, 2012, was 0.93%. Borrowing under the line of credit is recorded as "Long-term debt" on the consolidated balance sheets. In connection with our self-insurance program, we also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities. As of September 30, 2012, the line of credit available for future borrowing was $81.0 million. We are obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated earnings before interest, tax, depreciation, and amortization of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. We were compliant with our financial ratios and covenants at September 30, 2012 and December 31, 2011.

Note 18.                      Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective during the interim and annual periods beginning after December 15, 2011; early adoption is not permitted. We have adopted the standard effective January 1, 2012, with no material impact on our consolidated financial statements.

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

Introduction

Business Overview

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We use our nationwide network of service centers, one of the country's largest company-owned tractor fleets, our fleet of independent contractors, as well as access to the fleets of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, dedicated truckload services, drayage, intermodal, and truckload freight brokerage services. Through our asset-based and non-asset-based operations, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Our operations involve a range of investments in capital assets, and expected operating margins.  Our asset-based businesses generally include dry van truckload, temperature-controlled truckload, dedicated truckload, and drayage services.  Our non-asset-based services generally include intermodal and truckload brokerage services.  However, within our asset-based services, the use of independent contractors to provide tractors lowers the capital investment in certain of our dry van, temperature-controlled, and port and rail services operations.  In addition, drayage operations generally involve less expensive tractors with longer lives, and do not require a large investment in trailers. We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Our operating strategy for our asset-based operations is to provide a high level of service, and achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, decrease maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based operations is to match the shipping needs of our customers that do not fit our asset-based services, with the capacity provided by our network of third-party truckload carriers and our rail partners. This operating strategy allows us to leverage our existing network and marketing personnel to provide our customers alternatives at a low cost per transaction.

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

Outlook

We believe the continued execution of our strategy affords us the opportunity to grow market share in each of our businesses at acceptable rates of return. While the recent softer freight trends have been disappointing, we believe industry-wide truckload capacity constraints will continue due to an older industry average age of truck fleet, higher equipment costs, significant safety regulatory changes, and a challenging driver market. We believe capacity constraints will mitigate some of the pricing pressure our industry historically has experienced during periods of weak freight volume. We continue to utilize the flexibility of our decentralized model to  adapt to market conditions and grow in the most promising geographies and segments. We are always optimizing our model and refining our execution in reaction to, or in anticipation of, the truckload market dynamics. We will continue to evaluate acquisition candidates and other opportunities that can create value for our shareholders and further advance our long-term strategy. We believe that we are well positioned to capitalize on strategic opportunities to grow each of our businesses.

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

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended September 30, 2012, in comparison to the same period in 2011 were:

∙	Total revenue increased 4.8%, to $237.9 million from $227.1 million;

∙	Revenue, before fuel surcharge, increased 5.0%, to $192.6 million from $183.4 million; and

∙	Net income attributable to Knight was $16.6 million, or $0.21 per diluted share, compared to $16.6 million, or $0.21 per diluted share.

We continued to add capacity and develop our customer relationships during the third quarter. The business environment was difficult due to rising diesel fuel prices and a slower than anticipated freight market. Accordingly, revenue grew modestly, while net income was flat and per-tractor asset productivity was down.

In the third quarter of 2012, average revenue per tractor (excluding fuel surcharges) decreased 2.5% to $39,811 from $40,823, as higher rates were offset by lower utilization, while average fleet count increased 6.1% when compared to the same period of 2011.  The decrease in revenue per tractor was driven by a 0.9% increase in revenue per total mile offset by a 3.4% decrease in miles per tractor.  We realized improvement in revenue per loaded mile and average length of haul, which improved 0.9% and 0.8%, respectively. In addition, our operational discipline enabled us to maintain our non-paid empty miles at 10.7% from a year ago despite the challenging freight market.

We ended the third quarter of 2012 with 4,194 tractors, compared to 3,939 tractors a year ago; this includes tractors operated by independent contractors that grew from 454 tractors to 503 tractors in the third quarter this year.

Our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 85.6% for the quarter ended September 30, 2012, compared to 84.9% for the same period a year ago.

Our capital expenditures, net of equipment sales, were $85.9 million for the nine months ended September 30, 2012, compared to $98.0 million for the same period a year ago.  At September 30, 2012, our cash and cash equivalents totaled $8.2 million, and our shareholders' equity was $517.1 million, compared to $9.6 million and $476.4 million at December 31, 2011.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended September 30,		(A) (Fuel surcharge included in revenue) Nine Months Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Total revenue, including fuel surcharge	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	24.5	24.4	30.2	30.2	25.7	25.3	32.0	31.4
Fuel	25.0	26.3	7.3	8.7	25.0	26.4	6.6	8.5
Operations and maintenance	6.7	6.0	8.4	7.5	6.5	6.3	8.1	7.8
Insurance and claims	3.3	3.5	4.0	4.4	3.4	3.6	4.3	4.5
Operating taxes and licenses	1.6	1.6	2.0	2.0	1.7	1.8	2.1	2.2
Communications	0.5	0.6	0.7	0.8	0.6	0.5	0.7	0.8
Depreciation and amortization	9.2	8.5	11.3	10.4	9.1	8.7	11.3	10.8
Purchased transportation	16.4	15.5	20.3	19.2	15.4	14.9	19.2	18.5
Miscellaneous operating expenses	1.1	1.4	1.4	1.7	1.1	1.5	1.4	1.8
Total operating expenses	88.3	87.8	85.6	84.9	88.5	89.0	85.7	86.3
Income from operations	11.7	12.2	14.4	15.1	11.5	11.0	14.3	13.7
Interest income	0.0	0.0	0.1	0.1	0.0	0.2	0.1	0.2
Interest expense	0.0	0.0	(0.1)	0.0	(0.1)	0.0	(0.1)	0.0
Other income	0.0	0.0	0.0	0.0	0.1	0.0	0.1	0.0
Income before income taxes	11.7	12.2	14.4	15.2	11.5	11.2	14.4	13.9
Income taxes	4.7	4.9	5.8	6.1	4.8	4.5	6.0	5.6
Net Income	7.0	7.3	8.6	9.1	6.7	6.7	8.4	8.3
Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.1	0.0	0.0	0.1	0.0

Net Income attributable to Knight Transportation	7.0%	7.3%	8.6%	9.0%	6.7%	6.7%	8.3%	8.3%

*	There are minor rounding differences in the table.

A discussion of our results of operations for the nine months and three months ended September 30, 2012 and September 30, 2011 is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2012 to Nine Months and Three Months Ended September 30, 2011.

Total revenue for the nine months ended September 30, 2012, increased 8.0% to $693.7 million from $642.1 million for the same period in 2011. Total revenue included $136.7 million of fuel surcharge revenue in the 2012 period compared to $125.8 million in the 2011 period. Total revenue for the quarter ended September 30, 2012, increased 4.8% to $237.9 million from $227.1 million for the same period in 2011. Total revenue for the quarter included $45.4 million of fuel surcharge revenue in the 2012 period compared to $43.7 million in the 2011 period.

Revenue, before fuel surcharge, increased 7.9% to $557.0 million for the nine months ended September 30, 2012, from $516.3 million for the same period of 2011.  Revenue, before fuel surcharge, increased 5.0% to $192.6 million for the quarter ended September 30, 2012, from $183.4 million for the same period in 2011.

In the third quarter of 2012, our revenue continued to trend positively and we experienced revenue growth in all but one of our operating segments compared to the same period in 2011. Our dry van operations increased revenue 4.0%, while our port and rail services increased 14.7%. Our non-asset based operations including our brokerage and intermodal service offerings, grew revenues 14.8% and experienced expanded margins in the third quarter of 2012, compared to the same quarter of 2011. The results of our temperature-controlled business fell short of our expectations for the quarter as revenue decreased 2.3% from the same period a year ago as utilization decreased compared to last year. We continue to offer the full range of our asset-based offerings and non-asset based offerings to match the best truckload solutions for our customers.

We operated 6.1% additional average tractors in the 2012 quarter versus the 2011 quarter, increased our average revenue per total mile 0.9%, increased our average length of haul 0.8% and maintained our non-paid empty mile percentage.  However, our average revenue per tractor (excluding fuel surcharges) declined 2.5% due to lower utilization and additional tractor count.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased to 32.0% for the nine months ended September 30, 2012, compared to 31.4% for the same period in 2011.  Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, was flat at 30.2% for the three months ended September 30, 2012, compared to the same period in 2011. The increase in the nine-month period as a percentage of revenue is due to the $4.0 million pre-tax, non-cash stock compensation charge recorded in the first quarter of 2012 related to the acceleration of certain stock options issued prior to 2009. Excluding this charge, salaries, wages and benefits expense for the nine-month period, expressed as a percentage of revenue decreased slightly because of increased revenue generated from our non-asset based operations and independent contractors, the expenses of which are reflected in purchased transportation. Costs associated with healthcare benefits provided to our employees, and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income. We believe that the driver market remains challenging and the implementation of Compliance, Safety, Accountability ("CSA") has further reduced the pool of available drivers.  Having a sufficient number of qualified driving associates continues to be a major concern.  We have implemented a performance related bonus plan for our drivers, and could be required to create further pay incentives during the year given these conditions, however, we continue to seek ways to attract and retain qualified driving associates, and are encouraged by the favorable turnover rates experienced this year.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 6.6% for the nine months ended September 30, 2012, from 8.5% for the same period in 2011. Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 7.3% for the three months ended September 30, 2012, from 8.7% for the same period in 2011.  In the nine-month and three-month periods ended September 30, 2012, compared to the same periods in 2011, the decrease as a percentage of revenue before fuel surcharge is primarily due to a combination of  growth in our non-asset-based businesses, where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives. We have made improvements to eliminate empty miles, reduce out of route miles and idle time, improve fuel cost, enhance equipment operations through training, and significantly improve aerodynamics and engine efficiency.  We continue to update our fleet with more fuel-efficient 2010 U.S. EPA emission engines; our average fleet age at September 30, 2012, was 1.8 years compared to 1.9 years at September 30, 2011. These efficiencies were offset by rising fuel prices that negatively impacted our earnings for the periods. The National Average Diesel Fuel price increased 3.0% and 2.5% in the nine months, and three months ended September 30, 2012, respectively, when compared to the same periods a year ago.  Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, as experienced in the third quarter of 2012, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased 0.3% for the nine months ended September 30, 2012, to 8.1% compared to 7.8% in the same period a year ago; and 0.9% for the three months ended September 30, 2012, to 8.4% compared to 7.5% in the same period a year ago. Operations and maintenance consist of direct operating expense, maintenance, and tire expense. The increase in the periods, year over year, is due to a combination of rising tire costs since early 2011 when the price of rubber peaked, and increases in costs associated with preparing trucks for trade as we continue to refresh our fleet.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased for the nine months ended September 30, 2012, to 4.3% compared to 4.5% for the same period a year ago. For the quarter ended September 30, 2012, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 4.0% compared to 4.4% for the same period a year ago. We experienced increased revenue, and slightly lower accident rates and lower settlement costs in the periods of 2012 compared to the same periods in 2011.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased slightly in the nine months ended September 30, 2012, and remained flat in the quarter ended September 30, 2012, compared to the same periods in 2011.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.7% for the nine-month period and three-month period ended September 30, 2012, from 0.8% for the same periods of 2011, due to the increase in revenue and extending the life of our communication equipment.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, increased to 11.3% for the nine months and three months ended September 30, 2012, compared to 10.8% and 10.4% for the same periods in 2011, respectively. The increase is due to higher equipment prices for EPA compliant engines, and a decline in revenue per tractor. Absent offsetting improvements in revenue per tractor or continued growth in our non-asset based businesses and independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to increase.

Purchased transportation is comprised of amounts paid to independent contractors for our dry van, temperature-controlled, and drayage operations, as well as contracted carriers for our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 19.2% for the nine months ended September 30, 2012, from 18.5% for the same period in 2011, while for the three months ended September 30, 2012, it increased to 20.3% from 19.2% for the same period in 2011. The increase in this category in both the nine-month and three-month periods is due to the combination of increased sourcing activity through our joint venture operations, and increased contractor and third-party carrier expense compared to the same periods in 2011. An increase in demand for our brokerage and intermodal services resulting from growing our carrier base and developing customer relations has increased our brokerage and intermodal purchased transportation expense.  We experienced rising cost per mile paid to independent contractors due to increases in the National Average Diesel Fuel price; purchased transportation payments generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices as we experienced in the three months ended September 30, 2012.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased 0.4% and 0.3% for the nine months and three months ended September 30, 2012, respectively, from the same periods in 2011. These decreases are primarily due to an increase in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment increased to $6.9 million in the nine months ended September 30, 2012, compared to $4.4 million for the same period a year ago, and to $2.1 million for the three months ended September 30, 2012, compared to $1.8 million for the same period in 2011.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 85.7%, or 85.0% excluding the $4.0 million non-cash stock compensation charge, for the nine months ended September 30, 2012, compared to 86.3% for the same period in 2011. For the quarter ended September 30, 2012, our operating ratio was 85.6% compared to 84.9% for the same quarter in 2011.

Interest income as a percentage of revenue, before fuel surcharge, decreased by 0.1% for the nine months ended September 30, 2012, compared to the same period in 2011, as we decreased our short-term investments and increased our investment in revenue equipment, office equipment, and land and leasehold improvements.  We also incurred approximately $357,000 in interest expense in the nine months ended September 30, 2012, and approximately $115,000 in the three months ended September 30, 2012, as a result of borrowing from our line of credit. Our other income increased in the 2012 periods compared to the 2011 periods as a result of income received from our investments in available-for-sale securities, which was partially offset by losses incurred from other investments included in "Other long-term assets and restricted cash" on the accompanying consolidated balance sheets.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rate has increased to 41.7% for the nine months ended September 30, 2012, compared to 40.0% for the same period a year ago. The increased effective tax rate is attributed to the majority of the $4.0 million pre-tax stock compensation charge being disallowed as a tax deduction. We expect our effective tax rate to return to historical levels in future periods.

As a result of the preceding changes, our net income attributable to Knight, as a percentage of revenue before fuel surcharge, increased to 8.3% for the nine months ended September 30, 2012, compared to 8.3% for the same period in 2011. For the quarter ended September 30, 2012, net income attributable to Knight, as a percentage of revenue before fuel surcharge, decreased to 8.6% compared to 9.0% for the same quarter in 2011.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $106.7 million for the nine months ended September 30, 2012, compared to $122.4 million provided during the same period in 2011. We held no short-term trading investments in 2012, as we liquidated our holdings in 2011. Excluding the decrease in our short-term trading investments in 2011, our net cash provided by operating activities would have been $106.7 million and $98.0 million for the nine months ended September 30, 2012 and 2011, respectively. We also used $30.0 million to pay income taxes in the nine months ended September 30, 2012, compared to $6.4 million for the same period in 2011.

Net cash used in investing activities was $86.5 million for the nine months ended September 30, 2012, compared to $100.7 million for the same period in 2011. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, decreased to $85.9 million for the nine months ended September 30, 2012, compared to $98.0 million for the same period in 2011.

Net cash used in financing activities was $21.5 million for the nine months ended September 30, 2012, compared to $39.6 million for the same period in 2011.  We did not repurchase any shares of our stock in the nine months ended September 30, 2012; however, we purchased $76.6 million of Company stock on the open market in the nine months ended September 30, 2011. The cash payments to repurchase company shares was offset by an inflow of cash from borrowing $50.0 million from our line of credit in the nine months ended September 30, 2011; we used $10.0 million to pay down our line of credit borrowing in the nine months ending September 30, 2012. Proceeds from exercises of stock options were $3.3 million in the nine months ended September 30, 2012, compared to $1.6 million in the same period of 2011, and we paid $14.5 million for dividends compared to $14.8 million in dividends for the same period in 2011. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. The outstanding debt balance under our line of credit was $45.0 million and $55.0 million at September 30, 2012, and December 31, 2011, respectively. The line of credit is classified as a long-term liability on the "Long-term debt" line in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $24.0 million at September 30, 2012, and $25.3 million at December 31, 2011. Combining the amounts borrowed and letters of credit issued at September 30, 2012, we had $81.0 million available for future borrowing under our line of credit, and $69.7 million at December 31, 2011.  We are obligated to comply with certain financial covenants under our line of credit agreement, and we were compliant at September 30, 2012 and December 31, 2011.

Over the last twelve-month period, we have returned $19.2 million to our shareholders in the form of dividends and stock repurchases. Our cash balance at September 30, 2012, was $8.2 million, and we ended the third quarter with $517.1 million of shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of September 30, 2012 or December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2012, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2011 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the nine months ended September 30, 2012, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.5 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of September 30, 2012 and December 31, 2011, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the third quarter of 2012. See Note 13 for additional information with respect to our share repurchase programs.

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

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2012	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: November 9, 2012	By:	/s/ Adam Miller
Adam Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant