Form 10-K
period 2012-12-31
KNIGHT TRANSPORTATION INC
filed 2013-03-01
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, was approximately $948.9 million (based upon $15.99 per share closing price on that date as reported by the New York Stock Exchange). In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 11, 2013 was 79,852,269.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on May 16, 2013 have been incorporated by reference into Part III of this Form 10-K.

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

General

We are a provider of multiple truckload transportation services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are headquartered in Phoenix, Arizona and use our nationwide network of service centers, one of the country's largest company-owned tractor fleets, as well as access to the fleets of thousands of third-party equipment providers, to provide significant capacity and a broad range of solutions to truckload shippers. Our services include dry van truckload, temperature-controlled truckload, dedicated truckload services, drayage, intermodal, and truckload freight brokerage services. Through our multiple service offerings and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

We were founded as a provider of dry van truckload services.  In 2004, we took the first step towards our strategy of providing truckload shippers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC.  In 2005, we created Knight Brokerage, LLC, which has developed relationships with thousands of carriers wherein they provide their third-party owned assets for truckload services to our customers.  In 2008, we further enhanced our services by creating Knight Port Services, LLC (formerly known as Knight Intermodal, LLC), which provides environmentally friendly coastal drayage services with 2007 and 2010 U.S. Environmental Protection Agency (“EPA”) compliant engines. Most recently in 2010, we advanced our objective to grow services with the addition of our rail intermodal services offered through our Knight Intermodal operation. We believe that this diversified customer offering strategically positions us for growth with existing and new truckload shipping customers.

Based on the guidance set forth in Accounting Standards Codification ("ASC") Sub-Topic 280-10, Segment Reporting, we have determined that we have one reportable segment as all five operating segments meet all of the aggregation criteria.  As such, we concluded that all operating segments exhibit similar long-term economic characteristics, have similar performance indicators, and are exposed to the same competitive, operating, financial, and other risk factors.

Operations

Our operating strategy is to gain truckload market share by leveraging our services, relationships, and service center network, and to improve asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload alternatives for our customers. This operating strategy allows us to take advantage of the large amount of truckload freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers through the capacity provided by our network of third-party truckload carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

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

We operate primarily in the U.S. with minor operations in Canada and Mexico.  Substantially all of our revenue is generated from within the U.S.  All of our tractors are domiciled in the U.S., and for the past three years, we estimate that less than one percent of our revenue has been generated in Canada and Mexico.  We do not separately track domestic and foreign revenue from customers or domestic and foreign long-lived assets, and providing such information would not be meaningful.

Operating Efficiencies. Our company was founded on a philosophy of maintaining operating efficiencies and controlling costs. We focus on operating in particular geographic markets. This approach allows us to concentrate our marketing efforts to achieve higher penetration of our targeted service areas. We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts supplies. We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety. We continue to update our fleet with more fuel-efficient post-2010 EPA emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer skirts, which lead to meaningful improvements in fuel efficiency.

Customer Service. We strive to provide superior service to our customers, and seek to establish ourselves as a preferred truckload solutions provider for our customers. We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service. Our services include dry van truckload, temperature-controlled truckload, dedicated truckload services, drayage, intermodal, and truckload freight brokerage services, multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time pickups and deliveries within narrow time frames, specialized driver training, and other services. We price our services commensurately with the level of service our customers require and the market conditions. By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business. We purchase and deploy technology when we believe that it will allow us to operate more safely, securely, and efficiently and the investment is cost-justified. Virtually all of our tractors are equipped with a satellite-based tracking and communication system to communicate with our drivers, to obtain load position updates, to manage our fleets, and to provide our customers with freight visibility. The majority of our trailers are equipped with VeriWise trailer-tracking technology that allows us to more effectively manage our trailers. We have purchased and developed software for our non-asset-based businesses that provides greater visibility to capacity of our third-party providers and enhances our ability to provide our customers solutions with a high level of service. We have automated many of our back-office functions, and we continue to invest in technology where it allows us to better serve our customers and improve efficiency.

Growth Strategy

Our growth strategy is focused on the following key areas:

Expanding existing service centers. Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers. Although we continue to seek opportunities to further increase our business in this manner, our primary focus is on developing and expanding our existing service centers by strengthening our customer relationships, recruiting quality driving associates, adding new customers, and expanding the range of truckload solutions offered from these service centers.

Improved asset productivity. We are focused on improving the revenue generated from our tractors and trailers, without compromising safety. We can accomplish this objective through increased miles driven and increased rate per mile.

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

Diversifying our service offerings. We are committed to providing our customers a broad and growing range of truckload services and continue to invest considerable resources toward developing a range of solutions for truckload customers. Each of our truckload service offerings produced revenue growth in 2012.  These offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain objectives. We plan to continue to leverage our nationwide footprint and expertise of providing synergies and adding value to our customers through our diversified service offerings.

Opportunities to make selected acquisitions. We are regularly evaluating acquisition opportunities. Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers. Although our primary focus for growth is internal, we continue to evaluate acquisition opportunities.

We are one of the few large scale truckload transportation providers that continues to convert top line revenue growth into increased capacity in its tractor fleet.  We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide multiple truckload solutions for our customers.  We maintain the flexibility within our decentralized network to adapt to market conditions.  We believe our unique mix of regional management, while centralizing certain business functions to leverage the collective economies of scale, allows us to develop future leaders with relevant operating experience, minimize the diseconomies of scale that can come with size, take advantage of regional knowledge, and manage our business with a high level of performance accountability.

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

We strive to maintain a diversified customer base. For the year ended December 31, 2012, our top 25 customers represented approximately 38% of revenue; our top 10 customers represented approximately 23% of revenue; and our top 5 customers represented approximately 15% of revenue. No single customer represented more than 4% of revenue in 2012. Most of our truckload carriage contracts are cancelable on 30 days' notice.

To be responsive to the needs of our customers and drivers, we offer dedicated services, in which we assign particular drivers and equipment to prescribed routes.  This can provide customers a guaranteed source of capacity and level of service.  Our dedicated fleet services may provide a significant part of a customer's transportation requirements. Under a dedicated carriage service agreement, we can provide drivers, equipment and maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

Each of our service centers is linked to our corporate information system in our Phoenix headquarters. The capabilities of this system enhance our operating efficiency by providing cost effective access to detailed information concerning equipment, shipment status, and specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads.  Additionally, our customers can track shipments and obtain copies of shipping documents via our website.  We also provide electronic data interchange services to shippers desiring such service.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2012, we had 5,176 employees, of which 4,197 were drivers. None of our employees are subject to a union contract.

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

We recognize that the recruitment, training, and retention of a professional driver workforce is one of our most valuable assets and is essential to support our continued growth and to meet the service requirements of our customers. We hire drivers who meet our objective guidelines relating primarily to their safety history, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to the highest level of customer service, we build our operations for drivers around a team environment. We provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment. Drivers are recognized for providing superior service and developing good safety records.

Through Squire Transportation, LLC, our asset-based training company, we focus on developing skilled, productive, and safe drivers. Squire's mission is to provide our drivers with the skills necessary to have a driving career with us. Squire is not a revenue-generating segment, as trainees enrolled in the training program are our employees. We believe Squire will continue to be very beneficial in terms of recruiting and retaining qualified drivers.

Our drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles. Drivers are also compensated for additional flexible services provided to our customers. Drivers and other employees are invited to participate in our 401(k) program and in our company-sponsored health, life, and dental plans. Certain employees, who meet eligibility criteria, also participate in our equity compensation plan.

We also maintain an independent contractor program. Because independent contractors provide their own tractors, the independent contractor program provides us an alternate method of obtaining additional truckload capacity. We intend to continue our use of independent contractors. As of December 31, 2012, we had 507 tractors owned and operated by independent contractors under contract with us. Independent contractors enter into a contract with us whereby the independent contractor provides the tractor and a driver to service the load offered to them. We pay independent contractors a fixed level of compensation and a fuel surcharge passthrough, based on a predetermined number of loaded and empty miles. We offer maintenance services to our independent contractors, although they are financially responsible for the costs, and pay for their own fuel. We provide trailers for each independent contractor. In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment. These loans are secured by a lien on the revenue equipment. As of December 31, 2012, outstanding loans to independent contractors totaled approximately $606,000.

Revenue Equipment

As of December 31, 2012, we operated 3,627 company-owned tractors with an average age of 1.9 years. We also had under contract 507 tractors owned and operated by independent contractors. Our trailer fleet consisted of 9,564 53-foot long trailers with an average age of 5.5 years and includes 1,092 temperature-controlled trailers. Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization. In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, environment, technology, warranty terms, manufacturer support, driver comfort, and resale value. We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.  In addition to being able to react to market conditions because of our financial flexibility, we believe we can react quickly to market conditions because our service centers function as smaller, decentralized operations.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. We perform routine servicing and maintenance of our equipment at several of our service centers. Our current policy is to replace most of our tractors around 48 months after purchase and to replace our trailers over a five to ten year period. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.

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

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2012 to January 31, 2013, our SIR was $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  For the policy period February 1, 2013 to January 31, 2014 our SIR is $3.0 million with no additional responsibility for "aggregate" losses.   In the past, our retention generally ranged from $1.0 million to $2.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $55.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant.

Competition

The freight transportation industry is highly competitive and fragmented. We compete primarily with other truckload carriers and logistics companies, as well as railroads and air freight providers.  We also compete with other motor carriers for the services of drivers, independent contractors, and management employees. A number of our competitors have greater financial resources, own more equipment, and carry a larger volume of freight than we do. We believe that the principal competitive factors in our business are service, efficiency, pricing (rates), the availability and configuration of equipment that satisfies customers' needs, and our ability to provide multiple solutions to our customers.

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

The DOT, through the Federal Motor Carrier Safety Administration ("FMCSA"), imposes safety and fitness regulations on us and our drivers.  In December of 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle. The FMCSA preserved the current 11-hour daily driving limit, but indicated that this daily limit may be revisited in the future. The rule prescribed two new requirements regarding driving hours. First, drivers must take 30 minute breaks after 8 hours of consecutive driving. Second, the rule reduced the total hours a driver is permitted to work during each week to 70.

The new rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a "34-hour restart." While there were previously no conditions limiting the use of 34-hour restart periods, the new rule requires that a 34-hour restart may only be used once per week and only after the driver has observed two rest periods between 1 a.m. and 5 a.m. These rules are currently scheduled to become effective on July 1, 2013. The new rule also adjusted the definition of "off-duty time" to exclude from hourly limits driver time spent in a parked vehicle, effective February 27, 2012. Finally, the rule defined what hours-of-service rule violations are considered "egregious," and provided for enhanced penalties to carriers for when such violations occur.

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

The FMCSA's Compliance Safety Accountability program ("CSA") (formerly "Comprehensive Safety Analysis 2010") introduced a new enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  Please refer to "Item 1A. Risk Factors" for more information regarding CSA.

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

Finally, the FMCSA proposed new rules that would require nearly all carriers, including us, to install and use electronic, on-board recorders in their tractors (paperless logs) to electronically monitor truck miles and enforce hours-of-service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of paperless logs by July 2013 with full adoption for all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  We have proactively installed electronic, on-board recorders on almost all of our company tractors.

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

Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that replace the engine power and eliminate idling, or face a decrease in productivity.

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

EPA regulations limiting exhaust emissions became effective in 2002 and became more restrictive for engines manufactured after January 1, 2007 and again for engines manufactured after January 1, 2010. In May of 2010, an executive memorandum was adopted directing the National Highway Traffic Safety Administration ("NHTSA") and the EPA to develop new, stricter fuel-efficiency standards for heavy tractors. In August of 2011, the EPA released fuel economy standards for heavy trucks for the first time. These standards will require a fuel economy improvement of approximately 20% by 2018, starting with the 2014 model year.

California also adopted new performance requirements for diesel tractors, with targets to be met between 2011 and 2023. In December 2008, California also adopted new trailer regulations, which require all 53-foot or longer box-type trailers that operate at least some of the time in California (no matter where they are registered) to meet specific aerodynamic efficiency requirements when operating in California. Beginning January 1, 2010, model year 2011 and newer 53-foot or longer box-type trailers subject to the California regulations were required to be either SmartWay certified or equipped with low-rolling, resistance tires and retrofitted with SmartWay-approved, aerodynamic technologies. Beginning December 31, 2012, pre-2011 model year 53-foot or longer box-type trailers must meet the same requirements as 2011 model year and newer trailers or have prepared and submitted a compliance plan, based on fleet size, which allows them to phase in their compliance over time. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly-designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Continued expansion of our operations throughout the United States could expose us to greater operating variances due to periodic seasonal weather in various regions, which variance could have a materially adverse effect on our operations.

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

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  Per the original partnership agreement, we committed to invest $5.0 million out of approximately $260.0 million. In early 2006, we increased the commitment amount to $5.5 million.  Our investment in TRP is accounted for using the cost method as our level of influence over the operations of TRP is minor. In 2012, we received a $216,000 distribution from a TRP portfolio company for which our capital investment was returned in full in an earlier year. The distribution received in 2012 was recognized as income in the current year.  At December 31, 2012, the carrying book balance of our investment in TRP was $2.2 million, and our ownership interest was approximately 1.9%.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2012, we have contributed approximately $7.6 million to TRP III. Our outstanding commitment to TRP III was approximately $7.4 million as of December 31, 2012. Our investment in TRP III is accounted for using the equity method. In 2012, we recorded a gain of $261,000 in our investment in TRP III, compared to a $74,000 gain for the same period in 2011. At December 31, 2012, our investment balance in TRP III was approximately $7.6 million, and our ownership interest was approximately 6.1%.

We invest in marketable equity securities classified as available-for-sale securities.  As of December 31, 2012, taking into account 2012 activity, our available-for-sale equity investment balance included in "Other long-term assets and restricted cash" was approximately $6.4 million, including net unrealized gains of $146,000 for the year.

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

Item 1A.                      Risk Factors

Our future results may be affected by a number of factors over which we have little or no control. The following discussion of risk factors contains forward-looking statements as discussed in Item 1 above and the Cautionary Note Regarding Forward-Looking Statements in Item 7 of Part II of this Annual Report.  The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors affecting the trucking industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. Some of the most significant of these factors are recessionary economic cycles, changes in customers' inventory levels, excess tractor or trailer capacity compared to shipping volumes, and downturns in customers' business cycles.  Economic conditions, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business, that decrease freight demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity. Adverse economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We also are subject to increases in costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time-to-time, various federal, state, or local taxes are also increased, including taxes on fuels. We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates.

Although we experienced significant and rapid growth in revenue and profits since the inception of our business in 1990, our growth slowed in recent years.  There can be no assurance that our business will grow substantially or without volatility.  Moreover, we may not be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Further, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

In addition to our service centers in Phoenix, Arizona, we have established service centers throughout the United States in order to serve markets in various regions.  These regional operations require the commitment of additional personnel and/or revenue equipment, as well as management resources, for future development. Should the growth in our regional operations slow or stagnate, the results of our operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a service center, and we may expand into smaller cities where there is less economic activity and opportunities for growth and fewer driver and non-driver personnel to support the service center.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from those previously experienced.  We may not be able to duplicate our regional operating strategy successfully throughout the United States, or perhaps outside the United States, and establishing service centers and operations in new markets could require more time and resources than expected or require a more substantial financial commitment than anticipated.  In addition, the commencement of operations outside our existing lines of business is subject to the risks inherent in entering new lines of business, including, but not limited to, unfamiliarity with pricing, service, operational, and liability issues; the risk that customer relationships may be difficult to obtain or that we may have to reduce rates to gain and develop customer relationships; the risk that the specialized equipment may not be adequately utilized; and the risk that insurance and claims may exceed our past experience.

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

We maintain insurance above the amounts for which we self-insure with licensed insurance carriers. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced. If cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts, if we experience a claim in excess of our coverage limits, if our insurance carriers fail to pay on our insurance claims, or if we experience a claim for which coverage is not provided, our results of operations and financial condition could be materially and adversely affected.  Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

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

We are subject to risk with respect to higher prices for new tractors.  Prices may increase due to, among other reasons, increases in commodity prices and government regulations applicable to newly manufactured tractors, trailers and diesel engines and due to the pricing discretion of equipment manufacturers. In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA. The regulations require reductions in exhaust emissions from diesel engines manufactured beginning in 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective. Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operation requirements.

We have trade-in and/or repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we do not enter into definitive agreements that reflect favorable terms, if we fail to or are unable to enter into similar arrangements in the future, or if we do not purchase the number of replacement units from the vendors required for such trade-ins.

If fuel prices increase significantly, our results of operations could be adversely affected.

Our operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather related, and market factors that are generally outside our control and each of which may lead to an increase in the cost of fuel.  Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations. We use a fuel surcharge program to recapture a portion of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge program vary and customers may seek to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases.  A failure to improve our fuel price protection through these measures, increases in fuel prices, or a shortage or rationing of diesel fuel, could materially and adversely affect our results of operations.

Difficulty in driver and independent contractor recruitment and retention may have a materially adverse effect on our business.

Difficulty in attracting or retaining qualified drivers, including independent contractors, could have a materially adverse effect on our growth and profitability.  Our industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  In addition, CSA and stricter hours-of-service limitations in the future may reduce effective driving capacity in our industry.  Our independent contractors are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  If a shortage of drivers were to occur, or if we were unable to continue to attract and contract with independent contractors, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service (which would lower our profitability), or further adjust our driver compensation package, which could adversely affect our profitability if not offset by a corresponding increase in rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating authority granted by the DOT. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, drivers' hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.  The Regulation section in Item 1 of Part I of this Annual Report discusses in detail several proposed, pending and final regulations that could significantly affect our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruitment and retention by causing high-quality drivers to seek employment with other carriers or by causing our customers to direct their business away from us and to carriers with higher fleet safety ratings, either of which would adversely affect our results of operations and productivity.  Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs.  Additionally, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

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

Our Indianapolis service center is located approximately one-tenth of a mile east of Reilly Tar and Chemical Corporation, a federal superfund site listed on the National Priorities List for cleanup.  The Reilly site has known soil and groundwater contamination.  There also are other sites in the general vicinity of our Indianapolis property that have known contamination.  Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area's contamination, but it is possible that we could be responsible for cleanup costs regardless.

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

We are highly dependent upon the services of certain key employees, including, but not limited to: Kevin P. Knight, our Chairman of the Board and Chief Executive Officer; Gary J. Knight, our Vice Chairman of the Board; Keith T. Knight, our Chief Operating Officer; David A. Jackson, our President; Adam W. Miller, our Chief Financial Officer; Kevin Quast, our Chief Operations Officer, and James Updike, our Executive Vice President of Sales & Marketing. We currently do not have employment agreements with any of these key employees, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, we must, because of our regional operating strategy, continue to find, develop, and retain service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failing to find, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

A significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2012, our top 25 customers, based on revenue, accounted for approximately 38% of our revenue; our top 10 customers, approximately 23% of our revenue; and our top 5 customers, approximately 15% of our revenue.  We operate in a highly competitive industry and generally do not have long-term contractual relationships with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

We depend on third parties, particularly in our rail intermodal and brokerage businesses, and service instability from these providers could increase our operating costs and reduce our ability to offer rail intermodal and brokerage services, which could adversely affect our revenue, results of operations, and customer relationships.

Our intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers.  In most markets, rail service is limited to a few railroads or even a single railroad.  Any future reduction in service by the railroads with which we have, or in the future may have, relationships that could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, or obtain multiple providers, which could limit our ability to provide this service.

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

We are dependent on computer and communications systems, and a systems failure or unavailability could cause a significant disruption to and adversely affect our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure.  We currently maintain our computer system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and deploy the backup systems from an alternative location.  However, we cannot predict the extent to which such location would be affected, and this alternative location may also be subject to the same interruptions as may affect our Phoenix headquarters. In the event of a significant system failure, our business could experience significant disruption, which could adversely affect our business and operations.

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

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Our current headquarters and principal place of business is located at 5601 West Buckeye Road, Phoenix, Arizona on approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet. We intend to move our corporate headquarters in 2013 to property located in North Phoenix, Arizona, which we purchased in the fourth quarter of 2012. This facility includes office buildings of approximately 116,000 square feet, and a data center of approximately 4,000 square feet. The following table provides information regarding the location of our service centers and/or offices as at December 31, 2012:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	Yes	No	Owned
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	No	No	Leased
Las Vegas, NV	Yes	No	No	Leased
Olive Branch, MS	Yes	Yes	Yes	Owned
Eagan, MN	Yes	No	No	Leased
Lebanon, TN	Yes	No	No	Owned
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Owned
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

2012	High	Low
First Quarter	$18.94	$15.46
Second Quarter	$17.91	$15.27
Third Quarter	$16.21	$14.08
Fourth Quarter	$15.63	$13.74

2011	High	Low
First Quarter	$20.12	$18.00
Second Quarter	$19.96	$15.78
Third Quarter	$17.79	$12.78
Fourth Quarter	$16.09	$12.63

As of February 19, 2013, we had 65 shareholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 28, 2013, the closing market price of our common stock on the NYSE was $15.66 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2012 dividend paid per common share	$0.06	$0.06	$0.06	$0.56	$0.74
2011 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24

In addition to the routine quarterly dividend, we declared and paid a special cash dividend of $0.50 per share in the fourth quarter of 2012, totaling $0.56 per share for the quarter.

Our most recent dividend, which was declared in February of 2013 for $0.06 per share, is scheduled to be paid in March of 2013.

We currently expect to continue to pay quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock. As of December 31, 2010, there were 2,020,956 shares remaining for future purchases. On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. During the year ended December 31, 2011, we repurchased 4,582,400 shares of our common stock in the open market that were retired and made available for future issuance.  We did not repurchase any shares during the year ended December 31, 2012.  As of December 31, 2012, there were 7,438,556 shares remaining for future purchases under our current repurchase program.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2012, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2012	2011	2010	2009	2008
Statements of Income Data:
Revenue, before fuel surcharge	$752,151	$697,286	$615,654	$571,496	$595,563
Fuel surcharge	183,885	168,913	115,055	80,225	171,372
Total revenue	936,036	866,199	730,709	651,721	766,935
Operating expenses	827,769	766,178	635,494	569,725	674,277
Income from operations	108,267	100,021	95,215	81,996	92,658
Interest income & other income	1,967	1,347	2,397	1,899	1,430
Interest expense	(457)	(180)	-	-	-
Income before income taxes	109,777	101,188	97,612	83,895	94,088
Net income	64,763	60,708	58,979	50,563	56,261
Net income attributable to Knight	64,117	60,248	59,072	50,563	56,261
Basic earnings per share	0.80	0.74	0.71	0.61	0.66
Diluted earnings per share	0.80	0.74	0.70	0.60	0.66
Balance Sheet Data (at end of period):
Working capital	$109,274	$110,082	$124,779	$158,693	$117,254
Total assets	728,512	737,583	676,987	686,473	646,940
Long-term debt	80,000	55,000	-	-	-
Cash dividend per share on common stock (1)	0.74	0.24	0.98	0.19	0.15
Knight Transportation Shareholders' equity	490,232	476,359	507,533	520,158	483,904
Operating Data (Unaudited):
Operating ratio (2)	88.4%	88.5%	87.0%	87.4%	87.9%
Operating ratio, excluding fuel surcharge (3)	85.6%	85.7%	84.5%	85.7%	84.4%
Average revenue per tractor (4)	$158,978	$157,076	$150,992	$143,560	$150,543
Average length of haul (miles)	482	483	478	470	518
Empty mile factor	10.6%	10.6%	10.7%	11.9%	11.8%
Tractors operated at end of period (5)	4,134	3,976	3,866	3,736	3,699
Trailers operated at end of period	9,564	8,986	9,008	8,595	9,155

(1)
In addition to the quarterly dividend paid in all four quarters of 2012 and 2010, we declared and paid a special dividend of $0.50 and $0.75 per share in the fourth quarter of 2012 and 2010, respectively.

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
(5)
Includes: (a) 507 independent contractor operated vehicles at December 31, 2012; (b) 467 independent contractor operated vehicles at December 31, 2011; (c) 446 independent contractor operated vehicles at December 31, 2010; (d) 329 independent contractor operated vehicles at December 31, 2009; and (e) 185 independent contractor operated vehicles at December 31, 2008.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases. Forward-looking statements are based on currently available operating, financial, and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Our current services include dry van truckload, temperature-controlled (also referred to as refrigerated) truckload, dedicated truckload services, drayage services between ocean ports or rail ramps and shipping docks, rail intermodal services, and truckload freight brokerage services. Through this range of services, we are able to transport, or arrange for the transportation of, a wide range of commodities for a diversified customer base throughout the United States and parts of Canada and Mexico.

Our asset-based businesses generally include dry van truckload, refrigerated truckload, dedicated truckload, and drayage services.  Our non-asset-based services generally include rail intermodal and truckload brokerage services.  However, within our asset-based services, the use of independent contractors to provide tractors lowers the capital investment in our dry van and refrigerated operations.  In addition, drayage operations generally involve less expensive tractors with longer lives and do not require a large investment in trailering equipment.  In recent years, the revenues of the less asset-intensive portions of our business have grown faster than the more asset-intensive portions of our business.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation solutions to our customers. We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Our operating strategy for our asset-based operations is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer. This operating strategy allows us to take advantage of the large amount of freight transported in regional markets. Our decentralized service centers enable us to better serve our customers and work more closely with our driving associates. We operate a premium modern fleet to appeal to drivers and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based operations is to match our customers' shipping needs that do not fit our asset-based services with the capacity provided by our network of third-party truckload carriers and our rail partners. This operating strategy allows us to leverage our existing regional network and marketing personnel to provide our customers alternatives at a low cost per transaction.

The main factors that affect our results are industry-wide economic factors, such as freight demand, capacity, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers (including our rail partners), driver recruitment and retention, and our ability to control costs.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment. These factors relate, among other things, to general economic conditions in the United States, customer inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

The most significant expenses in our business include fuel, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors and third-party equipment providers (which are recorded on the "Purchased Transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is the operating ratio of each of our businesses, excluding the impact of fuel surcharge revenue (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception, an important element of our operating model has been an extreme focus on cost per mile. We intend to carry this focus with us as we expand service offerings, grow existing service centers, and make selective acquisitions.

Recent Results of Operations and Year-End Financial Condition

Our results of operations for the year ended December 31, 2012, compared to the year ended December 31, 2011, were as follows:

•	Total revenue, including fuel surcharge, increased 8.1%, to $936.0 million from $866.2 million;
•	Revenue, before fuel surcharge, increased 7.9%, to $752.2 million from $697.3 million;
•	Net income attributable to Knight increased 6.4%, to $64.1 million from $60.2 million;
•	Non-GAAP adjusted net income(1) attributable to Knight increased 12.9%, to $68.0 million from $60.2 million;
•	Net income attributable to Knight per diluted share increased 8.9%, to $0.80 from $0.74; and
•	Non-GAAP adjusted net income(1) attributable to Knight per diluted share increased 15.5%, to $0.85 from $0.74.

(1)	The first quarter of 2012 included a $4.0 million pretax non-cash stock compensation charge (3.9 million after tax) relating to the accelerated vesting of certain stock options issued prior to 2009.

During the first half of 2012, we experienced a more favorable freight environment and typical seasonal peaks when compared to the same period in 2011. A softer freight market, and rising fuel prices during the third quarter were disappointing, and although the fourth quarter of 2012 began steady, typical seasonal improvement did not transpire. Overall, freight demand and industry-wide supply of tractors and trailers were in relative equilibrium during 2012, although occasional peaks in freight demand created opportunities to increase freight rates overall.

In 2012, we operated an average 4,096 tractors, an increase of 188 tractors from a year ago.  Productivity, as measured by average annual revenue, before fuel surcharge per tractor, modestly increased 1.2% in 2012; the improvement was attributable to improvements in our freight mix and contract pricing as the truckload freight market continued a slow recovery. Increases in shipments serviced by our non-asset businesses as we continue to increase the number of services used by our customers further contributed to the improved productivity realized in 2012.

During 2012, our cash and short-term investment balance decreased $3.9 million, after returning $59.1 million to our shareholders in the form of quarterly cash dividends, and a special cash dividend paid in the fourth quarter of 2012.  At December 31, 2012, our balance sheet reflected $5.7 million in cash and cash equivalents, and shareholders' equity attributable to Knight of $490.2 million. In 2012, we generated $150.8 million in cash flow from operations and used $120.8 million for capital expenditures net of equipment sales.

Since inception, we have been profitable through multiple economic cycles. We view these cycles as opportunities to gain market share from competitors that do not have the financial staying power to survive the cycles. These cycles also provide valuable experience to our managers that will help us develop the leaders to grow our business profitably.

Our liquidity is not materially affected by off-balance sheet transactions.  See "Off-Balance Sheet Transactions" on page 26 for a description of our off-balance sheet transactions.

Trends and Outlook

We have created a service network with financial accountability, a modern fleet, and the capability of providing multiple truckload modes to customers in North America. We believe our operating strategies are contributing factors to our revenue and earnings growth.

While all our businesses produced revenue growth, a meaningful percentage of our growth in 2012 occurred in less capital-intensive operations such as brokerage, intermodal, drayage services, and growing our independent contractor fleet. We expect our investment in providing multiple solutions for our customers will to lead to additional revenue opportunities. We expect shipping volume improvement in future quarters as the general economy strengthens.

In 2013, we expect truckload freight demand to improve based on our expectation of a moderately growing economy.  In addition, we expect that CSA, the new hours-of-service rules, the pending electronic on-board recorders mandate, and other regulations could result in a reduction in effective trucking capacity to serve increased demand.  In addition, an expanding United States economy could create alternative employment opportunities for drivers we wish to hire. Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.   In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.  From a cost perspective, recruiting and retaining sufficient numbers of professional truck drivers may become increasingly costly, equipment prices are rising, and higher fuel prices are not fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, an intense focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

	2012	2011	2010		2012	2011	2010

	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Total revenue including fuel surcharge(1)				Revenue, before fuel surcharge(1)
Operating expenses:				Operating expenses:
Salaries, wages and benefits	25.5	25.3	28.3	Salaries, wages and benefits	31.7	31.3	33.5
Fuel (2)	24.6	26.1	23.9	Fuel (3)	6.2	8.3	9.6
Operations and maintenance	6.6	6.2	6.4	Operations and maintenance	8.2	7.7	7.6
Insurance and claims	3.4	3.5	3.4	Insurance and claims	4.3	4.3	4.1
Operating taxes and licenses	1.7	1.8	1.9	Operating taxes and licenses	2.2	2.2	2.3
Communications	0.5	0.6	0.7	Communications	0.6	0.8	0.9
Depreciation and amortization	9.1	8.8	9.7	Depreciation and amortization	11.3	10.9	11.5
Purchased transportation	15.8	14.9	11.2	Purchased transportation	19.7	18.5	13.3
Miscellaneous operating expenses	1.2	1.3	1.5	Miscellaneous operating expenses	1.4	1.7	1.7
Total operating expenses	88.4	88.5	87.0	Total operating expenses	85.6	85.7	84.5
Income from operations	11.6	11.5	13.0	Income from operations	14.4	14.3	15.5
Net interest and other income	0.1	0.2	0.4	Net interest and other income	0.2	0.2	0.4
Income before income taxes	11.7	11.7	13.4	Income before income taxes	14.6	14.5	15.9
Income taxes	4.8	4.7	5.3	Income taxes	6.0	5.8	6.3
Net income	6.9	7.0	8.1	Net income	8.6	8.7	9.6
Net gain attributable to noncontrolling interest	(0.1)	0.0	0.0	Net gain attributable to noncontrolling interest	(0.1)	(0.1)	0.0
Net income attributable to Knight Transportation	6.8%	7.0%	8.1%	Net Income attributable to Knight Transportation	8.5%	8.6%	9.6%

(1)	There are minor rounding differences in the table.
(2)	Gross fuel expense without fuel surcharge.
(3)	Fuel expense, net of fuel surcharge.

A discussion of our results of operations for the periods 2012 to 2011 and 2011 to 2010 is set forth below.

Fiscal 2012 Compared to Fiscal 2011

Total revenue increased 8.1% for 2012 to $936.0 million from $866.2 million for 2011. Total revenue included $183.9 million of fuel surcharge revenue in 2012 and $168.9 million of fuel surcharge revenue in 2011. Due to rising fuel prices and improvement in our freight mix and contract pricing, our fuel surcharge revenue increased 8.9% in 2012 from a year ago. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because we believe that eliminating the impact of this, potentially volatile source of revenue, affords a more consistent basis for comparing our operating results from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 7.9% to $752.2 million for 2012, from $697.3 million in 2011. We experienced revenue growth in our asset-based and non-asset based businesses in 2012. Growth in our asset-based operations was attributable to increased average loaded miles and improved pricing, which contributed to the 1.5% improvement in average revenue per total mile. We added 188 average tractors to the average size of our fleet and maintained our non-paid empty mile percentage rate at 10.6%.  Our average freight revenue per tractor improved 1.2%, while our average length of haul marginally decreased. We operated an average 4,096 tractors in 2012, an increase of 188 from a year ago.  If the economy continues to improve gradually, and capacity remains tight, we anticipate obtaining overall rate increases in 2013 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, increased slightly to 31.7% in 2012 from 31.3% in 2011.    Costs associated with healthcare benefits provided to our employees, and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income.  Our 2012 expense in this category included a non-cash $4.0 million pre-tax ($3.9 million after tax) stock compensation charge related to the accelerated vesting of certain stock options that had been issued prior to 2009. Excluding this charge, salaries, wages and benefits expense for 2012 expressed as a percentage of revenue, remained relatively flat compared to 2011.  We believe that the driver market remains challenging and the implementation of Compliance, Safety, Accountability ("CSA") has further reduced the pool of available drivers.  Having a sufficient number of qualified driving associates continues to be a major concern.  We have implemented a performance related bonus plan for our drivers, and could be required to create further pay incentives during 2013 given these conditions.  However, we continue to seek ways to attract and retain qualified driving associates, and are encouraged by the favorable turnover rates experienced this year.

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 6.2% in 2012, from 8.3% in 2011. Fuel costs in total dollars increased as U.S. National Average Diesel Fuel price increased 3.0% in 2012.  Our fuel cost as a percentage of revenue improved due to the significant revenue growth of our non-asset-based business where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives such as trailer skirts, putting newer tractors into active service, idle-control, and training programs.  Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs. Fuel surcharge revenue was $183.9 million in 2012, compared to $168.9 million in 2011.

Operations and maintenance expense, as a percentage of revenue, before fuel surcharge, increased to 8.2% in 2012, from 7.7% in 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  Equipment maintenance costs increased in part, due to higher routine service costs related to new technology, increased expenses to prepare trucks for sale or trade, and the effects of CSA regulations. We continued to incur higher tire prices through 2012 that contributed to an average 27% increase in total tire expense in 2012, compared to 2011. General operating expenses increased related to the expansion of our network of shop facilities. Given the tight driver market, driver development and recruiting expenses were higher, and each of our operating business segments incurred increased road expenses through higher toll costs in 2012, compared to 2011.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, remained constant at 4.3% for 2012 and 2011.

Operating taxes and license expense as a percentage of revenue, before fuel surcharge, remained constant at 2.2% in both 2012 and 2011.

Communications expense as a percentage of revenue, before fuel surcharge, decreased slightly to 0.6% in 2012, compared to 0.8% in 2011 due to the expiration of a communication lease in 2012.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, increased slightly to 11.3% for 2012, from 10.9% in 2011. This fixed cost was higher is 2012 as our tractor fleet was renewed with higher priced EPA compliant engines.  All of our company-owned tractor fleet is comprised of 2010 or 2007 EPA compliant engines.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule. Other factors contributing to the increase in this fixed cost were the addition of auxiliary power units, trailer skirts, and other fuel efficiency enhancing assets.  In 2012, we continued to invest in aerodynamic devices to improve trailer aerodynamics that lead to meaningful fuel efficiency improvements. These higher costs were partially offset by higher average revenue per tractor and an increase in revenue generated by independent contractors. Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and non-asset-based operations, our expense in this category as a percentage of revenue could increase going forward if equipment prices continue to inflate.

Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 19.7% for the year ended 2012, from 18.5% for the same period in 2011. Purchased Transportation is comprised of payments to independent contractors for our dry-van, refrigerated, and port services operations, to third-party carriers in our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. The increase in this category is primarily due to the growth in our non-asset based operations, which grew revenues 22.2% in 2012. We experienced growth in our fleet of independent contractors, which also contributed to the increase. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, decreased slightly to 1.4% in 2012, compared to 1.7%, in 2011. Gains from sales of equipment increased to $8.9 million in 2012, compared to $6.9 million in 2011, as sales volume and average sales price improved. The increased gains were partially offset by higher computer expense, general supplies expense and bad debt expense.

As a result of the above factors, our operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge) was 85.6% for 2012, compared to 85.7% for 2011.

Net interest and other income as a percentage of revenue, before fuel surcharge, remained constant at 0.2% in both 2012 and 2011.  We increased our borrowing capacity in the third quarter of 2011 and utilized $80.0 million of our line of credit as at December 31, 2012, compared to $55.0 million at December 31, 2011. As a result, we incurred $458,000 in interest expense for 2012, compared to $180,000 in 2011. Other income in 2012 includes dividend income and realized gains from other long-term investment assets of $2.0 million in 2012, compared to $1.3 million in 2011.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 41.0% for 2012 and 40.0% for 2011.

As a result of the preceding financial results, our net income attributable to Knight increased 6.4% and our net income, as a percentage of revenue, before fuel surcharge, was 8.5% for 2012, compared to 8.6% in 2011.

Fiscal 2011 Compared to Fiscal 2010

Total revenue increased 18.5% for 2011 to $866.2 million from $730.7 million for 2010. Total revenue included $168.9 million of fuel surcharge revenue in 2011 and $115.0 million of fuel surcharge revenue in 2010. Due to rising fuel prices and improvement in our freight mix and contract pricing, our fuel surcharge revenue increased 46.8% in 2011 from 2010. In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of surcharge), because we believe that eliminating the impact of this, at times volatile source of revenue, affords a more consistent basis for comparing our operating results from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe our relatively high variable costs as a percentage of revenue makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Revenue, before fuel surcharge, increased 13.3% to $697.3 million for 2011, from $615.7 million in 2010. We experienced revenue growth in each of our businesses in 2011. Growth in our asset-based operations was attributable to a combination of improved productivity and pricing, which contributed to the 2.9% improvement in average revenue per total mile. We added 91 average tractors to the average size of our fleet and produced marginal improvements in our non-paid empty mile percentage rate.  Our average freight revenue per tractor per week improved 4.0% to $3,021 per tractor in 2011, from $2,904 per tractor in 2010. In addition to the improvement in our equipment productivity, we also increased our average length of haul 1.0% from 2010. We ended 2011 with 3,976 tractors, including an increase of 110 tractors operated by independent contractors, from 2010.  If the economy continues to improve gradually, and capacity remains tight, we anticipate obtaining overall rate increases in 2012 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates.

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

Fuel expense, net of fuel surcharge, as a percentage of revenue, before fuel surcharge, decreased to 8.3% in 2011, from 9.6% in 2010. Fuel costs in total dollars increased as U.S. National Average Diesel Fuel price increased more than 25% in 2011.  Our fuel cost as a percentage of revenue improved due to the significant revenue growth of our non-asset-based business where no fuel expense is incurred and a 15.3% increase in the percentage of our average fleet miles driven by independent contractors who buy their own fuel, higher fuel surcharge recovery, fuel efficiency initiatives such as trailer blades, newer tractors, and idle-control programs.  We maintain a fuel surcharge program to assist us in recovering a portion of our fuel expense, however, most fuel surcharge programs have not adequately offset the additional cost related to the increase in the average price of diesel.  Fuel surcharge revenue was $168.9 million in 2011, compared to $115.1 million in 2010.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased slightly to 7.7% in 2011, from 7.6% in 2010. Equipment maintenance costs increased as the average age of our fleet peaked during the middle of 2011 at 2.4 years, which is significantly higher than our historic average age.  During the second half of 2011 we replaced a significant number of tractors, which lowered the average age of our fleet to 1.7 years. Furthermore, we experienced increases in tire costs due to rising commodity prices and the expansion of our network of shop facilities and each of our operating business segments incurred more general operating expenses including driver hire related costs.

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

Depreciation and amortization expense, as a percentage of revenue, before fuel surcharge, decreased to 10.9% for 2011, from 11.5% in 2010. This fixed cost was absorbed more effectively due to higher revenue per tractor, higher equipment utilization, and increased use of third-party carriers. Higher equipment prices for EPA compliant engines partially offset these decreases.  In 2011, almost all of our company-owned tractor fleet is comprised of the  EPA 2010 or US EPA 2007 engine.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent trade-in schedule.  In 2011, we continued to invest in aerodynamic devices to improve trailer aerodynamics that lead to meaningful fuel efficiency improvements. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet and non-asset-based operations, our expense in this category as a percentage of revenue could increase going forward if equipment prices continue to inflate.

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

As a result of the preceding, our net income attributable to Knight increased 2.0% and our net income, as a percentage of revenue, before fuel surcharge, was 8.6% for 2011, compared to 9.6% in 2010.  `

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $150.8 million, $160.7 million, and $170.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease for 2012 is partly due to no short-term investment activity in the year compared to cash inflows of $24.4 million in 2011 from liquidating our holdings. An increase in income taxes paid in 2012 compared to the income taxes paid in 2011 resulted in a $33.6 million decrease of cash, which was partially offset by a decrease in the change in trade receivables to $2.2 million in 2012, compared to an increase of $23.0 million in 2011. Net cash used in investing activities was approximately $123.8 million, $140.1 million, and $95.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease is mainly due to a decrease in capital expenditures for revenue equipment in 2012. Capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements, totaled $120.8 million, $138.3 million, and $91.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $65.0 million to $80.0 million for 2013. We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $30.9 million, $39.0 million, and $77.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease is primarily due to increasing our borrowing to $80.0 million under our line of credit at December 31, 2012, from $55.0 million at December 31, 2011. Furthermore, we returned $59.1 million to our shareholders by way of dividends and stock repurchases in 2012, compared to $96.1 million in 2011.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. At December 31, 2012, amounts outstanding under our line of credit were $80.0 million, which is classified as a long-term liability in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued in connection with our self-insurance programs. The issued but unused letters of credit totaled $24.0 million at December 31, 2012, and $25.3 million at December 31, 2011. Combining the amounts borrowed and letters of credit issued, we have $46.0 million available for future borrowing under our line of credit, compared with $69.7 million at December 31, 2011.  Under our line of credit agreement, we are obligated to comply with certain financial covenants and were compliant with those covenants at December 31, 2012.

As of December 31, 2012, our cash, cash equivalents, and short-term investments totaled $5.7 million, compared to $9.6 million as of December 31, 2011. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions. We had no leased revenue equipment in 2012 or 2011.

We lease some of our service centers and temporary trailer storage under operating leases.  These operating leases have termination dates ranging from February 2013 through 2018. Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the "Miscellaneous operating expenses" line item on our consolidated balance sheets. Rental payments for our facilities and trailer storage totaled $2.4 million, $2.5 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2012, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations(1)	$94,283	$94,283	$-	$-	$-
Long-term debt (2)	80,000	-	80,000	-	-
Investment commitments (3)	7,428	3,998	1,881	1,306	243
Operating leases – buildings & equipment	5,334	1,265	1,760	2,309	-
Dividend payable	2,251	141	302	367	1,441
Total	$189,296	$99,687	$83,943	$3,982	$1,684

(1)
Purchase obligations primarily consist of obligations to purchase revenue equipment, net of guaranteed trade-ins from contracted vendors, and a carry forward of approximately $596,000 from 2012 contracts.

(2)	Long-term debt of $80.0 million is borrowing under the company's line of credit, which has maturity date of July 2016. We expect to pay-off the debt balance prior to the final maturity date.
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

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated to an estimated salvage value, using the straight-line method over the asset's estimated useful life, which ranges from two to thirty years. Salvage values range from zero to 25% of the capitalized cost. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected. This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value not reflected in our estimates, could have a material effect on our results of operations. We continually monitor events and changes in circumstances for indication that the carrying amounts of our property and equipment may not be recoverable. When indicators of potential impairment are present, we compare the carrying value of our assets to the fair value to determine if any impairment exists. In the event that the carrying value exceeds the fair market value, we will adjust the property and equipment to the fair value and recognize any impairment loss. Our assets classified as held for sale are carried at the lower of cost or net selling value.

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

Management judgment also is required regarding a variety of other factors, including the appropriateness of tax strategies, expected future tax consequences based on our future performance, and to the extent tax strategies are challenged by taxing authorities, our likelihood of success. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes.  Significant management judgments are involved in assessing the likelihood of sustaining the strategies and in determining the likely range of defense and settlement costs, and an ultimate result worse than our expectations could adversely affect our results of operations.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Share-Based Payments.  We have stock options outstanding under our stock compensation plan. Exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant, but not to exceed ten years from the date of the grant.  The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 to the consolidated financial statements.  The fair value of our stock options is expensed on a straight-line basis, which generally ranges between five to seven years.  Expected volatility is based on historical volatility of our stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  Management judgment is required to estimate stock option exercises and forfeitures within our valuation model and management bases those decisions on historical data.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

We have service based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of ASC 718 under which we estimate the expense.

Segment Reporting.  Based on the accounting guidance regarding segment reporting, we have determined that we have one reportable segment in 2012.  Please refer to Note 1 to the consolidated financial statements for more information regarding segment reporting.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-9 of this report for discussion of new accounting pronouncements.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2012, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.5 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of December 31, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm, and Deloitte & Touche LLP, our former independent registered public accounting firm, are set forth beginning at page F-1 in this report.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management's evaluation under the criteria set forth in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the internal control over financial reporting of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 1, 2013

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2013 Annual Meeting of Shareholders to be held May 16, 2013.

Item 11.                      Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Report of the Compensation Committee" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2013 Annual Meeting of Shareholders to be held May 16, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2012, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,424,806	$15.99	3,959,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,424,806	$15.99	3,959,000

We have also issued restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above. Our restricted stock units are service-based awards that vest gradually over a period ranging from 5 to 13 years.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2013 Annual Meeting of Shareholders to be held May 16, 2013.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2013 Annual Meeting of Shareholders to be held May 16, 2013.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2013 Annual Meeting of Shareholders to be held May 16, 2013.

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

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

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

3.           Exhibits.

The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (b), below, and at the Exhibit Index appearing at the end of this report.

(b)           Exhibits:

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
4.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
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

10.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.4 †*	Form of Restricted Stock Grant Agreement.
10.5 †*	Form of Stock Option Grant Agreement.
10.6 †*	Form of Restricted Stock Unit Grant Agreement.
10.7 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.8
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.8.1
Modification Agreement to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006. (Incorporated by reference to Exhibit 10.6.1 to the Company's Report on Form 10-K for the period ended December 31, 2006.)

10.8.2
Second Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated March 30, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2007.)

10.8.3
Third Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 16, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.8.4
Fourth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 20, 2010. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.8.5
Fifth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated July 26, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2011.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: March 1, 2013		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 1, 2013
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	March 1, 2013
David A. Jackson, President

/s/ Adam W. Miller	March 1, 2013
Adam W. Miller, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Gary J. Knight	March 1, 2013
Gary J. Knight, Vice Chairman and Director

/s/ Randy Knight	March 1, 2013
Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	March 1, 2013
Donald A. Bliss, Director

/s/ G.D. Madden	March 1, 2013
G.D. Madden, Director

/s/ Kathryn Munro	March 1, 2013
Kathryn Munro, Director

/s/ Michael Garnreiter	March 1, 2013
Michael Garnreiter, Director

/s/ Richard Lehmann	March 1, 2013
Richard Lehmann, Director

/s/ Richard Kraemer	March 1, 2013
Richard Kraemer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Transportation, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Knight Transportation, Inc. and subsidiaries (the "Company") for the year ended December 31, 2010. Our audit also included the financial statement schedule for the year ended December 31, 2010 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Knight Transportation, Inc. and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 1, 2011

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands)

Assets	2012	2011
Current Assets:
Cash and cash equivalents	$5,684	$9,584
Trade receivables, net of allowance for doubtful accounts of $1,917 and $1,651, respectively	102,553	101,319
Notes receivable, net of allowance for doubtful notes receivable of $291 and $416, respectively	791	1,034
Related party notes and interest receivable	2,814	2,868
Prepaid expenses	17,035	10,131
Assets held for sale	18,362	19,416
Other current assets	12,449	9,605
Income tax receivable	-	3,821
Current deferred tax assets	3,409	2,319
Total current assets	163,097	160,097

Property and Equipment:
Revenue equipment	681,864	636,634
Land and land improvements	38,979	36,078
Buildings and building improvements	100,158	81,627
Furniture and fixtures	15,953	11,378
Shop and service equipment	9,065	7,865
Leasehold improvements	2,989	2,853
	849,008	776,435

Less: accumulated depreciation and amortization	(264,944)	(229,402)

Property and equipment, net	584,064	547,033
Notes receivable, net of current portion	3,692	3,987
Goodwill	10,276	10,295
Other long-term assets and restricted cash	21,383	16,171
Total assets	$782,512	$737,583

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except par value)

Liabilities and Shareholders' Equity	2012	2011
Current Liabilities:
Accounts payable	$11,281	$14,322
Accrued payroll and purchased transportation	10,489	9,096
Accrued liabilities	16,020	13,645
Claims accrual – current portion	15,892	12,875
Dividend payable – current portion	141	77
Total current liabilities	53,823	50,015

Long-term Liabilities:
Claims accrual – long-term portion	10,340	8,693
Long-term dividend Payable & other liabilities	2,638	1,457
Deferred tax liabilities	144,871	145,668
Long-term debt	80,000	55,000
Total long-term liabilities	237,849	210,818

Total liabilities	291,672	260,833

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000 shares authorized; 79,760 and 79,392 shares issued and outstanding at December 31, 2012 and 2011, respectively	798	794
Additional paid-in capital	142,837	132,723
Accumulated other comprehensive loss	(302)	(448)
Retained earnings	346,899	343,290

Total Knight Transportation Shareholders' Equity	490,232	476,359
Noncontrolling interest	608	391
Total Shareholders' Equity	490,840	476,750

Total liabilities and shareholders' equity	$782,512	$737,583

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010

Revenue:
Revenue, before fuel surcharge	$752,151	$697,286	$615,654
Fuel surcharge	183,885	168,913	115,055

Total revenue	936,036	866,199	730,709

Operating Expenses:
Salaries, wages and benefits	238,266	218,686	206,536
Fuel	230,178	226,471	174,398
Operations and maintenance	61,875	53,714	46,612
Insurance and claims	32,138	30,072	25,053
Operating taxes and licenses	16,184	15,212	13,998
Communications	5,172	5,534	5,465
Depreciation and amortization	85,056	75,832	70,962
Purchased transportation	148,022	129,143	82,031
Miscellaneous operating expenses	10,878	11,514	10,439

Total operating expenses	827,769	766,178	635,494
Income from operations	108,267	100,021	95,215

Other Income:
Interest income	417	1,068	1,554
Interest expense	(457)	(180)	-
Other income	1,550	279	843
Total other income	1,510	1,167	2,397

Income before income taxes	109,777	101,188	97,612

Income Taxes	45,014	40,480	38,633

Net income	64,763	60,708	58,979
Net (income)/loss attributable to noncontrolling interest	(646)	(460)	93
Net income attributable to Knight Transportation	$64,117	$60,248	$59,072

Basic Earnings Per Share	$0.80	$0.74	$0.71

Diluted Earnings Per Share	$0.80	$0.74	$0.70

Weighted Average Shares Outstanding - Basic	79,673	81,439	83,533

Weighted Average Shares Outstanding - Diluted	80,000	81,872	84,416

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010

Net income attributable to Knight Transportation	$64,117	$60,248	$59,072
Other comprehensive income, net of tax:
Unrealized gain/(loss) from available-for-sale securities	146	(455)	7
Comprehensive income	$64,263	$59,793	$59,079

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2009	83,302	$833	$115,348	$403,977	-	$520,158	-	$520,158
Exercise of stock options	386	4	4,185	-	-	4,189	-	4,189
Issuance of common stock	5	-	112	-	-	112	-	112
Stock repurchases	-	-	-	-	-	-	-	-
Excess tax benefit of stock option exercises	-	-	602	-	-	602	-	602
Employee stock-based compensation expense	-	-	6,728	-	-	6,728	-	6,728
Cash dividends paid and dividends accrued	-	-	-	(83,335)	-	(83,335)	-	(83,335)
Net income attributable to Knight	-	-	-	59,072	-	59,072	-	59,072
Other comprehensive income	-	-	-	-	7	7	-	7
Capital contributions from noncontrolling interest	-	-	-	-	-	-	24	24
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(93)	(93)

Balance, December 31, 2010	83,693	$837	$126,975	$379,714	$7	$507,533	$(69)	$507,464
Exercise of stock options and RSU's	275	3	2,006	-	-	2,009	-	2,009
Issuance of common stock	6	-	112	-	-	112	-	112
Stock repurchases	(4,582)	(46)	-	(76,518)	-	(76,564)	-	(76,564)
Shares withheld from RSU settlement	-	-	-	(513)		(513)	-	(513)
Excess tax benefit of stock option exercises	-	-	129	-	-	129	-	129
Employee stock-based compensation expense	-	-	3,501	-	-	3,501	-	3,501
Cash dividends paid and dividends accrued	-	-	-	(19,641)	-	(19,641)	-	(19,641)
Net income attributable to Knight	-	-	-	60,248	-	60,248	-	60,248
Other comprehensive loss	-	-	-	-	(455)	(455)	-	(455)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	460	460

Balance, December 31, 2011	79,392	$794	$132,723	$343,290	$(448)	$476,359	$391	$476,750
Exercise of stock options and RSU's	359	4	3,619	-	-	3,623	-	3,623
Issuance of common stock	9	-	148	-	-	148	-	148
Stock repurchases	-	-	-	-	-	-	-	-
Shares withheld from RSU settlement	-	-	-	(650)	-	(650)	-	(650)
Excess tax benefit of stock option exercises	-	-	30	-	-	30	-	30
Employee stock-based compensation expense	-	-	6,317	-	-	6,317	-	6,317
Cash dividends paid and dividends accrued	-	-	-	(59,858)	-	(59,858)	-	(59,858)
Net income attributable to Knight	-	-	-	64,117	-	64,117	-	64,117
Other comprehensive income	-	-	-	-	146	146	-	146
Distribution to noncontrolling interest	-	-	-	-	-	-	(429)	(429)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	646	646

Balance, December 31, 2012	79,760	$798	$142,837	$346,899	$(302)	$490,232	$608	$490,840

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$64,763	$60,708	$58,979
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85,056	75,832	70,962
Gain on sale of equipment	(8,916)	(6,865)	(6,157)
Earn-out on sold investment	(216)	(115)	(718)
Gain on sale of available-for-sale securities	(61)	(90)	-
Gain from insurance claim settlement	-	-	(100)
(Gain)/loss from investment in Transportation Resource Partners III	(261)	(74)	319
Impairment of investment in Transportation Resource Partners I	-	-	960
Compensation expense for issuance of common stock to certain members of board of directors	148	112	112
Provision for allowance for doubtful accounts and notes receivable	883	578	1,553
Deferred income taxes	(1,975)	30,412	10,830
Excess tax benefits related to stock-based compensation	(30)	(60)	(484)
Stock-based compensation expense	6,317	3,501	6,728
Changes in operating assets and liabilities:
Short-term investments held for trading	-	24,379	42,563
Trade receivables	(2,167)	(22,955)	(6,295)
Related party interest receivable	-	(49)	103
Other current assets	(2,844)	(4,888)	(1,146)
Prepaid expenses	(6,904)	(1,618)	(1,190)
Income tax receivable	3,821	3,092	(6,914)
Other long-term assets	81	(462)	(136)
Accounts payable	4,783	(3,034)	1,993
Accrued liabilities and claims accrual	8,342	2,293	(1,853)
Net cash provided by operating activities	150,820	160,697	170,109

Cash Flows From Investing Activities:
Purchases of property and equipment	(160,633)	(172,916)	(134,394)
Proceeds from sale of equipment/assets held for sale	39,789	34,608	42,883
Purchase of long-term available-for-sale securities	(2,033)	(313)	(5,014)
Cash proceeds from sale of available-for-sale securities	112	440	103
Cash receipt from notes receivable	1,856	2,674	2,958
Cash payment for notes receivable	(366)	(1,951)	(1,800)
Cash proceeds from related party notes receivable	54	219	803
Investments in Transportation Resource Partners III	(2,382)	(2,316)	(2,628)
Return of investment in Transportation Resource Partners I	216	115	696
Proceeds/earn-out from sale of investment in Concentrek, Inc.	-	-	718
Proceeds from insurance claim settlement	-	-	100
Increase in restricted cash	(416)	(651)	(58)
Net cash used in investing activities	(123,803)	(140,091)	(95,633)

Cash Flows From Financing Activities:
Dividends paid	(59,141)	(19,540)	(81,972)
Payments to repurchase company stock	-	(76,564)	-
Excess tax benefits related to stock-based compensation	30	60	484
Proceeds from borrowing on line of credit	25,000	55,000	-
Cash investment from noncontrolling interest holder	-	-	24
Cash distribution to noncontrolling interest holder	(429)	-	-
Proceeds from exercise of stock options	3,623	2,009	4,189
Net cash used in financing activities	(30,917)	(39,035)	(77,275)

Net decrease in Cash and Cash Equivalents	(3,900)	(18,429)	(2,799)
Cash and Cash Equivalents, beginning of year	9,584	28,013	30,812
Cash and Cash Equivalents, end of year	$5,684	$9,584	$28,013

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$2,206	$10,029	$456
Dividend accrued for restricted stock units	$2,251	$1,534	$1,433
Transfer from property and equipment to assets held for sale	$34,244	$35,540	$18,448
Financing provided to independent contractors for equipment sold	$1,200	$2,359	$3,990
Cash flow information:
Income taxes paid	$40,422	$6,828	$36,664
Interest expense paid	$475	$154	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

b.           Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc., and its wholly owned and controlled subsidiaries. The Company's non-controlling interests in subsidiaries are not significant. All intercompany accounts and transactions are eliminated upon consolidation.

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

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash, money market funds, and short-term, highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation (“FDIC”) limits or may be invested in sweep accounts that are not insured by the institution, the FDIC or any other government agency.

Short-term Investments Held for Trading - Short-term investments held for trading are comprised of debt securities with effective maturities of greater than three months, and represent an investment of cash that is available for current operations.  These debt securities are recorded at fair value with realized and unrealized gains and losses included in interest income on our consolidated statements of income. Our short-term investments held for trading are mainly comprised of municipal securities. At December 31, 2012 and 2011, we did not have any short-term investments held for trading.

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 3.5% to 24%. The Company had 126 and 180 loans outstanding from independent contractors and third parties as of December 31, 2012, and 2011, respectively.

The notes receivable balances are classified separately between current and long-term in the consolidated balance sheets.  The current and long-term balance of our notes receivable at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Notes receivable from independent contractors	$605	$1,265
Notes receivable from third parties	4,169	4,102
Net investment in direct financing and sales-type leases	-	70
Gross notes receivable	4,774	5,437
Allowance for doubtful notes receivable	(291)	(416)
Total notes receivable, net of allowance	$4,483	$5,021

Current portion, net of allowance	791	1,034
Long-term portion	$3,692	$3,987

The following lists the components of the net investment in direct financing and sales-type leases as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Total minimum lease payments to be received	$-	$73
Less: unearned income	-	(3)
Net investment in direct financing and sales-type leases	$-	$70

As of December 31, 2012, no future minimum lease payments are to be received from direct financing and sales-type leases in 2013.

Assets Held for Sale - The Company had $18.4 million and $19.4 million of revenue equipment not being utilized in continuing operations, which is classified as assets held for sale as at December 31, 2012 and 2011, respectively. Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs, and not subject to depreciation. The Company periodically reviews the carrying value of these assets for possible impairment.  No significant impairment was recorded in 2012 or 2011.  The Company expects to sell these assets within 12 months.

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

The Company expenses repairs and maintenance as incurred. For the years ended December 31, 2012, 2011, and 2010, repairs and maintenance expense totaled approximately $30.4 million, $24.2 million, and $21.1 million, respectively, and is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash include:

	2012	2011
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$2,246	$2,246
Investment in Transportation Resource Partners III (TRP III)	7,568	4,925
Restricted Cash and Investments	3,947	3,531
Available-For-Sale Equity Securities	6,369	4,154
Other	1,253	1,315
	$21,383	$16,171

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  In 2010, the Company received a distribution of $1.9 million from TRP for the sale of a TRP portfolio company whose value had substantially increased since purchase. The proceeds from the sale resulted in a $1.3 million gain for the Company, with the remaining proceeds representing a return of investment in TRP. The Company also recorded a $960,000 impairment in 2010 for an other-than-temporary loss in its investment, resulting from unrealized losses on the investments remaining within the TRP portfolio. In 2011, the Company received additional earn-out of $115,000 for the portfolio disposed in 2010. The Company also contributed $142,000 to TRP in 2011 as an additional investment. In 2012 the Company recognized income of $216,000 for a distribution from a TRP portfolio company. No contributions were made to TRP in 2012, and the Company's ownership interest in TRP was approximately 1.9%, with a carrying value of $2.2 million at December 31, 2012.

In the fourth quarter of 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $7.6 million to TRP III, leaving an outstanding commitment of $7.4 million as of December 31, 2012. The investment in TRP III is accounted for using the equity method. In 2012, the Company recorded a $261,000 gain from its investment in TRP III, compared to a $74,000 gain for the same period in 2011. At December 31, 2012, the investment balance in TRP III was $7.6 million, compared to $4.9 million a year ago.  The Company's ownership interest was approximately 6.1% as at December 31, 2012.

Restricted Cash and Investments and Available-For-Sale Equity Securities – In connection with the Company's self-insurance program, $3.9 million and $3.5 million have been set aside in escrow accounts to meet statutory requirements at December 31, 2012 and 2011, respectively.

In accordance to provisions of ASC 210, Balance Sheet, and ASC 320, Investments – Debt and Equity Securities, the Company's investments in debt or equity securities are classified as either trading securities, held-to-maturity securities, or available-for-sale securities, based on the Company's intent with respect to those securities. Investments in debt and equity securities are classified as trading securities if they are held principally for the purpose of selling in the near term. Investments in debt securities are classified as held-to-maturity if the Company has the positive intent to hold such securities to maturity and the ability to do so. Investments in debt and equity securities not classified as trading or held-to-maturity are classified as available-for-sale. In connection with the Company’s cash management and investment policies, the Company invested in equity securities during 2012, and 2011. These investments are classified as available-for-sale equity securities. The balance of available-for-sale equity securities was $6.4 million, and $4.2 million, at December 31, 2012, and 2011, respectively.

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

Goodwill & Intangibles, net - Goodwill is not amortized but is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances as listed in ASC 350-20, Goodwill, occur. The standard permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment test as prescribed in ASC 350-20. Goodwill is required to be tested for impairment at the reporting unit level, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value, including goodwill, of such unit. No impairment is recognized if the fair value exceeds the carrying value; however, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2012, and no adjustment for impairment was determined necessary. The Company has no accumulated goodwill impairment loss from prior years.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West. In 2007, the Company paid Roads West $135,000 for an earn-out, representing the final earn-out under the purchase agreement.  The earn-out paid in 2007 was recorded as additional goodwill related to this acquisition. The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill. Under this circumstance, ASC 740, Income Taxes, requires that the goodwill be separated into two components for the acquisitions before the adoption of ASC 805, Business Combination. The first component is equivalent to book goodwill and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established. The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized. The tax benefit from the recognition on the tax return of the amortization of the second component is treated as a reduction in the book basis of goodwill. The finite lived intangible portion was amortized using the straight-line method over a five-year period.

All goodwill was recorded in connection with the Company's asset-based businesses. The changes in the carrying amounts of goodwill were as follows:

	2012	2011
	(In thousands)
Goodwill at beginning of period	$10,295	$10,313
Amortization relating to deferred tax assets	(19)	(18)
Goodwill at end of period	$10,276	$10,295

Intangible assets consist of the following:

	2012	2011
	(In thousands)
Intangible assets at beginning of period	$-	$52
Amortization	-	(52)
Intangible assets at end of period	$-	$-

Claims Accrual - The claims reserves represent accruals for estimated pending claims within the self insured retention (“SIR”), including adverse development of known claims, and incurred but not reported claims. These estimates are based on the Company's claims experience, including claims settlement patterns, historical payment trends, the experience/knowledge of the Company's self-administered claims as well as that of the third-party administrator as it relates to workers' compensation claims, along with assumptions about future events, and the assistance of an actuary in 2010. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay outstanding claims.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change significantly in the near term.  A higher SIR may cause assumptions and estimates to vary more unpredictably than a lower SIR.

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

Financial Instruments - The Company's financial instruments include cash equivalents, short-term investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable, and long-term debt. Due to the short-term nature of cash equivalents, short-term investments held for trading, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value. Available-for-sale securities consist of marketable equity securities stated at fair value. Due to the variable interest rate, the fair value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. Revenue for the Company's three largest customers accounted for approximately 10% of the total revenue for the year ended 2012, and 12% for each of the years ended 2011 and 2010. Balances due from the three largest customers account for approximately 7.7% of the total trade receivable balance as of December 31, 2012, compared to 9.5% a year ago. Revenue from the Company's single largest customer represented approximately 4% of total revenue for the year ended December 31, 2012, and approximately 5% for each of the years ended 2011, and 2010. The balance due from the single largest customer accounts for approximately 1.3% of the total trade receivable balance as of December 31, 2012, compared to 3.7% a year ago.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2012, 2011, and 2010 are as follows (in thousands, except per share data):

	2012			2011			2010
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$64,117	79,673	$0.80	$60,248	81,439	$0.74	$59,072	83,533	$0.71
Effect of stock options & restricted stock	-	327		-	433		-	883
Diluted EPS	$64,117	80,000	$0.80	$60,248	81,872	$0.74	$59,072	84,416	$0.70

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2012, 2011, and 2010, respectively, is as follows:

	2012	2011	2010
Number of anti-dilutive shares	1,926,298	2,655,814	1,349,258

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 "Other Comprehensive Income”: This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (ASC 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-15" ("ASU 2011-05"), to defer certain aspects of ASU 2011-05 "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, adoption of the standard has not had a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (ASC 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which amends current goodwill impairment guidance. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 has not had a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted the standard effective January 1, 2012, which has affected the presentation of comprehensive income, but did not otherwise impact the financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective during the interim and annual periods beginning after December 15, 2011; early adoption is not permitted. The Company adopted the standard effective January 1, 2012 with no material impact on the consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2012 and December 31, 2011.

			Level One		Level Two		Level Three
	Balance at December 31, 2012	Balance at December 31, 2011	Balance at December 31, 2012	Balance at December 31, 2011	Balance at December 31, 2012	Balance at December 31, 2011	Balance at December 31, 2012	Balance at December 31, 2011
	(In thousands)
Assets:
Money market funds	-	-	-	-	-	-	-	-
Trading Securities:
Debt securities - municipal securities	-	-	-	-	-	-	-	-
Available-for-sale Securities: Equity securities - common shares	$6,369	$4,154	$6,369	$4,154	-	-	-	-
Restricted cash and investments:
Money market funds	$1,231	$823	$1,231	$823	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,716	$2,708	-	-	$2,716	$2,708	-	-

At December 31, 2012, the Company had $6.4 million of marketable equity securities that were classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income. As of December 31, 2012, these available-for-sale marketable equity securities are included in "Other long-term assets and restricted cash." Accumulated unrealized losses of $302,000, net of estimated tax impact of $185,000, are included in accumulated other comprehensive loss as at December 31, 2012, and accumulated unrealized losses of $448,000, net of estimated tax impact of $273,000, was included in accumulated other comprehensive loss as at December 31, 2011.

3.           Line of Credit and Long-Term Debt

The Company maintains a revolving line of credit which permits revolving borrowings and letters of credit. Previously the line of credit has been maintained at $50.0 million. In 2011, the Company amended the line of credit agreement with Wells Fargo Bank to increase the line of credit to $150.0 million, and also extended the maturity date from September 2012 to July 2016. The amended line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by the Company at the time of borrowing. Under the line of credit agreement, the Company has $80.0 million and $55.0 million debt outstanding as of December 31, 2012, and 2011, respectively. The weighted average variable annual percentage rate (“APR”) for amounts borrowed in 2012 was 0.94%, and 0.84% for amounts borrowed in 2011. Borrowing under the line of credit is recorded in "Long-term debt" in the consolidated balance sheets. In connection with the Company's self-insurance program, the Company also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities. As of December 31, 2012, the line of credit available for future borrowing was $46.0 million. The Company is obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. The Company was compliant with its financial ratios and covenants at December 31, 2012.

4.           Income Taxes

Income tax expense consists of the following (in thousands):

	2012	2011	2010
Current income taxes:
Federal	$42,280	$6,466	$23,363
State	4,709	3,602	4,440
	46,989	10,068	27,803
Deferred income taxes:
Federal	(2,403)	30,087	10,505
State	428	325	325
	(1,975)	30,412	10,830
	$45,014	$40,480	$38,633

The effective income tax rate is different than the amount which would be computed by applying statutory corporate income tax rates to income before income taxes. The differences are summarized as follows (in thousands):

	2012	2011	2010
Tax at the statutory rate (35%)	$38,422	$35,416	$34,197
State income taxes, net of federal benefit	3,489	2,667	3,258
Nondeductible driver per diem	1,989	1,984	1,890
Other, net	1,114	413	(712)
	$45,014	$40,480	$38,633

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Short-term deferred tax assets (liabilities):
Claims accrual	$2,317	$1,579
Other	3,394	2,943
Prepaid expenses deducted for tax purposes	(2,302)	(2,203)
Short-term deferred tax assets, net	$3,409	$2,319

Long-term deferred tax liabilities (assets):
Property and equipment depreciation	$150,525	$151,001
Claims accrual	(5,654)	(5,333)
Long-term deferred liabilities, net	$144,871	$145,668

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

Unrecognized Tax Benefits:	2012	2011	2010
Beginning Balance	$-	$-	$195
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Lapse of statute of limitations	-	-	(195)
Settlements	-	-	-
Ending Balance	$-	$-	$-

Potential interest and penalty accruals and reversals related to unrecognized tax benefits were recognized as a component of income tax expense. With running of the statute of limitations, these accruals were no longer required at both December 31, 2012 and 2011.  Accrued interest and penalties at both December 31, 2012 and 2011 are zero.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2009 through 2012 tax years generally remain subject to examination by the federal authority, and the 2008 through 2012 tax years generally remain subject to examination by state tax authorities. The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's total purchase commitment in 2013 is $94.3 million, which primarily consists of revenue equipment, net of equipment trade-ins from contracted vendors, and a carry forward of approximately $596,000 from 2012 contracts.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to the scheduled production.

b.           Investment Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (TRP), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to invest $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. The carrying value of the Company's investment in TRP was $2.2 million at December 31, 2012 and 2011.

In the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of December 31, 2012, the Company has contributed approximately $7.6 million to TRP III, leaving an outstanding commitment of $7.4 million as of December 31, 2012.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases. The Company also has operating leases for trailer storage. Rent expense under operating leases was approximately $2.4 million, $2.5 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Rent expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income.

The Company also has communication equipment agreements under non-cancelable operating leases. The lease terms for the communication equipment expired in 2012.

Periodically the Company leases certain revenue equipment under non-cancelable operating leases. The Company did not lease any revenue equipment in 2012, 2011, or 2010.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows:

Year Ending December 31,	Amount (In thousands)
2013	$1,265
2014	1,345
2015	415
2016	1,137
2017 & thereafter	1,172
Total	$5,334

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

6.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, the Company has been responsible for "aggregate" losses up to $1.5 million. For the policy year February 1, 2012 to January 31, 2013 the Company's SIR was $2.0 million with an additional $1.0 million responsibility for "aggregate" losses. For the policy period February 1, 2013 to January 31, 2014, the Company's SIR is $3.0 million with no responsibility for additional "aggregate" losses.  The Company is also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts. The Company's insurance policies provide for excess personal injury and property damage liability up to a total of $55.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.

The Company also maintains excess coverage for employee medical expenses and hospitalization. The self- retention amount for employee medical health was $225,000 per claimant for 2012 and 2011, and will remain this amount for 2013.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Auto reserves	$15,333	$10,305
Workers' compensation reserves	8,887	9,294
Employee medical reserves	2,012	1,969
Total reserves	$26,232	$21,568

Current portion	$15,892	$12,875
Long-term portion	$10,340	$8,693

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Beginning Balance	$21,568	$24,011
Provisions recorded	52,140	50,005
Claims paid and direct expenses	(47,476)	(52,448)
Total reserves	$26,232	$21,568

The provision recorded for the year ended December 31, 2012 is comprised of $32.1 million for insurance and claims expense, which is included in "Insurance and claims" line of the consolidated statements of income, $6.1 million for workers' compensation expense~~,~~ and $13.9 million for medical expense, both of which are included in "Salaries, wages and benefits" line of the consolidated statements of income. The provision recorded for the year ended December 31, 2011 is comprised of $30.1 million for insurance and claims expense, $5.7 million for workers' compensation expense, and $14.2 million for medical expense.

7.           Related Party Transactions

In September 2005, the Company sold 100% of its investment interest in Concentrek.  In April 1999, the Company acquired a 17% interest in Concentrek and Randy, Kevin, Gary, and Keith Knight, and members of Concentrek's management, owned the remaining 83%.  The Company made loans to Concentrek to fund start-up costs.  The Company received proceeds from the sale that satisfied all outstanding loans and investments in Concentrek, resulting in a net gain of approximately $600,000 in 2005. Subsequent to the sale of Concentrek in 2005, the Company received $718,000, $225,000 and $188,000 from Concentrek as an earn-out in 2010, 2008 and 2007, respectively. No earn-out was received in 2012 and 2011.

The Company has provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with the Company's drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, the Company's Chief Executive Officer and Chief Operating Officer, respectively. The loan balance, including interest, due at December 31, 2012, was approximately $2.8 million, compared to approximately $2.9 million at December 31, 2011. The principal loan and interest balance is recorded in the "Related party notes and interest receivable" line of the consolidated balance sheets. The loan to US West Agriculture Exporters, LLC is secured by guaranties of the members of US West Agriculture Exporters, LLC. The Company is working with US West Agriculture Exporters, LLC regarding repayment of the remaining balance of the loan, and have received a court judgment protecting the Company's rights in the assets of US West Agriculture Exporters, LLC.

Subsequent to the year-end, the Company has received a payment, in the amount of $745,272, from one of the members of US West Agriculture Exporters, LLC., for partial payment of the outstanding loan balance pursuant to the member’s obligations under the loan guarantee.   Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

8.           Shareholders' Equity

During 2012, 2011, and 2010, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares. The table below reflects this activity for the years as presented.

	2012	2011	2010
Annual director fees paid through stock issuance	$148,437	$112,493	$112,489
Shares of Common stock issued	9,040	6,495	5,555

9.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

Since 1994, the Company has maintained a stock option plan for the benefit of its officers, employees, and directors.  On May 17, 2012, our shareholders approved the 2012 Equity Compensation Plan (the “2012 Plan”), effective May 18, 2012.  The 2012 Plan replaces the Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect, but any grants of stock-based compensation after May 18, 2012, will be made under the 2012 Plan.

The 2012 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to each grant and the terms and conditions of each grant, subject to the general limitations of the 2012 Plan, but in any calendar year, no single grant may exceed 650,000 shares.  The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, restricted stock units or stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the “Code”) and are subject to restrictions within the Code.  Vesting schedules for grants are set by the Compensation Committee and vary according to the goals of the grant.  Grants, including stock options, must be granted with exercise price equal to the fair market value, determined by the closing price of the stock on the date the grant is made, as reported by the New York Stock Exchange.  The exercise price of stock options granted may not be modified.  Most stock options granted by the Company cannot be exercised until at least one (1) year after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement.  The 2012 Plan reserves 4 million shares for the grant of equity compensation awards, of which 200,000 shares are reserved for issuance to outside directors.  The 2012 Plan will terminate on May 16, 2022.

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

Stock-based compensation charges were approximately $6.3 million, $3.5 million, and $6.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, which reduced income from operations accordingly. Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2012, the Compensation Committee of the Board of Directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in the current year.

The Company received $3.6 million, $2.0 million, and $4.2 million in cash from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010, was approximately $30,000, $60,000, and $484,000, respectively. This tax benefit also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount for all years presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2012	2011	2010
Dividend yield (1)	N/A	1.58%	1.21%
Expected volatility (2)	N/A	33.73%	34.60%
Risk-free interest rate (3)	N/A	0.38%	2.10%
Expected terms (4)	N/A	3.92 years	4.92 years
Weighted average fair value of options granted	N/A	$3.48	$5.58

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data for the past seven years to through the end of the most recent period to estimate expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on historical exercise behavior for the past seven years through the end of the most recent period.

As of December 31, 2012, there was $0.8 million of unrecognized compensation cost related to unvested stock option compensation awards granted under the 2012 Equity Compensation Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.6 years, and a total period of 4.7 years.

A summary of the award activity for the years ended December 31, 2012, 2011, and 2010 is presented below:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,823,585	$15.80	4,144,476	$15.68	4,383,643	$15.05
Granted	-	$0.00	109,500	$15.15	241,200	$18.85
Exercised	(281,993)	$12.85	(189,788)	$10.53	(386,137)	$10.86
Forfeited and Expired	(116,786)	$17.13	(240,603)	$16.72	(94,230)	$15.94

Outstanding at end of year	3,424,806	$15.99	3,823,585	$15.80	4,144,476	$15.68

Vested and exercisable at end of year	3,174,843	$15.86	2,314,558	$15.32	2,052,545	$14.87

Weighted average fair value of options granted during the period		N/A		$3.48		$5.58

As of December 31, 2012, the number of options that were currently vested and expected to become vested was 3,399,114. These options have a weighted-average exercise price of $15.98, a weighted-average contractual remaining term of 3.82 years, and an aggregate intrinsic value of $1.3 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2012:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$8.42 - 10.52	13,185	1.07	$10.40	13,185	$10.40
$10.53 - 12.63	371,317	1.16	$11.40	371,317	$11.40
$12.63 - 14.73	195,560	2.42	$14.45	191,575	$14.48
$14.74 - 16.83	1,452,562	3.88	$15.34	1,379,829	$15.34
$16.84 - 18.94	1,359,182	4.79	$18.12	1,190,937	$18.03
$18.95 - 21.05	33,000	3.84	$20.03	28,000	$20.17
Overall Total	3,424,806	3.85	$15.99	3,174,283	$15.86

The total intrinsic value of options exercised during the twelve-month period was $1.3 million, $1.2 million, and $3.6 million in 2012, 2011, and 2010, respectively. Based on the market price as of December 31, 2012,  the intrinsic value of options outstanding and intrinsic value of options exercisable as of December 31, 2012 are both approximately $1.3 million.  The weighted average remaining contractual life as of December 31, 2012 for vested and exercisable options is 3.53 years.

Since 2009, the Company has issue restricted stock units (RSUs) to its employees. The Company's RSU program consists of service based awards that vest gradually over a period ranging from 5 to 13 years.  In 2010, the Company issued 15,560 RSUs with a market value of $19.28.  In 2011, the Company issued 123,500 RSUs with a market value ranging from $14.96 to $15.15 per share based on closing market price on the date of issuance. In 2012, the Company issued 41,000 RSUs with a market value of $16.76 per share based on the closing market price on the date of issuance. Stock compensation expense for these RSUs is being amortized using the straight-line method over the vesting period. As of December 31, 2012, the Company had approximately $15.3 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 5.1 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock. Accrued dividends are paid to recipients as the RSUs vest. Accrued dividends are forfeited if RSUs are canceled or terminated. Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal year ended December 31, 2012:

	2012		2011		2010
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1
Unvested at January 1,	1,325,817	$16.01	1,364,560	$16.11	1,409,500	$16.08
Granted	41,000	$16.76	123,500	$15.03	15,560	$19.28
Vested	(114,605)	$16.00	(81,513)	$16.11	(30,000)	$16.04
Forfeited and Expired	(41,680)	$15.97	(80,730)	$16.07	(30,500)	$16.32

Outstanding (unvested) at end of year	1,210,532	$16.04	1,325,817	$16.01	1,364,560	$16.11

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

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 19 years of age or older and have completed one year of service with the Company. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee. The Plan also provides for a discretionary matching contribution. In 2012, 2011, and 2010, there were no discretionary contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's mandatory matching contribution was approximately $266,000, $273,000, and $298,000 in 2012, 2011, and 2010, respectively.

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

Under the share repurchase program, the company repurchased 4,582,400 shares of the Company's common stock in the open market for approximately $76.6 million for the year ended December 31, 2011, and no shares were repurchased in the year ended December 31, 2012. The shares acquired have been retired and are available for future issuance. The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases. As of December, 2012, there were 7,438,556 shares remaining for future purchases under the repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

11.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2012 and 2011 (amount in thousands, except per share data):

	2012
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$175,599	$188,838	$192,550	$195,164
Income from operations	$19,834	$32,103	$27,767	$28,564
Net income attributable to Knight	$10,546	$19,289	$16,584	$17,698
Earnings per common share:
Basic	$0.13	$0.24	$0.21	$0.22
Diluted	$0.13	$0.24	$0.21	$0.22

	2011
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$150,499	$182,350	$183,436	$181,001
Income from operations	$15,948	$27,134	$27,705	$29,235
Net income attributable to Knight	$9,856	$16,358	$16,563	$17,469
Earnings per common share:
Basic	$0.12	$0.20	$0.21	$0.22
Diluted	$0.12	$0.20	$0.21	$0.22

12.           Subsequent Events

In preparing these financial statements, the Company has evaluated events after December 31, 2012. As described  in footnote 7; Related Party Transactions, of these financial statements, subsequent to the year-end, the Company has received a payment, in the amount of $745,272, from one of the members of US West Agriculture Exporters, LLC., for partial payment of the outstanding loan balance pursuant to the member’s obligations under the loan guarantee.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2012	$1,651	$931	$(665)	$1,917
Year ended December 31, 2011	$2,355	$326	$(1,030)	$1,651
Year ended December 31, 2010	$3,204	$932	$(1,781)	$2,355

	Balance at Beginning of Period	Provision for Credit Losses	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2012	$416	$(48)	$(77)	$291
Year ended December 31, 2011	$480	$252	$(316)	$416
Year ended December 31, 2010	$298	$621	$(439)	$480

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
4.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
4.4 †	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
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

10.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.4 †*	Form of Restricted Stock Grant Agreement.
10.5 †*	Form of Stock Option Grant Agreement.
10.6 †*	Form of Restricted Stock Unit Grant Agreement.
10.7 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.8
Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, N.A., dated September 15, 2005. (Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the period ended September 30, 2005.)

10.8.1
Modification Agreement to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated October 6, 2006. (Incorporated by reference to Exhibit 10.6.1 to the Company's Report on Form 10-K for the period ended December 31, 2006.)

10.8.2
Second Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated March 30, 2007. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2007.)

10.8.3
Third Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 16, 2008. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.8.4
Fourth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated September 20, 2010. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 30, 2010.)

10.8.5
Fifth Modification to Credit Agreement between Knight Transportation, Inc. and Wells Fargo Bank, dated July 26, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 2011.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.