Form 10-Q
period 2013-03-31
KNIGHT TRANSPORTATION INC
filed 2013-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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
☒  Yes       ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes       ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2013 was 79,923,239 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of March 31, 2013 and December 31, 2012 (in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,196	$5,684
Trade receivables, net of allowance for doubtful accounts	112,576	102,553
Notes receivable, net of allowance for doubtful accounts	739	791
Related party notes and interest receivable	2,069	2,814
Prepaid expenses	14,165	17,035
Assets held for sale	15,283	18,362
Other current assets	10,368	12,449
Current deferred tax assets	4,028	3,409
Total current assets	169,424	163,097
Property and Equipment:
Revenue equipment	661,610	681,864
Land and land improvements	39,171	38,979
Buildings and improvements	106,686	100,158
Furniture and fixtures	16,354	15,953
Shop and service equipment	8,555	9,065
Leasehold improvements	3,004	2,989
Gross property and equipment	835,380	849,008
Less: accumulated depreciation and amortization	(272,300)	(264,944)
Property and equipment, net	563,080	584,064
Notes receivable, net of current portion	3,146	3,692
Goodwill	10,271	10,276
Other long-term assets and restricted cash	21,535	21,383
Total assets	$767,456	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of March 31, 2013 and December 31, 2012 (in thousands, except par values)

	March 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,383	$11,281
Accrued payroll and purchased transportation	12,718	10,489
Accrued liabilities	21,230	16,020
Claims accrual – current portion	16,366	15,892
Dividend payable – current portion	151	141
Total current liabilities	65,848	53,823

Long-term Liabilities:
Claims accrual – long-term portion	10,455	10,340
Long-term dividend payable and other liabilities	2,384	2,638
Deferred tax liabilities	143,242	144,871
Long-term debt	43,000	80,000
Total long-term liabilities	199,081	237,849

Total liabilities	264,929	291,672

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 79,917 and 79,760 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	799	798
Additional paid-in capital	144,489	142,837
Accumulated other comprehensive loss	(51)	(302)
Retained earnings	356,591	346,899
Total Knight Transportation shareholders' equity	501,828	490,232
Noncontrolling interest	699	608
Total shareholders' equity	502,527	490,840

Total liabilities and shareholders' equity	$767,456	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Revenue, before fuel surcharge	$189,600	$175,599
Fuel surcharge	45,800	43,933
Total revenue	235,400	219,532
OPERATING EXPENSES:
Salaries, wages and benefits	57,654	60,956
Fuel	55,693	57,311
Operations and maintenance	15,910	13,737
Insurance and claims	7,155	7,645
Operating taxes and licenses	3,908	4,103
Communications	1,172	1,395
Depreciation and amortization	21,507	20,372
Purchased transportation	42,792	31,860
Miscellaneous operating expenses	4,065	2,319
Total operating expenses	209,856	199,698

Income from operations	25,544	19,834

Interest income	109	112
Interest expense	(141)	(128)
Other income	220	197
Income before income taxes	25,732	20,015

Income taxes	10,298	9,356
Net income	15,434	10,659

Net income attributable to noncontrolling interest	(251)	(113)
Net income attributable to Knight Transportation	$15,183	$10,546

Basic Earnings Per Share	$0.19	$0.13
Diluted Earnings Per Share	$0.19	$0.13

Weighted Average Shares Outstanding - Basic	79,841	79,531
Weighted Average Shares Outstanding - Diluted	80,124	80,046

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)

	Three Months Ended March 31,
	2013	2012

Net income attributable to Knight Transportation	$15,183	$10,546
Other comprehensive income, net of tax:
Unrealized gain from available-for-sale securities	251	455
Comprehensive income	$15,434	$11,001

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:

Net income	$15,434	$10,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,507	20,372
Gain on sale of equipment	(1,411)	(2,677)
Gain from sale of available for sale securities	(47)	-
(Gain) loss from investment in TRP III	(173)	233
Provision for doubtful accounts and notes receivable	235	234
Excess tax benefits related to stock-based compensation	-	(44)
Stock-based compensation expense	646	4,820
Deferred income taxes	(2,401)	(3,367)

Changes in operating assets and liabilities:

Trade receivables	(10,262)	(4,509)
Other current assets	2,081	(880)
Prepaid expenses	2,869	(8,268)
Income tax receivable	-	3,821
Other long-term assets	(1,461)	(207)
Accounts payable	6,033	1,116
Accrued liabilities and claims accrual	7,272	8,952

Net cash provided by operating activities	40,322	30,255

Cash Flow From Investing Activities:

Purchase of property and equipment	(11,856)	(36,951)
Proceeds from sale of equipment/assets held for sale	13,614	12,662
Proceeds from sale of available for sale securities	2,080	-
Proceeds from notes receivable	881	472
Payments for notes receivable	-	(18)
Proceeds from related party notes receivable	745	54
Increase in restricted cash	(15)	(19)
Investment activity in TRP III	(127)	(1,957)

Net cash provided by (used in) investing activities	5,322	(25,757)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flow From Financing Activities:
Dividends paid	$(5,018)	$(4,906)
Payments on line of credit borrowings	(37,000)	-
Excess tax benefits related to stock-based compensation	-	44
Cash distribution to noncontrolling interest holder	(160)	(230)
Proceeds from exercise of stock options	1,046	2,624

Net cash used in financing activities	(41,132)	(2,468)

Net increase in Cash and Cash Equivalents	4,512	2,030
Cash and Cash Equivalents, beginning of period	5,684	9,584

Cash and Cash Equivalents, end of period	$10,196	$11,614

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$278	$1,302
Transfer from property and equipment to assets held for sale	$9,960	$10,413
Financing provided to independent contractors for equipment sold	$318	$211
Dividend accrued for restricted stock units	$46	$64
Cash flow information:
Income taxes paid	$5,719	$488
Interest expense paid	$137	$130

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2.                      Stock-Based Compensation

On May 17, 2012, our shareholders approved the 2012 Equity Compensation Plan, effective May 18, 2012. This replaces the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months ended March 31, 2013, and 2012, respectively, are as follows:

	Three Months Ended March 31,
	(in thousands)
	2013	2012
Stock compensation expense for options, net of forfeitures	$38	$4,037
Stock compensation expense for restricted stock units, net of forfeitures	608	783
Combined stock compensation expense	$646	$4,820

In the first quarter of 2012, the compensation committee of the board of directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in that quarter.

We received approximately $1.0 million in cash from the exercise of stock options during the three months ended March 31, 2013, compared to $2.6 million for the same period in 2012.

As of March 31, 2013, we have approximately $0.7 million of unrecognized compensation cost related to unvested options granted under the 2003 Plan.  This cost is expected to be recognized over a weighted-average period of 2.5 years and a total period of 4.7 years.  We also have approximately $16.5 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.8 years and a total period of 9.8 years.

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

No options were granted during the first quarter of either 2013 or 2012. A summary of our option award activity as of March 31, 2013, and changes during the three-month period, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2012	3,424,806	$15.99
Granted	-	-
Exercised	(82,299)	12.71
Forfeited	(36,141)	16.67
Outstanding as of March 31, 2013	3,306,366	$16.07

A summary of our restricted stock unit award activity as of March 31, 2013, and changes during the three-month period, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	1,210,532	$16.04
Granted	113,611	15.66
Vested	(114,940)	16.14
Forfeited	(19,150)	15.52
Outstanding as of March 31, 2013	1,190,053	$16.00

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                                Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012, respectively, is as follows:

	Three Months Ended March 31,
	(in thousands, except per share data)
	2013	2012
Weighted average common shares outstanding – basic	79,841	79,531
Dilutive effect of stock options and unvested restricted stock units	283	515
Weighted average common shares outstanding – diluted	80,124	80,046

Net income attributable to Knight Transportation	$15,183	$10,546

Basic Earnings Per Share	$0.19	$0.13
Diluted Earnings Per Share	$0.19	$0.13

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended March 31, (in thousands)
	2013	2012
Number of anti-dilutive shares	1,469	1,465

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

Note 5.                      Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into our consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of our consolidated financial statements.

Note 6.                      Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention ("SIR") for auto liability ranges from $1.0 million to $2.0 million per occurrence depending on the applicable policy year. For the policy year February 1, 2012 to January 31, 2013, our SIR was $2.0 million with an additional $1.0 million responsibility for additional "aggregate" losses. For the policy period February 1, 2013 to January 31, 2014, our SIR is $3.0 million with no responsibility for "aggregate" losses.  We are also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  We establish reserves to cover these self-insured liabilities and maintain insurance to cover liabilities in excess of those amounts. Our insurance policies provide for excess personal injury and property damage liability up to a total of $55.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us.

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

Note 7.                      Dividends

On February 7, 2013, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on March 1, 2013, and was paid on March 29, 2013. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the three months ended March 31, 2013, is as follows:

In Thousands
Goodwill at December 31, 2012	$10,276
Amortization relating to deferred tax assets	(5)
Goodwill at March 31, 2013	$10,271

Note 9.                      Investments and Related Commitments

In 2003, the Company signed a partnership agreement with Transportation Resource Partners (“TRP”), a company that makes privately negotiated equity investments. Per the original partnership agreement, the Company committed to invest $5.0 million to TRP. In 2006, the Company increased the commitment amount to $5.5 million. The carrying value of the Company's investment in TRP was $2.2 million at March 31, 2013.

In the fourth quarter of 2008, the Company formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of March 31, 2013, the Company has contributed approximately $7.7 million to TRP III, leaving an outstanding commitment of $7.3 million.

Note 10.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of March 31, 2013, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $4.7 million, including unrealized losses (net of tax) of approximately $52,000.

Note 11.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at March 31, 2013, and December 31, 2012, totaled $15.3 million and $18.4 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale".

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We file U.S. and state income tax returns with varying statutes of limitations.  The 2009 through 2012 tax years generally remain subject to examination by federal authority, and the 2008 through 2012 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at March 31, 2013 or December 31, 2012.

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

We did not purchase any shares in the first quarter of 2013 or 2012. As of March 31, 2013, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2013 and December 31, 2012.

			Level One		Level Two		Level Three
	Balance at March 31, 2013	Balance at December 31, 2012	Balance at March 31, 2013	Balance at December 31, 2012	Balance at March 31, 2013	Balance at December 31, 2012	Balance at March 31, 2013	Balance at December 31, 2012
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$4,741	$6,369	$4,741	$6,369	-	-	-	-
Restricted cash and investments:
Money market funds	$1,260	$1,231	$1,260	$1,231	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,702	$2,716	-	-	$2,702	$2,716	-	-

Note 15.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 4% to 24%. We had 116 and 126 loans outstanding from independent contractors and third parties as of March 31, 2013 and December 31, 2012, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Notes receivable from independent contractors	$577	$605
Notes receivable from third parties	3,563	4,169
Gross notes receivable	4,140	4,774
Allowance for doubtful notes receivable	(255)	(291)
Total notes receivable, net of allowance	3,885	4,483

Current portion, net of allowance	739	791
Long-term portion	$3,146	$3,692

Note 16.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from US West Agriculture Exporters, LLC at March 31, 2013, was approximately $2.1 million, compared to approximately $2.8 million at December 31, 2012. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets. We also provided transportation services to US West Agriculture Exporters, LLC through December 31, 2010. Transportation services provided to US West Agriculture Exporters, LLC have been paid in full.  US West Agriculture Exporters, LLC discontinued operations as of December 31, 2010.  The loan to US West Agriculture Exporters, LLC is secured by guaranties of the members of US West Agriculture Exporters, LLC.  We are currently working with US West Agriculture Exporters, LLC regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of US West Agriculture Exporters, LLC.  Based on its knowledge of the facts, management believes it will recover the entire outstanding principal balance of the loan.

Note 17.                      Line of Credit

We maintain a revolving line of credit, which permits revolving borrowings and letters of credit. The line of credit agreement with Wells Fargo Bank provides for borrowing up to $150.0 million, with a maturity date of July 2016. The line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. Under the line of credit agreement, we have $43.0 million debt outstanding as of March 31, 2013, compared to $80.0 million at December 31, 2012, respectively. The weighted average variable annual percentage rate (APR) for amounts borrowed in the first quarter of 2013 was of 0.89%. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets. In connection with our self-insurance program, we also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities. As of March 31, 2013, the line of credit available for future borrowing was $83.0 million. We are obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. We were compliant with our financial ratios and covenants at March 31, 2013 and December 31, 2012.

Note 18.                      Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 "Other Comprehensive Income (ASC 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and the Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012, along with any supplements in Part II below.

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

Our operations involve a range of investments in capital assets, and expected operating margins.  Our asset-based businesses generally include dry van truckload, temperature-controlled truckload, dedicated truckload, and drayage services.  Our non-asset-based services generally include intermodal and truckload brokerage services.  However, within our asset-based services, the use of independent contractors to provide tractors lowers the capital investment in certain of our dry van, temperature-controlled and drayage services operations.  In addition, drayage operations generally involve less expensive tractors with longer lives, and do not require a large investment in trailers.  We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

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

While all our businesses produced revenue growth during the first quarter of 2013, a meaningful percentage of our growth occurred in less capital-intensive operations such as brokerage, intermodal, drayage services, and our independent contractor fleet. We expect our investment in providing multiple solutions for our customers will lead to additional revenue opportunities.

For the remainder of 2013, we expect truckload freight demand to improve based on our expectation of a moderately growing economy.  In addition, we expect that the U.S. Department of Transportation Federal Motor Carrier Safety Administration's Compliance Safety Accountability ("CSA") program, new hours-of-service rules, pending electronic on-board recorders mandate, and other regulations could result in a reduction in effective trucking capacity to serve increased freight demand.  In addition, an expanding United States economy could create alternative employment opportunities for drivers we wish to hire. Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.   In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.  From a cost perspective, we expect recruiting and retaining sufficient numbers of professional truck drivers will become increasingly costly, equipment prices will continue to rise, and higher fuel prices will not be fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, an intense focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on future opportunities.

We will continue to utilize the flexibility of our decentralized service center network model to react and adapt to market conditions. We will attempt to optimize our model and refine our execution in reaction to, or in anticipation of, truckload market dynamics. We will continue to evaluate acquisition candidates and other opportunities that we anticipate will create value for our shareholders and further advance our long-term strategy.

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

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended March 31, 2013 in comparison to the same period in 2012 were:

•	Revenue, before fuel surcharge, increased 8.0%, to $189.6 million from $175.6 million;

•	Net income attributable to Knight increased 44.8%, to $15.2 million from $10.5 million; and

•	Net earnings attributable to Knight per diluted share increased 43.8%, to $0.19 per share from $0.13 per share.

We continued to add capacity and develop our customer relationships during the quarter. Our overall revenue and net income growth was driven by an increase in our average fleet count, increase in our non-asset based services revenue, and our rates per mile improved slightly, while average fuel prices per gallon were up, and tractor utilization was down.

The first quarter of 2012 included a $4.0 million pretax, non-cash stock compensation charge ($3.9 million after tax) relating to the accelerated vesting of certain stock options that had been issued prior to 2009.  Excluding the non-cash charge, which is a non-GAAP measurement, net income for the first quarter of 2012 would have been $14.4 million, or $0.18 per diluted share.

In the first quarter of 2013, average revenue per tractor decreased 1.2% while average fleet count increased 2.5% when compared to the same period of 2012.  The revenue per tractor decrease was the result of a 1.6% decrease in miles per tractor, offset by a 0.4% increase in revenue per total mile.  We realized slight improvement in revenue per loaded mile, which improved 0.7%, while non-paid empty miles increased to 11.0% in the current quarter compared to 10.7% for the same quarter of 2012.

We averaged 4,076 tractors for the first quarter of 2013, compared to an average of 3,978 tractors a year ago; which includes tractors operated by independent contractors that grew from 471 tractors at March 31, 2012 to 480 tractors at March 31, 2013.

Our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 86.5% for the quarter ended March 31, 2013, compared to 88.7%, or 86.4% excluding the $4.0 million non-cash stock compensation charge, for the quarter ended March 31, 2012.

Our net proceeds from equipment sales, net of capital expenditures, was $1.8 million for the three months ended March 31, 2013, compared to $24.3 million of net capital expenditures, net of proceeds from equipment sales, for the same period a year ago.  At March 31, 2013, our cash and cash equivalents totaled $10.2 million, and our shareholders' equity was $501.8 million, compared to $5.7 million and $490.2 million at December 31, 2012.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month periods ended March 31, 2013 and 2012, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended March 31,			(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended March 31,
	2013	2012		2013	2012

Total revenue, including fuel surcharge	100.0%	100.0%	Revenue, before fuel surcharge	100.0%	100.0%
Operating expenses:			Operating expenses:
Salaries, wages and benefits	24.5	27.8	Salaries, wages and benefits	30.4	34.7
Fuel	23.7	26.1	Fuel	5.2	7.6
Operations and maintenance	6.8	6.3	Operations and maintenance	8.4	7.8
Insurance and claims	3.0	3.5	Insurance and claims	3.8	4.4
Operating taxes and licenses	1.7	1.9	Operating taxes and licenses	2.1	2.4
Communications	0.5	0.6	Communications	0.6	0.8
Depreciation and amortization	9.1	9.3	Depreciation and amortization	11.3	11.6
Purchased transportation	18.2	14.5	Purchased transportation	22.6	18.1
Miscellaneous operating expenses	1.6	1.0	Miscellaneous operating expenses	2.1	1.3
Total operating expenses	89.1	91.0	Total operating expenses	86.5	88.7
Income from operations	10.9	9.0	Income from operations	13.5	11.3
Interest income	0.0	0.1	Interest income	0.0	0.1
Interest expense	0.1	0.1	Interest expense	0.1	0.1
Other income	0.1	0.1	Other income	0.1	0.1
Income before income taxes	10.9	9.1	Income before income taxes	13.5	11.4
Income taxes	4.4	4.2	Income taxes	5.4	5.3
Net Income	6.5	4.9	Net Income	8.1	6.1
Net income attributable to noncontrolling interest	0.1	0.1	Net income attributable to noncontrolling interest	0.1	0.1
Net Income attributable to Knight Transportation	6.4%	4.8%	Net Income attributable to Knight Transportation	8.0%	6.0%

There are minor rounding differences in the above table.

A discussion of our results of operations for the three months ended March 31, 2013 and March 31, 2012, is set forth below.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Total revenue for the three months ended March 31, 2013, increased 7.2% to $235.4 million from $219.5 million for the same period in 2012. Total revenue included $45.8 million of fuel surcharge revenue in the three-month period of 2013, compared to $43.9 million in the three-month period of 2012.

Revenue, before fuel surcharge, increased 8.0% to $189.6 million for the three months ended March 31, 2013, from $175.6 million for the same period in 2012.

In the first quarter of 2013, our revenue continued to trend positively and we experienced revenue growth in all of our operating segments compared to the same period in 2012. Our asset-based operations increased revenue  2.1%,  and our  non-asset based service offerings increased revenue 57.9%, while both experienced improved margins in the first quarter of 2013, compared to the same quarter of 2012. We continue to offer the full range of our asset-based offerings and non-asset based offerings to match the best truckload solutions for our customers.

We operated 2.5% additional average tractors in the 2013 quarter versus the 2012 quarter, increased our average revenue per total mile 0.4%, and our average length of haul increased 0.2%, while our non-paid empty mile percentage increased 2.8%.  As a result, our average revenue per tractor (excluding fuel surcharges) declined 1.2% due to lower utilization along with the additional tractor count.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 30.4% for the three months ended March 31, 2013, compared to 34.7% for the same period in 2012.  The decrease in the 2013 period, as a percentage of revenue, is partially due to the $4.0 million pre-tax, non-cash stock compensation charge recorded in the first quarter of 2012 related to the acceleration of certain stock options issued prior to 2009. Excluding this charge in the 2012 period, salaries, wages and benefits expense would have been 32.4%, expressed as a percentage of revenue,  a decrease over the 2012 period due to increased revenue generated from our non-asset based operations serviced by independent contractors, the expenses of which are reflected in purchased transportation. Costs associated with healthcare benefits provided to our employees, and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income. We believe that the driver market remains challenging and the implementation of CSA has further reduced the pool of available drivers.  Having a sufficient number of qualified driving associates continues to be a major concern.  We have implemented a performance related bonus plan for our drivers, and could be required to create further pay incentives during 2013 given these conditions. However, we continue to seek ways to attract and retain qualified driving associates.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 5.2% for the three months ended March 31, 2012, from 7.6% for the same period in 2012. The decrease as a percentage of revenue before fuel surcharge is primarily due to a combination of growth in our non-asset-based businesses, where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives. We have made changes to minimize empty miles, reduce out of route miles and idle time, improve fuel cost, enhance equipment operations through training, and significantly improve aerodynamics and engine efficiency.  We continue to update our fleet with more fuel-efficient 2010 U.S. EPA emission engines; our average fleet age at March 31, 2013 was 2.0 years compared to 1.7 years at March 31, 2012. The national average diesel fuel price increased 1.0% in the three months ended March 31, 2012, when compared to the same period a year ago. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, or out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 8.4% compared to 7.8% for the three month periods ended March 31, 2013 and 2012, respectively. Our average fleet age increased to 2.0 years at March 31, 2013, from 1.7 years at March 31, 2012. Operations and maintenance consists of direct operating expense, maintenance, and tire expense. The increase in the periods, year over year, is due to a combination of rising tire costs and increases in costs associated with preparing trucks for trade as we continue to refresh our fleet.  Most of our business segments incurred higher general operating expenses, including driver hire related costs.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.8% for the quarter ended March 31, 2013, from 4.4% for the quarter ended March 31, 2012. A decrease in frequency of accidents affected the expense positively for this quarter.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.1% for the three-month period ended March 31, 2013, compared to 2.4% for the same period in 2012. The decrease is due to the increased revenue from our non-asset based service offerings.

Communications expense as a percentage of revenue, before fuel surcharge, decreased to 0.6% for the three-month period ended March 31, 2013, from 0.8% for the same period of 2012, due to the increase in overall revenue.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.3%, compared to 11.6% for the same quarter in 2012. The decrease is due to an increase in revenue from our non-asset based businesses.  On a dollar basis, depreciation and amortization expense increased to $21.5 million for the three months ended March 31, 2013, from $20.4 million for the same period in 2012. This increase is due to higher equipment prices for EPA compliant engines. Absent offsetting improvements in revenue per tractor or continued growth in our independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to increase.

Purchased transportation is comprised of amounts paid to independent contractors for our dry van and temperature-controlled operations, as well as contracted carriers for our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 22.6% for the three months ended March 31, 2013, from 18.1% for the same period in 2012. The increase in this category is due to the combination of growth in our non-asset businesses, increased sourcing activity through our joint venture operations, and increased contractor and third-party carrier expense compared to the same periods in 2012. An increase in demand for our brokerage and intermodal services resulting from growing our carrier base and developing customer relations has increased our brokerage and intermodal purchased transportation expense.  We experienced rising cost per mile paid to independent contractors due to increases in the national average diesel fuel price; purchased transportation payments generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices we experienced in the three months ended March 31, 2013.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.1% compared to 1.3% for the same quarter in 2012. The increase is primarily due to a decrease in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment decreased to $1.4 million in the first quarter of 2013, compared to $2.7 million for the same period a year ago.

As a result of the above factors, our operating ratio, net of fuel surcharge (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), was 86.5% for the three months ended March 31, 2013, compared to 88.7%, or 86.4% excluding the $4.0 million non-cash stock compensation charge, for the three months ended March 31, 2012.

Interest income as a percentage of revenue, before fuel surcharge, was less than 0.1% for the three months ended March 31, 2013, compared to 0.1% for the same period in 2012.  We incurred $141,000 and $128,000 in interest expense in the first quarter of 2013 and 2012, respectively, as a result of borrowing from our line of credit. Our other income remained consistent at 0.1%, as a percentage of revenue, before fuel surcharge, for both three months ended March 31, 2013 and 2012.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rate decreased to 40.0% for the three months ended March 31, 2013, compared to 46.7% for the same period a year ago. The decreased effective tax rate is attributed to the majority of the $4.0 million pre-tax stock compensation charge being disallowed as a tax deduction. We expect our effective tax rate to remain at historical levels in future periods.

As a result of the preceding changes, our net income, as a percentage of revenue before fuel surcharge, increased to 8.0% for the three months ended March 31, 2013, compared to 6.0% for the same period in 2012.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $40.3 million for the three months ended March 31, 2013, compared to $30.3 million during the same period in 2012. We held no short-term investments in the 2013 or 2012 periods.

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $25.8 million for the same period in 2012. Net proceeds from equipment sales, net of capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, resulted in investing activity positive cash flow of $1.8 million for the three months ended March 31, 2013, compared to net capital expenditures of $24.3 million for the same period in 2012.

Net cash used in financing activities was $41.2 million for the three months ended March 31, 2013, compared to $2.5 million for the same period in 2012.  Cash payments towards line of credit borrowings was $37.0 million for the three months ended March 31, 2013, compared to none in the March 31, 2012 three-month period.  Proceeds from exercises of stock options were $1.0 million in the first quarter of 2013, compared to $2.6 million in the same period of 2012. We did not repurchase any shares of our stock in the three months ended March 31, 2013 or 2012, and we paid $5.0 million in dividends in the quarter ended March 31, 2013, an increase from $4.9 million in the same period a year ago, due to increased outstanding shares and the same dividend paid per share.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. At March 31, 2013, the outstanding debt balance under our line of credit was $43.0 million, compared to $80.0 million at December 31, 2012, which is classified as a long-term liability on the "Long-term debt" line in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $24.0 million at both March 31, 2013 and December 31, 2012. Combining the amounts borrowed and letters of credit issued at March 31, 2013, we had $83.0 million available for future borrowing under our line of credit, and $46.0 million at December 31, 2012. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were compliant at March 31, 2013, and at December 31, 2012.

Over the last twelve-month period, we have returned $59.3 million to our shareholders in the form of dividends. Our cash balance at March 31, 2013 was $10.2 million, and we ended this quarter with $502.5 million of total shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next twelve months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we have periodically utilized operating leases to finance our revenue equipment purchases.  Vehicles held under operating leases were not carried on our balance sheet. We did not have any tractors or trailers held under operating leases as of March 31, 2013 or December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first quarter of 2013, a 1% increase in our applicable rate would reduce pretax earnings by approximately $0.2 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of March 31, 2013, and December 31, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2012, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first quarter of 2013. See Note 13 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchase programs.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description

Exhibit 3		Articles of Incorporation and Bylaws

	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)

	(3.2)	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)

Exhibit 4		Instruments defining the rights of security holders, including indentures

	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)

	(4.2)	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

	(4.3)	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)

	(4.4)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)

Exhibit 31		Section 302 Certifications

	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.

Exhibit 32		Section 906 Certifications

	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.

	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.

Exhibit 101		Interactive Data File

	(101.INS)**	XBRL Instance Document.

	(101.SCH)**	XBRL Taxonomy Extension Schema Document.

	(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.

	(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.

	(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.

	(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2013	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: May 10, 2013	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant