Form 10-Q
period 2013-06-30
KNIGHT TRANSPORTATION INC
filed 2013-08-06
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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
☐Yes     ☒No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 24, 2013, was 80,018,599 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of June 30, 2013 and December 31, 2012 (in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$747	$5,684
Trade receivables, net of allowance for doubtful accounts	109,671	102,553
Notes receivable, net of allowance for doubtful accounts	749	791
Related party notes and interest receivable	1,663	2,814
Prepaid expenses	11,371	17,035
Assets held for sale	14,119	18,362
Other current assets	10,944	12,449
Current deferred tax assets	4,239	3,409
Total current assets	153,503	163,097

Property and Equipment:
Revenue equipment	669,447	681,864
Land and land improvements	40,962	38,979
Buildings and improvements	109,139	100,158
Furniture and fixtures	16,930	15,953
Shop and service equipment	8,689	9,065
Leasehold improvements	3,004	2,989
Gross property and equipment	848,171	849,008
Less: accumulated depreciation and amortization	(278,551)	(264,944)
Property and equipment, net	569,620	584,064
Notes receivable, net of current portion	3,267	3,692
Goodwill	10,266	10,276
Other long-term assets and restricted cash	22,036	21,383
Total assets	$758,692	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of June 30, 2013 and December 31, 2012 (in thousands, except par values)

	June 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,892	$11,281
Accrued payroll and purchased transportation	11,241	10,489
Accrued liabilities	13,288	16,020
Claims accrual – current portion	15,563	15,892
Dividend payable – current portion	152	141
Total current liabilities	61,136	53,823

Long-term Liabilities:
Claims accrual – long-term portion	9,741	10,340
Long-term dividend payable and other liabilities	2,369	2,638
Deferred tax liabilities	141,367	144,871
Long-term debt	26,000	80,000
Total long-term liabilities	179,477	237,849

Total liabilities	240,613	291,672

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,002 and 79,760 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	800	798
Additional paid-in capital	146,213	142,837
Accumulated other comprehensive loss	(251)	(302)
Retained earnings	370,680	346,899
Total Knight Transportation shareholders' equity	517,442	490,232
Noncontrolling interest	637	608
Total shareholders’ equity	518,079	490,840

Total liabilities and shareholders' equity	$758,692	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Revenue, before fuel surcharge	$200,104	$188,838	$389,704	$364,437
Fuel surcharge	44,679	47,430	90,479	91,363
Total revenue	244,783	236,268	480,183	455,800
OPERATING EXPENSES:
Salaries, wages and benefits	56,807	59,089	114,461	120,045
Fuel	52,739	56,612	108,432	113,923
Operations and maintenance	15,919	15,078	31,828	28,815
Insurance and claims	7,295	8,281	14,450	15,926
Operating taxes and licenses	3,985	3,973	7,893	8,075
Communications	1,200	1,271	2,372	2,666
Depreciation and amortization	21,089	20,933	42,597	41,305
Purchased transportation	49,883	36,064	92,675	67,924
Miscellaneous operating expenses	3,941	2,864	8,006	5,184
Total operating expenses	212,858	204,165	422,714	403,863

Income from operations	31,925	32,103	57,469	51,937

Interest income	96	108	205	221
Interest expense	(77)	(114)	(219)	(242)
Other income (expense)	(168)	197	53	394
Income before income taxes	31,776	32,294	57,508	52,310

Income taxes	12,712	12,924	23,010	22,280
Net income	19,064	19,370	34,498	30,030

Net income attributable to noncontrolling interest	(125)	(81)	(376)	(195)
Net income attributable to Knight Transportation	$18,939	$19,289	$34,122	$29,835

Basic Earnings Per Share	$0.24	$0.24	$0.43	$0.37

Diluted Earnings Per Share	$0.24	$0.24	$0.43	$0.37

Weighted Average Shares Outstanding - Basic	79,954	79,686	79,898	79,609

Weighted Average Shares Outstanding - Diluted	80,296	80,076	80,209	80,045

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income attributable to Knight Transportation	$18,939	$19,289	$34,122	$29,835
Other comprehensive income, net of tax:
Unrealized (loss) gain from available-for-sale securities	(200)	(406)	51	49
Comprehensive income	$18,739	$18,883	$34,173	$29,884

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:

Net income	$34,498	$30,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,597	41,305
Gain on sale of equipment	(3,022)	(4,827)
Gain from sale of available for sale securities	(47)	-
(Gain) loss from investment in TRP III	(6)	36
Non-cash compensation expense for issuance of common stock to certain members of board of directors	168	148
Provision for doubtful accounts and notes receivable	489	604
Excess tax benefits related to stock-based compensation	-	(88)
Stock-based compensation expense	1,233	5,306
Deferred income taxes	(4,364)	(2,922)
Changes in operating assets and liabilities:
Trade receivables	(7,607)	(12,637)
Other current assets	1,505	(3,083)
Prepaid expenses	5,664	(4,991)
Income tax receivable	-	3,821
Other long-term assets	(990)	21
Accounts payable	5,881	87
Accrued liabilities and claims accrual	(3,742)	9,600

Net cash provided by operating activities	72,257	62,410

Cash Flows From Investing Activities:
Purchase of property and equipment	(42,122)	(78,284)
Proceeds from sale of equipment/assets held for sale	24,300	21,810
Proceeds from notes receivable	1,606	1,013
Payments for notes receivable	(74)	(18)
Proceeds from related party notes receivable	748	54
Decrease (increase) in restricted cash	358	(47)
Proceeds from sale of available for sale securities	2,080	-
Investment activity in TRP III	(1,956)	(1,957)

Net cash used in investing activities	(15,060)	(57,429)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Financing Activities:
Dividends paid	$(9,816)	$(9,688)
Payments on line of credit borrowings	(54,000)	(5,000)
Excess tax benefits related to stock-based compensation	-	88
Cash distribution to noncontrolling interest holder	(347)	(330)
Proceeds from exercise of stock options	2,029	3,208

Net cash used in financing activities	(62,134)	(11,722)

Net decrease in Cash and Cash Equivalents	(4,937)	(6,741)
Cash and Cash Equivalents, beginning of period	5,684	9,584

Cash and Cash Equivalents, end of period	$747	$2,843

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$5,936	$1,992
Transfer from property and equipment to assets held for sale	$18,937	$16,549
Transfer from related party notes receivable to notes receivable	$403	-
Financing provided to independent contractors for equipment sold	$754	$635
Dividend accrued for restricted stock units	$98	$133
Cash flow information:
Income taxes paid	$29,562	$16,353
Interest expense paid	$199	$244

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

Note 2.                      Stock-Based Compensation

On May 17, 2012, our shareholders approved the 2012 Equity Compensation Plan, effective May 18, 2012. This replaces the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months, and six months ended June 30, 2013, and 2012, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012
Stock compensation expense for options, net of forfeitures	$93	$53	$131	$4,090
Stock compensation expense for restricted stock units, net of forfeitures	494	433	1,102	1,216
Combined stock compensation expense	$587	$486	$1,233	$5,306

In the first quarter of 2012, the compensation committee of the board of directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in that quarter.

We received approximately $1.0 million and $2.0 million in cash from the exercise of stock options during the three months and six months ended June 30, 2013, compared to $0.6 million and $3.2 million for the same periods in 2012.

As of June 30, 2013, we have approximately $1.5 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.3 years and a total period of 4.5 years.  We also have approximately $16.3 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.8 years and a total period of 9.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions:

·	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
·	Expected volatility – we analyzed the volatility of our stock using historical data.
·
Risk-free interest rate – the risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.

·
Expected term – the expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

A total of 429,800 stock options were granted during the first six months 2013 and no options were granted during the first six months of 2012. A summary of the option award activity under our equity compensation plan as of June 30, 2013, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2012	3,424,806	$15.99
Granted	429,800	15.62
Exercised	(157,993)	12.84
Forfeited	(54,631)	17.00
Outstanding as of June 30, 2013	3,641,982	$16.07

A total of 147,111 and 41,000 restricted stock unit awards were granted during the first six months of 2013 and 2012, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of June 30, 2013, and changes during the six-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	1,210,532	$16.04
Granted	147,111	15.65
Vested	(114,940)	16.14
Forfeited	(30,640)	15.63
Outstanding as of June 30, 2013	1,212,063	$15.56

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2013 and 2012, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Weighted average common shares outstanding – basic	79,954	79,686	79,898	79,609
Dilutive effect of stock options and unvested restricted stock units	342	390	311	436
Weighted average common shares outstanding – diluted	80,296	80,076	80,209	80,045

Net income attributable to Knight Transportation	$18,939	$19,289	$34,122	$29,835

Basic Earnings Per Share	$0.24	$0.24	$0.43	$0.37
Diluted Earnings per Share	$0.24	$0.24	$0.43	$0.37

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of anti-dilutive shares	2,071,140	1,855,415	2,112,859	1,989,684

Note 4.                      Segment Information

We are a provider of multiple truckload transportation and logistics services using a nationwide network of service centers in the United States to serve customers throughout North America.   In addition to operating our large tractor fleet we also contract with third-party equipment providers to provide a broad range of truckload services to our customers.  We have five operating segments comprised of three asset-based operating segments (dry van truckload, temperature-controlled truckload, and drayage services) and two non-asset-based operating segments (brokerage and intermodal services). Through our asset-based and non-asset-based capabilities we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

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

Note 6.                      Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.  Our self-insurance retention ("SIR") for auto liability ranges from $1.0 million to $3.0 million per occurrence depending on the applicable policy year. For the policy year February 1, 2012 to January 31, 2013, our SIR was $2.0 million with an additional $1.0 million responsibility for additional "aggregate" losses. For the policy period February 1, 2013 to January 31, 2014, our SIR is $3.0 million with no responsibility for "aggregate" losses.  We are also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  We establish reserves to cover these self-insured liabilities and maintain insurance to cover liabilities in excess of those amounts. Our insurance policies provide for excess personal injury and property damage liability up to a total of $55.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.  Based on our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us.

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

Note 7.                      Dividends

On May 16, 2013, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on June 7, 2013, and was paid on June 28, 2013. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At June 30, 2013 and December 31, 2012, we had $13.3 million and $14.1 million, respectively, of assets not yet placed in service included with "buildings and improvements" on the accompanying consolidated balance sheets.

Note 9.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the six months ended June 30, 2013, is as follows:

In Thousands
Goodwill at December 31, 2012	$10,276
Amortization relating to deferred tax assets	(10)
Goodwill at June 30, 2013	$10,266

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. At June 30, 2013, the carrying value of our investment in TRP was $2.2 million.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of June 30, 2013, we have contributed approximately $9.5 million to TRP III, leaving an outstanding commitment of $5.5 million.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of June 30, 2013, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $4.4 million, including gross unrealized losses of approximately $407,000, or $251,000 (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at June 30, 2013 and December 31, 2012, totaled $14.1 million and $18.4 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as “Assets held for sale”.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We file U.S. and state income tax returns with varying statutes of limitations.  The 2009 through 2012 tax years generally remain subject to examination by federal authority, and the 2008 through 2012 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at June 30, 2013 or December 31, 2012.

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

We did not purchase any shares in either of the six months ended June 30, 2013 or 2012, and as of June 30, 2013, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2013 and December 31, 2012.

	Total	Total	Level One		Level Two		Level Three
	Balance at June 30, 2013	Balance at December 31, 2012	Balance at June 30, 2013	Balance at December 31, 2012	Balance at June 30, 2013	Balance at December 31, 2012	Balance at June 30, 2013	Balance at December 31, 2012
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$4,417	$6,369	$4,417	$6,369	-	-	-	-
Restricted cash and investments:
Money market funds	$1,309	$1,231	$1,309	$1,231	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,280	$2,716	-	-	$2,280	$2,716	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 4% to 24%. We had 118 and 126 loans outstanding from independent contractors and third parties as of June 30, 2013 and December 31, 2012, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Notes receivable from independent contractors	$476	$605
Notes receivable from third parties	3,802	4,169
Gross notes receivable	4,278	4,774
Allowance for doubtful notes receivable	(262)	(291)
Total notes receivable, net of allowance	4,016	4,483

Current portion, net of allowance	749	791
Long-term portion	$3,267	$3,692

Note 17.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, (“USW”) a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from USW at June 30, 2013, was approximately $1.7 million, compared to approximately $2.8 million at December 31, 2012. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets. We also provided transportation services to USW through December 31, 2010. Transportation services provided to USW have been paid in full.  USW discontinued operations as of December 31, 2010.  The loan to USW is secured by guaranties of the members of USW.  We are currently working with USW regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of USW. Management believes it will recover the entire outstanding principal balance of the loan.

Note 18.                      Line of Credit

We maintain a revolving line of credit, which permits revolving borrowings and letters of credit. The line of credit agreement with Wells Fargo Bank provides for borrowing up to $150.0 million, with a maturity date of July 2016. The line of credit bears interest either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. Under the line of credit agreement, we have $26.0 million debt outstanding as of June 30, 2013, compared to $80.0 million at December 31, 2012. The weighted average variable annual percentage rate (APR) for amounts borrowed over the six month period ended June 30, 2013, was 0.91%. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets. In connection with our self-insurance program, we also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities. As of June 30, 2013, the line of credit available for future borrowing was $100.0 million. We are obligated to comply with certain financial and other covenants under the line of credit agreement, including maintaining a ratio of consolidated debt to consolidated EBITDA of not greater than 2.0 to 1.0, maintaining positive pre-tax profit for each fiscal quarter, maintaining positive net income after tax for each fiscal year, and maintaining tangible net worth of not less than $325.0 million. We were compliant with our financial ratios and covenants at June 30, 2013 and December 31, 2012.

Note 19.                      Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 "Other Comprehensive Income (ASC 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for fiscal years beginning after December 15, 2012.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and the adoption of this guidance has not had a material impact on our consolidated financial statements.

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

Introduction

Business Overview

We are a provider of a wide range of truckload services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are headquartered in Phoenix, Arizona and use our nationwide network of regional service centers, one of the country's largest company-owned tractor fleets, and access to the fleets of thousands of third-party equipment providers, to provide our customers significant capacity and a wide range of efficient and valuable solutions for their supply chain needs. Our services include dry van, temperature-controlled, dedicated, drayage, intermodal, freight brokerage and other logistics services. Through our multiple service offerings and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Our operations involve a range of investments in capital assets and expected operating margins.  Our asset-based businesses generally include dry van, temperature-controlled, dedicated, and drayage services.  Our non-asset-based services generally include intermodal, freight brokerage and other logistics services.  However, within our asset-based services, the use of independent contractors to provide tractors may lower the capital investment in certain of our dry van, temperature-controlled and drayage services operations.  In addition, drayage operations generally involve less expensive tractors and do not require a large investment in trailers.  We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of drivers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Our operating strategy is to gain truckload market share by leveraging our services, relationships, and service center network, and to improve asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload alternatives for our customers. This operating strategy allows us to take advantage of the large amount of truckload freight transported in regional markets. Our service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to drivers and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers through the capacity provided by our network of third-party truckload carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

The main factors that affect our results are industry-wide economic factors, such as supply and demand, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers (including our rail partners), our ability to hire and develop driving associates, and control costs.

We are committed to providing our customers a wide range of truckload services and continue to invest considerable resources toward developing a range of solutions for truckload customers across multiple service offerings and transportation modes.  Our objective is to provide truckload services that, when combined, are industry leading for margin and growth, while providing efficient and cost effective solutions for our customers.

Outlook

We have created a service center network, a modern fleet, efficient operations, and the capability of providing a wide range of truckload services to customers in North America. We believe our operating strategies are contributing factors to our future revenue and earnings growth.

For the first six months of 2013, the majority of our growth has occurred in our less capital-intensive non-asset based operations such as brokerage and intermodal. We expect our ongoing investment in providing a wide range of solutions for our customers will lead to additional growth opportunities in all of our businesses over time.

For the remainder of 2013, we expect truckload freight demand to improve based on our expectation of a moderately growing economy.  In addition, we expect that the U.S. Department of Transportation Federal Motor Carrier Safety Administration's Compliance Safety Accountability ("CSA") program, new hours-of-service rules, pending electronic on-board recorders mandate, and other regulations could result in a reduction in effective trucking capacity to serve increased freight demand.  In addition, an expanding United States economy could create alternative employment opportunities for drivers we wish to hire. Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.   In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to improve yield and grow market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes. From a cost perspective, we expect recruiting and retaining sufficient numbers of high quality driving associates will continue to be increasingly costly, equipment prices will continue to rise, and higher fuel prices will not be fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, an intense focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on future opportunities.

We will continue to utilize the flexibility of our service center model to react and adapt to market conditions. We will attempt to optimize our model and refine our execution in reaction to, or in anticipation of, truckload market dynamics. We will continue to evaluate acquisitions and other opportunities that we anticipate will create value for our shareholders and further advance our long-term strategy.

Revenue and Expenses

We primarily generate revenue by transporting freight or arranging the transportation of freight for our customers. Generally, we are paid a predetermined rate per mile or per load for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, the number of miles we generate with our equipment, and the freight volumes we successfully ship through our third-party equipment providers. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability.

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

Since our inception, an important element of our operating model has been an extreme focus on our cost per mile or cost per transaction. We intend to continue this focus as we build and grow our business.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended June 30, 2013, in comparison to the same period in 2012 were:

·	Revenue, before fuel surcharge, increased 6.0%, to $200.1 million from $188.8 million;

·	Net income attributable to Knight decreased 1.8%, to $18.9 million from $19.3 million; and

·	Net earnings attributable to Knight per diluted share was $0.24 per share for both periods.

We believe we continued to expand market share with our wide range of truckload services in the face of a challenging operating and economic environment reflected in a sluggish freight market and competitive market for driving associates. Our industry continues to be faced with a shortage of available high quality driving associates. Accordingly, revenue grew modestly, while net income was down and per-tractor asset utilization, measured by miles per tractor, was relatively flat.

Our asset-based businesses continued to operate at a high level of profitability and efficiency, with improving fundamentals, including revenue per tractor.  Our non-asset based businesses, which generate lower margins than our asset-based businesses, continued to produce strong revenue growth along with improved margin, when compared to the same quarter of 2012.  These businesses continue to complement each other and enable us to provide our customers with truckload services that are efficient and valuable to their supply chain needs.

In the second quarter of 2013, despite the sluggish freight environment and more competitive driver market, our average revenue per tractor (excluding fuel surcharges) increased slightly to $40,523 from $40,459.   The increase in revenue per tractor was driven by a 0.2% increase in revenue per total mile.  Revenue per loaded mile increased slightly more, but was largely offset by an increase in our non-paid empty mileage percentage, which grew to 10.8% from 10.1% in the same quarter of 2012.  We realized improvement in revenue per loaded mile, which increased 0.9% and our length of haul decreased slightly by 0.6%.

We averaged 3,963 tractors for the second quarter of 2013, compared to an average of 4,070 tractors a year ago, as we continue to focus on improving our asset productivity; this includes tractors operated by independent contractors that grew from 473 tractors at June 30, 2012 to 476 tractors at June 30, 2013.  Our tractor fleet remains one of the most modern fleets in the industry, with an average age of 2.1 years.

Our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 84.0% for the quarter ended June 30, 2013, compared to 83.0% for the same period a year ago.

Our capital expenditures, net of equipment sales, were $17.8 million for the six months ended June 30, 2013, compared to $56.5 million for the same period a year ago.  At June 30, 2013, our cash and cash equivalents totaled $0.7 million and our shareholders' equity was $517.4 million, compared to $5.7 million and $490.2 million, respectively, at December 31, 2012.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended June 30,		(A) (Fuel surcharge included in revenue) Six Months Ended June 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	23.2	25.0	28.4	31.3	23.8	26.3	29.4	32.9
Fuel	21.6	24.0	4.0	4.9	22.6	25.0	4.6	6.2
Operations and maintenance	6.5	6.4	8.0	8.0	6.6	6.3	8.2	7.9
Insurance and claims	3.0	3.5	3.6	4.4	3.0	3.5	3.7	4.4
Operating taxes and licenses	1.6	1.7	2.0	2.1	1.6	1.8	2.0	2.2
Communications	0.5	0.5	0.6	0.7	0.5	0.6	0.6	0.7
Depreciation and amortization	8.6	8.8	10.5	11.0	8.9	9.1	10.9	11.3
Purchased transportation	20.4	15.3	24.9	19.1	19.3	14.9	23.8	18.6
Miscellaneous operating expenses	1.6	1.2	2.0	1.5	1.7	1.1	2.1	1.5
Total operating expenses	87.0	86.4	84.0	83.0	88.0	88.6	85.3	85.7
Income from operations	13.0	13.6	16.0	17.0	12.0	11.4	14.7	14.3
Interest income	0.0	0.0	0.0	0.1	0.0	0.0	0.1	0.1
Interest expense	0.0	0.0	0.0	(0.1)	(0.1)	0.0	0.0	(0.1)
Other income (expense)	(0.1)	0.1	(0.1)	0.1	0.0	0.1	0.0	0.1
Income before income taxes	12.9	13.7	15.9	17.1	11.9	11.5	14.8	14.4
Income taxes	5.1	5.5	6.3	6.8	4.8	4.9	5.9	6.1
Net Income	7.8	8.2	9.6	10.3	7.1	6.6	8.9	8.3
Net income attributable to noncontrolling interest	(0.1)	0.0	(0.1)	(0.1)	0.0	0.1	(0.1)	(0.1)
Net Income attributable to Knight Transportation	7.7%	8.2%	9.5%	10.2%	7.1%	6.5%	8.8%	8.2%

(There are minor rounding differences in the above table)

A discussion of our results of operations for the six months and three months ended June 30, 2013 and June 30, 2012, is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2013 to Six Months and Three Months Ended June 30, 2012.

Total revenue for the six months ended June 30, 2013, increased 5.3% to $480.2 million from $455.8 million for the same period in 2012. Total revenue included $90.5 million of fuel surcharge revenue in the 2013 period compared to $91.4 million in the 2012 period. Total revenue for the quarter ended June 30, 2013, increased 3.6% to $244.8 million from $236.3 million for the same period in 2012. Total revenue for the quarter included $44.7 million of fuel surcharge revenue in the 2013 period compared to $47.4 million in the 2012 period.

Revenue, before fuel surcharge, increased 6.9% to $389.7 million for the six months ended June 30, 2013, from $364.4 million for the same period of 2012.  Revenue, before fuel surcharge, increased 6.0% to $200.1 million for the quarter ended June 30, 2013, from $188.8 million for the same period in 2012.

In the second quarter of 2013, we experienced 64.2% revenue growth in our non-asset based service operations, which now make up approximately 20.0% of our revenue, before fuel surcharge, compared to the same period in 2012, and we improved the operating ratio in these businesses. Revenue in our asset-based operations decreased 2.5% during this quarter, reflecting the sluggish freight environment and more competitive driver market.  We increased our average revenue per total mile 0.2%; operated 2.6% less average tractors, while our non-paid empty mile percentage increased by 6.9% in the 2013 quarter versus the 2012 quarter.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 29.4% for the six months ended June 30, 2013, compared to 32.9% for the same period in 2012, and decreased to 28.4% from 31.3% for the three months ended June 30, 2013, compared to the same period in 2012. The decrease in the six-month period as a percentage of revenue is due to the $4.0 million pre-tax, non-cash stock compensation charge recorded in the first quarter of 2012 related to the acceleration of certain stock options issued prior to 2009. Excluding this charge, salaries, wages and benefits expense for the six-month period of 2012 was 31.8%, expressed as a percentage of revenue, before fuel surcharge. Also, the decreases above resulted due to the significant increase in revenue generated from our non-asset based operations and independent contractors, the expenses of which are reflected in purchased transportation. Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income. We believe that the driver market remains challenging and the implementation of the CSA program has further reduced the pool of available drivers.  Having a sufficient number of qualified driving associates continues to be a major concern.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 4.6% for the six months ended June 30, 2013, from 6.2% for the same period in 2012 and decreased to 4.0% for the three months ended June 30, 2013, from 4.9% for the same period in 2012.  In the six-month and three-month periods ended June 30, 2013, compared to the same periods in 2012, the decrease as a percentage of revenue before fuel surcharge is primarily due to a combination of  the revenue growth in our non-asset-based businesses, where no fuel expense is incurred, lower fuel costs per gallon, and improved effectiveness of our fuel efficiency initiatives. We have made improvements to reduce idle time, improve fuel purchasing costs, enhance equipment operations through training, and significantly improve aerodynamics and engine efficiency.  We continue to update our fleet with more fuel-efficient 2010 U.S. EPA emission engines.  The National Average Diesel Fuel price decreased 0.2% and 1.3% in the six months, and three months ended June 30, 2013, respectively, when compared to the same periods a year ago.  Our fuel surcharge program helps to offset increases in fuel prices when they occur, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased 3.8% for the six months ended June 30, 2013, to 8.2% compared to 7.9% in the same period a year ago, and remained consistent for the three months ended June 30, 2013, at 8.0%. Operations and maintenance consists of direct operating expenses, maintenance, and tire expenses. The increase in the six- month period, year over year, is primarily due to increases in tire prices and higher freight unloading costs.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased for the six months ended June 30, 2013, to 3.7% compared to 4.4% for the same period a year ago. For the quarter ended June 30, 2013, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.6% compared to 4.4% for the same period a year ago. We experienced increased revenue and lower estimated claims costs in the periods of 2013 compared to the same periods in 2012.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.0% in both the three-month and six-month periods ended June 30, 2013, compared to 2.2% and 2.1% in the same periods in 2012, due to the increase in revenue.

Communications expense as a percentage of revenue, before fuel surcharge, decreased slightly to 0.6% for the six-month period and three-month period ended June 30, 2013, from 0.7% for the same periods of 2012, due to the increase in revenue with limited investment in additional communication equipment.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 10.9% and 10.5% for the six months and three months ended June 30, 2013, respectively, compared to 11.3% and 11.0% for the same periods in 2012, respectively. The decrease is due to higher revenue generated in our non-asset based businesses. Absent offsetting improvements in revenue per tractor or continued growth in our non-asset based businesses and independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to increase.

Purchased transportation is comprised of amounts paid to independent contractors for our dry van, temperature-controlled, and drayage operations, as well as contracted carriers for our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 23.8% for the six months ended June 30, 2013, from 18.6% for the same period in 2012, while for the three months ended June 30, 2013, it increased to 24.9% from 19.1% for the same period in 2012. The increase in this category in both the six-month and three-month periods is due to the combination of increased contractor and third-party carrier expense and increased sourcing expense, compared to the same periods in 2012. An increase in demand for our brokerage and intermodal services resulting from growing our carrier base and developing customer relationships has significantly increased our brokerage and intermodal revenue, and as a result increased our purchased transportation expense.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.1% and 2.0% for the six months and three months ended June 30, 2013, respectively, from 1.5% in both of the same periods in 2012. These increases are primarily due to a decrease in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment decreased to $3.0 million in the six months ended June 30, 2013, compared to $4.8 million for the same period a year ago, and to $1.6 million for the three months ended June 30, 2013, compared to $2.2 million for the same period in 2012.

As a result of the above factors, our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 85.3% for the six months ended June 30, 2013, compared to 85.7%, or 84.7% excluding the first quarter of 2012 $4.0 million non-cash stock compensation charge, for the six months ended June 30, 2012.  For the quarter ended June 30, 2013, our operating ratio was 84.0% compared to 83.0% for the same quarter in 2012.

Interest income as a percentage of revenue, before fuel surcharge, remained at less than 0.1% for the six months and three months ended June 30, 2013, compared to the same periods in 2012, as we decreased our short-term investments and increased our investment in revenue equipment, office equipment, and land and leasehold improvements.  We incurred approximately $219,000 in interest expense in the six months ended June 30, 2013, and approximately $77,000 in the three months ended June 30, 2013, as a result of borrowings on our line of credit. Our other income decreased in the 2013 periods compared to the 2012 periods as a result of the investment activity incurred from assets included in "Other long-term assets and restricted cash" on the accompanying consolidated balance sheets.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rate has decreased to 40.0% for the six months ended June 30, 2013, compared to 42.6% for the same period a year ago. The decreased effective tax rate is attributed to the majority of the $4.0 million pre-tax stock compensation charge being disallowed as a tax deduction. We expect our effective tax rate to return to historical levels in future periods.

As a result of the preceding changes, our net income attributable to Knight Transportation, as a percentage of revenue before fuel surcharge, increased to 8.8% for the six months ended June 30, 2013, compared to 8.2% for the same period in 2012. For the quarter ended June 30, 2013, net income attributable to Knight Transportation, as a percentage of revenue before fuel surcharge, decreased to 9.5% compared to 10.2% for the same quarter in 2012.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $72.3 million for the six months ended June 30, 2013, compared to $62.4 million provided during the same period in 2012.  We also used $29.6 million to pay income taxes in the six months ended June 30, 2013, compared to $16.4 million for the same period in 2012.

Net cash used in investing activities was $15.1 million for the six months ended June 30, 2013, compared to $57.4 million for the same period in 2012. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, decreased to $17.8 million for the six months ended June 30, 2013, compared to $56.5 million for the same period in 2012.

Net cash used in financing activities was $62.1 million for the six months ended June 30, 2013, compared to $11.7 million for the same period in 2012.  Cash payments towards line of credit borrowings was $54.0 million for the six months ended June 30, 2013, compared to $5.0 million in the same period of 2012. Proceeds from exercises of stock options were $2.0 million in the six months ended June 30, 2013, compared to $3.2 million in the same period of 2012, and we paid $9.8 million for dividends compared to $9.7 million for the same period in 2012. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $150.0 million. At June 30, 2013, the outstanding debt balance under our line of credit was $26.0 million, compared to $80.0 million at December 31, 2012, which is classified as a long-term liability on the "Long-term debt" line in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $24.0 million at both June 30, 2013 and December 31, 2012. Combining the amounts borrowed and letters of credit issued at June 30, 2013, we had $100.0 million available for future borrowing under our line of credit, and $46.0 million at December 31, 2012. We are obligated to comply with certain financial covenants under our line of credit agreement, and we were compliant at June 30, 2013, and at December 31, 2012.

Over the last twelve-month period, we have returned $59.3 million to our shareholders in the form of quarterly dividends. Our cash balance at June 30, 2013, was $0.7 million and we ended the second quarter with $517.4 million of shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  We did not have any tractors or trailers held under operating leases as of June 30, 2013 or December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first six months of 2013, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $90,000 on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of June 30, 2013, and December 31, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first six months of 2013. See Note 13 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

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

KNIGHT TRANSPORTATION, INC.

Date: August 6, 2013	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: August 6, 2013	By:	/s/ Adam W. Miller
Adam Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant