Form 10-Q
period 2013-09-30
KNIGHT TRANSPORTATION INC
filed 2013-11-12
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32396

KNIGHT TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Arizona	86-0649974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20002 North 19th Avenue Phoenix, Arizona 85027 (Address of Principal Executive Offices) (Zip Code)

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
 ☐ Yes           ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 23, 2013, was 80,082,626 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets as of September 30, 2013 and December 31, 2012 (in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,281	$5,684
Trade receivables, net of allowance for doubtful accounts	117,306	102,553
Notes receivable, net of allowance for doubtful accounts	714	791
Related party notes and interest receivable	1,497	2,814
Prepaid expenses	16,245	17,035
Assets held for sale	14,520	18,362
Other current assets	11,496	12,449
Inco Income tax receivable	1,343	-
Current deferred tax assets	3,161	3,409
Total current assets	171,563	163,097

Property and Equipment:
Revenue equipment	683,958	681,864
Land and land improvements	41,023	38,979
Buildings and improvements	114,042	100,158
Furniture and fixtures	17,315	15,953
Shop and service equipment	9,099	9,065
Leasehold improvements	3,207	2,989
Gross property and equipment	868,644	849,008
Less: accumulated depreciation and amortization	(281,652)	(264,944)
Property and equipment, net	586,992	584,064
Notes receivable, net of current portion	3,812	3,692
Goodwill	10,262	10,276
Other long-term assets and restricted cash	32,499	21,383
Total assets	$805,128	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) as of September 30, 2013 and December 31, 2012 (in thousands, except par values)

	September 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,201	$11,281
Accrued payroll and purchased transportation	15,011	10,489
Accrued liabilities	17,998	16,020
Claims accrual – current portion	15,135	15,892
Dividend payable – current portion	158	141
Total current liabilities	69,503	53,823

Long-term Liabilities:
Claims accrual – long-term portion	9,320	10,340
Long-term dividend payable and other liabilities	2,388	2,638
Deferred tax liabilities	140,195	144,871
Long-term debt	52,000	80,000
Total long-term liabilities	203,903	237,849

Total liabilities	273,406	291,672

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,080 and 79,760 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	801	798
Additional paid-in capital	147,767	142,837
Accumulated other comprehensive income (loss)	1,613	(302)
Retained earnings	380,868	346,899
Total Knight Transportation shareholders' equity	531,049	490,232
Noncontrolling interest	673	608
Total shareholders’ equity	531,722	490,840

Total liabilities and shareholders' equity	$805,128	$782,512

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Revenue, before fuel surcharge	$195,847	$192,550	$585,551	$556,987
Fuel surcharge	43,491	45,383	133,970	136,746
Total revenue	239,338	237,933	719,521	693,733
OPERATING EXPENSES:
Salaries, wages and benefits	60,097	58,175	174,558	178,220
Fuel	54,338	59,474	162,770	173,398
Operations and maintenance	17,088	16,107	48,916	44,921
Insurance and claims	7,190	7,783	21,640	23,709
Operating taxes and licenses	3,752	3,929	11,645	12,004
Communications	1,244	1,206	3,616	3,873
Depreciation and amortization	21,981	21,825	64,578	63,130
Purchased transportation	45,603	39,090	138,278	107,014
Miscellaneous operating expenses	3,771	2,577	11,777	7,761
Total operating expenses	215,064	210,166	637,778	614,030

Income from operations	24,274	27,767	81,743	79,703

Interest income	89	96	294	317
Interest expense	(91)	(115)	(310)	(357)
Other income	971	36	1,024	430
Income before income taxes	25,243	27,784	82,751	80,093

Income taxes	10,090	11,114	33,100	33,394
Net income	15,153	16,670	49,651	46,699

Net income attributable to noncontrolling interest	(94)	(86)	(470)	(281)
Net income attributable to Knight Transportation	$15,059	$16,584	$49,181	$46,418

Basic Earnings Per Share	$0.19	$0.21	$0.62	$0.58
Diluted Earnings Per Share	$0.19	$0.21	$0.61	$0.58

Weighted Average Shares Outstanding - Basic	80,048	79,726	79,948	79,648
Weighted Average Shares Outstanding – Diluted	80,395	79,970	80,250	80,015

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to Knight Transportation	$15,059	$16,584	$49,181	$46,418
Other comprehensive income, net of tax:
Unrealized gain from available-for-sale securities	1,864	121	1,915	171
Comprehensive income	$16,923	$16,705	$51,096	$46,589

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)
	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:

Net income	$49,651	$46,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,578	63,130
Gain on sale of equipment	(4,992)	(6,892)
Gain from sale of available for sale securities	(902)	(61)
(Gain) loss from investment in Transportation Resource Partners III, LP	(130)	59
Compensation expense for issuance of common stock to certain members of board of directors	168	149
Provision for doubtful accounts and notes receivable	723	566
Excess tax benefits related to stock-based compensation	-	(81)
Stock-based compensation expense	1,962	5,808
Deferred income taxes	(5,611)	(3,131)
Changes in operating assets and liabilities:
Trade receivables	(15,395)	(6,442)
Other current assets	953	(3,204)
Prepaid expenses	790	(9,539)
Income tax receivable	(1,343)	3,821
Other long-term assets	(852)	79
Accounts payable	7,338	5,578
Accrued liabilities and claims accrual	3,777	10,139

Net cash provided by operating activities	100,715	106,678

Cash Flows From Investing Activities:
Purchases of property and equipment	(96,295)	(116,162)
Proceeds from sale of equipment/assets held for sale	39,144	30,260
Proceeds from notes receivable	1,944	1,380
Payments for notes receivable	(511)	(33)
Proceeds from related party notes receivable	822	54
Decrease (increase) in restricted cash	339	(65)
Proceeds from sale of available-for-sale securities	6,056	113
Purchase of available-for-sale securities	(9,559)	-
Investment in Transportation Resources Partnership III, LP	(2,969)	(2,077)
Return of investment in Transportation Resources Partnership III, LP	12	-

Net cash used in investing activities	(61,017)	(86,530)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)
	Nine Months Ended September 30,
	2013	2012
Cash Flows From Financing Activities:
Dividends paid	$(14,625)	$(14,473)
Proceeds from line of credit borrowings	32,000	-
Payments on line of credit borrowings	(60,000)	(10,000)
Excess tax benefits related to stock-based compensation	-	81
Cash distribution to noncontrolling interest holder	(405)	(430)
Proceeds from exercise of stock options	2,929	3,321

Net cash used in financing activities	(40,101)	(21,501)

Net decrease in Cash and Cash Equivalents	(403)	(1,353)
Cash and Cash Equivalents, beginning of period	5,684	9,584

Cash and Cash Equivalents, end of period	$5,281	$8,231

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$4,786	$8,496
Transfer from property and equipment to assets held for sale	$28,458	$25,080
Transfer from related party notes receivable to notes receivable	$403	$-
Financing provided to independent contractors for equipment sold	$1,185	$884
Dividend accrued for restricted stock units	$134	$203
Cash flow information:
Income taxes paid	$42,862	$30,007
Interest expense paid	$296	$360

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

Note 2.                      Stock-Based Compensation

On May 17, 2012, our shareholders approved the 2012 Equity Compensation Plan, effective May 18, 2012. This replaces the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months, and nine months ended September 30, 2013, and 2012, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012
Stock compensation expense for options, net of forfeitures	$115	$13	$246	$4,103
Stock compensation expense for restricted stock units, net of forfeitures	614	489	1,716	1,705
Combined stock compensation expense	$729	$502	$1,962	$5,808

In the first quarter of 2012, the compensation committee of the board of directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in that quarter.

We received approximately $0.9 million and $2.9 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2013, compared to $0.1 million and $3.3 million for the same periods in 2012.

As of September 30, 2013, we have approximately $1.3 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.3 years and a total period of 4.2 years.  We also have approximately

$16.0 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.6 years and a total period of 9.3 years.

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

A total of 429,800 stock options were granted during the first nine months of 2013 and no options were granted during the first nine months of 2012. A summary of the option award activity under our equity compensation plan as of September 30, 2013, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2012	3,424,806	$15.99
Granted	429,800	15.62
Exercised	(232,068)	12.62
Forfeited	(103,723)	16.77
Outstanding as of September 30, 2013	3,518,815	$16.15

A total of 163,111 and 52,000 restricted stock unit awards were granted during the first nine months of 2013 and 2012, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of September 30, 2013, and changes during the nine-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2012	1,210,532	$16.04
Granted	163,111	15.71
Vested	(120,115)	16.09
Forfeited	(48,160)	15.75
Unvested as of September 30, 2013	1,205,368	$16.00

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2013 and 2012, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Weighted average common shares outstanding – basic	80,048	79,726	79,948	79,648
Dilutive effect of stock options and unvested restricted stock units	347	244	302	367
Weighted average common shares outstanding – diluted	80,395	79,970	80,250	80,015

Net income attributable to Knight Transportation	$15,059	$16,584	$49,181	$46,418

Basic Earnings Per Share	$0.19	$0.21	$0.62	$0.58
Diluted Earnings per Share	$0.19	$0.21	$0.61	$0.58

Certain shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of anti-dilutive shares	1,811,212	2,916,442	1,669,552	1,925,019

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

Note 6.                      Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters, as well as certain class action litigation in which plaintiffs allege failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.

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

Based on claims resolved this quarter, and our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on us.

Note 7.                      Dividends

On August 8, 2013, we declared a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on September 6, 2013, and was paid on September 25, 2013. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At September 30, 2013 and December 31, 2012, we had $17.9 million and $14.1 million, respectively, of assets not yet placed in service included with “buildings and improvements” on the accompanying consolidated balance sheets.

Note 9.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, is as follows:

In Thousands
Goodwill at December 31, 2012	$10,276
Amortization relating to deferred tax assets	(14)
Goodwill at September 30, 2013	$10,262

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners (“TRP”), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. At September 30, 2013, the carrying value of our investment in TRP was $2.2 million.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on similar investment opportunities as TRP. As of September 30, 2013, we have contributed approximately $10.5 million to TRP III, leaving an outstanding commitment of $4.5 million.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. As of September 30, 2013, our available-for-sale equity investment included in "Other long-term assets and restricted cash" was approximately $13.9 million, including gross unrealized gains of approximately $2.6 million, or $1.6 million (net of tax).

During the quarter ended September 30, 2013, we made public statements regarding our intent to acquire all of the outstanding shares of common stock of USA Truck, Inc. ("USA Truck") and that our discussions with USA Truck regarding a combination of us and USA Truck have been unsuccessful to date. To help achieve our stated objective, we have made purchases of USA Truck common stock in the open market and in private transactions. Our investment in USA Truck common stock is classified as available-for-sale securities and totaled $11.2 million as of September 30, 2013.

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at September 30, 2013 and December 31, 2012, totaled $14.5 million and $18.4 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as “Assets held for sale”.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file U.S. and state income tax returns with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal authority, and the 2008 through 2012 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at September 30, 2013 or December 31, 2012.

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

We did not purchase any shares in either of the nine months ended September 30, 2013 or 2012, and as of September 30, 2013, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2013 and December 31, 2012.

	Total	Total	Level One		Level Two		Level Three
	Balance at September 30, 2013	Balance at December 31, 2012	Balance at September 30, 2013	Balance at December 31, 2012	Balance at September 30, 2013	Balance at December 31, 2012	Balance at September 30, 2013	Balance at December 31, 2012
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$13,870	$6,369	$13,870	$6,369	-	-	-	-
Restricted cash and investments:
Money market funds	$1,363	$1,231	$1,363	$1,231	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,246	$2,716	-	-	$2,246	$2,716	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 24%. We had 112 and 126 loans outstanding from independent contractors and third parties as of September 30, 2013 and December 31, 2012, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Notes receivable from independent contractors	$462	$605
Notes receivable from third parties	4,373	4,169
Gross notes receivable	4,835	4,774
Allowance for doubtful notes receivable	(309)	(291)
Total notes receivable, net of allowance	4,526	4,483

Current portion, net of allowance	714	791
Long-term portion	$3,812	$3,692

Note 17.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, (“USW”) a company that transacts business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from USW at September 30, 2013, was approximately $1.5 million, compared to approximately $2.8 million at December 31, 2012. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets. We also provided transportation services to USW through December 31, 2010. Transportation services provided to USW have been paid in full.  USW discontinued operations as of December 31, 2010.  The loan to USW is secured by guaranties of the members of USW.  We are currently working with USW regarding the repayment of the outstanding balance of the loan and have received a court judgment protecting our rights in the assets of USW. Management believes it will recover the entire outstanding principal balance of the loan.

Note 18.                      Line of Credit

We have maintained a revolving line of credit with Wells Fargo Bank, which permitted revolving borrowings and letters of credit up to $150.0 million, with a maturity date of July 2016, bearing interest at either the prime rate, or LIBOR plus 0.625%, determined by us at the time of borrowing. On October 21, 2013, we increased this limit to $300.0 million from $150.0 million, and going forward it will bear interest at either the prime rate, or LIBOR plus 0.750%, determined by us at the time of borrowing, and have a maturity date of October 21, 2016. We had $52.0 million of debt outstanding under the line of credit as of September 30, 2013, compared to $80.0 million at December 31, 2012. The weighted average variable annual percentage rate (APR) for amounts borrowed over the nine-month period ended September 30, 2013, was 0.94%. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets. In connection with our self-insurance program, we also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities. Considering the increase in the line of credit limit noted above, we now have $224.0 million available for future borrowings. We are obligated to comply with certain financial and other covenants under the line of credit agreement and, except as described below, we were in compliance at September 30, 2013 and December 31, 2012. At September 30, 2013, the aggregate amount of our assets classified as investments, loans or advances by our line of credit agreement exceeded the limit of $30.0 million. On October 10, 2013, our lender issued a letter waiving its rights with respect to any default resulting from our non-compliance with this covenant. Also, on October 21, 2013, this aggregate limit was increased from $30.0 million to $50.0 million.

Note 19.                      Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 "Other Comprehensive Income (ASC 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance was effective for fiscal years beginning after December 15, 2012.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and the adoption of this guidance has not had a material impact on our consolidated financial statements.

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

Introduction

Business Overview

We are a provider of a wide range of truckload services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are headquartered in Phoenix, Arizona, and use our nationwide network of regional service centers, one of the country's largest company-owned tractor fleets, and access to the fleets of thousands of third-party equipment providers, to provide our customers significant capacity and a wide range of efficient and valuable solutions for their supply chain needs. Our services include dry van, temperature-controlled, dedicated, drayage, intermodal, freight brokerage and other logistics services. Through our multiple service offerings and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Our operations involve a range of investments in capital assets and expected operating margins.  Our asset-based businesses generally include dry van, temperature-controlled, dedicated, and drayage services.  Our non-asset-based services generally include intermodal, freight brokerage and other logistics services.  However, within our asset-based services, the use of independent contractors to provide tractors lowers the capital investment in certain instances in our dry van, temperature-controlled and drayage services operations.  In addition, drayage operations generally involve less expensive tractors and do not require a large investment in trailers.  We evaluate the growth opportunities for each of our businesses based on customer demand and supply chain trends, availability of driving associates, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Our operating strategy is to gain truckload market share by leveraging our services, relationships, and service center network, and to improve asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost. To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions, and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload alternatives for our customers. This operating strategy allows us to take advantage of the large amount of truckload freight transported in regional markets. Our service centers enable us to better serve our customers and work more closely with our driving associates. We operate a modern fleet to appeal to driving associates and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies. We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue. Our operating strategy for our non-asset-based activities is to match quality capacity with the shipping needs of our customers through the capacity provided by our network of third-party truckload carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

The main factors that affect our results are industry-wide economic factors, such as supply and demand, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), the freight volumes brokered to third-party equipment providers (including our rail partners), our ability to hire, develop, and retain qualified driving associates, and our ability to control costs.

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

For the first nine months of 2013, the majority of our growth has occurred in our less capital-intensive non-asset based operations such as brokerage and intermodal. We expect our ongoing investment in providing a wide range of solutions for our customers will lead to additional growth opportunities in all of our businesses over time.

Although we experienced reduced truckload freight demand during the third quarter of 2013, we expect truckload freight demand to improve slightly for the remainder of 2013 based on our expectation of moderate economic growth.  In addition, we expect that the U.S. Department of Transportation Federal Motor Carrier Safety Administration's Compliance Safety Accountability ("CSA") program, new industry-wide hours-of-service rules that went into effect July 1, 2013, the pending electronic logging devices mandate, and other regulations could result in a reduction in effective trucking capacity to serve increased freight demand.  In addition, an expanding United States economy could create alternative employment opportunities for driving associates we wish to hire. Reduced hours of operation resulting from the new hours-of-service rules and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain driving associates, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to improve yield and grow market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.  From a cost perspective, we expect recruiting and retaining sufficient numbers of high quality driving associates will continue to be increasingly costly, equipment prices will continue to rise, and higher fuel prices will not be fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, the modern fleet, the comprehensive truckload services, the management team, the technology, the focus on cost control, and the capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

The most significant expenses in our business are primarily variable and include fuel, driver-related expenses (such as wages, benefits, training, and recruitment), and independent contractor and third-party carrier costs (which are recorded on the "Purchased transportation" line of our consolidated statements of income). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and depreciation of long-term assets, such as revenue equipment and service centers, and the compensation of non-driver personnel. Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio, excluding the impact of fuel surcharge revenue. (This is represented by operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge).

Since our inception, an important element of our operating model has been an extreme focus on our cost per mile or cost per transaction. We intend to continue this focus as we build and grow our business.

Recent Results of Operations and Quarter-End Financial Condition

Our results of operations for the quarter ended September 30, 2013, in comparison to the same period in 2012 were:

●	Revenue, before fuel surcharge, increased 1.7%, to $195.9 million from $192.6 million;

●	Net income attributable to Knight decreased 9.2%, to $15.1 million from $16.6 million; and

●	Net earnings attributable to Knight per diluted share decreased to $0.19 per share from $0.21 per share.

We believe we continued to expand market share with our wide range of truckload services in the face of a difficult operating and economic environment reflected in a sluggish freight market and competitive market for driving associates.  Our industry continues to be faced with a shortage of available high quality driving associates and we expect this trend to continue. Accordingly, revenue grew modestly, while net income was down and per-tractor asset utilization, measured by miles per tractor, was also down slightly.

We continued to grow our consolidated revenue despite facing a difficult operating and economic environment and operating 3.6% fewer tractors than in the third quarter of 2012. We continue to see growth in our non-asset service offerings, which increased 29.3%, and we expect our non-asset revenue growth to continue.  Our revenue per tractor improved by 1.0%, as a result of a 1.5% improvement in revenue per total mile and a 0.5% decrease in miles per tractor.  Our improvement in revenue per total mile was not enough to keep pace with increased costs associated with recruiting and retaining qualified driver associates, increased maintenance costs, rising equipment prices, and lower miles per tractor. Accordingly, our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 87.6% for the quarter ended September 30, 2013, compared to 85.6% for the same period a year ago.

Our asset-based businesses continued to operate at a high level of profitability and efficiency, while our non-asset based businesses produced strong revenue growth. Our multiple service offerings continue to complement one another and enable us to provide solutions to the dynamic supply chain needs of our customers.

In the third quarter of 2013, despite sluggish freight demand and a more competitive driver market, our average revenue per tractor (excluding fuel surcharges) increased to $40,199 from $39,811.  Our non-paid empty mileage percentage decreased slightly to 10.6% from 10.7% in the same quarter of 2012. We realized improvement in revenue per loaded mile, which increased 1.4% and our length of haul decreased slightly by 0.8%.

We utilized an average of 4,007 tractors for the third quarter of 2013, compared to an average of 4,158 tractors a year ago, as we continue to focus on improving our asset productivity. This total includes 471 tractors operated by independent contractors at September 30, 2013, which decreased from 503 tractors at September 30, 2012.  Our tractor fleet remains one of the most modern fleets in the industry, with an average age of 2.0 years.

Our capital expenditures, net of equipment sales, were $57.2 million for the nine months ended September 30, 2013, compared to $85.9 million for the same period a year ago.  At September 30, 2013, our cash and cash equivalents totaled $5.3 million and our shareholders' equity was $531.0 million, compared to $5.7 million and $490.2 million, respectively, at December 31, 2012.

Results of Operations

The following table sets forth the percentage relationships of our expense items to total revenue, including fuel surcharge (Column A), and revenue, before fuel surcharge (Column B), for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.  Fuel expense as a percentage of revenue, before fuel surcharge, is calculated using fuel expense, net of fuel surcharge.  We believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.

We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue, before fuel surcharge, more meaningful than absolute dollar changes.

	(A) (Fuel surcharge included in revenue) Three Months Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Three Months Ended September 30,		(A) (Fuel surcharge included in revenue) Nine Months Ended September 30,		(B) (Fuel surcharge excluded from revenue and netted to fuel expense) Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	25.1	24.5	30.7	30.2	24.3	25.7	29.8	32.0
Fuel	22.7	25.0	5.6	7.3	22.6	25.0	4.9	6.6
Operations and maintenance	7.1	6.7	8.7	8.4	6.8	6.5	8.4	8.1
Insurance and claims	3.0	3.3	3.7	4.0	3.0	3.4	3.7	4.3
Operating taxes and licenses	1.6	1.6	1.9	2.0	1.6	1.7	2.0	2.1
Communications	0.5	0.5	0.6	0.7	0.5	0.6	0.6	0.7
Depreciation and amortization	9.2	9.2	11.2	11.3	9.0	9.1	11.0	11.3
Purchased transportation	19.1	16.4	23.3	20.3	19.2	15.4	23.6	19.2
Miscellaneous operating expenses	1.6	1.1	1.9	1.4	1.6	1.1	2.0	1.4
Total operating expenses	89.9	88.3	87.6	85.6	88.6	88.5	86.0	85.7
Income from operations	10.1	11.7	12.4	14.4	11.4	11.5	14.0	14.3
Interest income	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1
Interest expense	0.0	0.0	0.0	(0.1)	0.0	(0.1)	0.0	(0.1)
Other income (expense)	0.4	0.0	0.5	0.0	0.1	0.1	0.2	0.1
Income before income taxes	10.5	11.7	12.9	14.4	11.5	11.5	14.2	14.4
Income taxes	4.2	4.7	5.2	5.8	4.6	4.8	5.7	6.0
Net Income	6.3	7.0	7.7	8.6	6.9	6.7	8.5	8.4
Net income attributable to noncontrolling interest	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)	0.1
Net Income attributable to Knight Transportation	6.3%	7.0%	7.7%	8.6%	6.8%	6.7%	8.4%	8.3%

(There are minor rounding differences in the above table)

A discussion of our results of operations for the nine months and three months ended September 30, 2013 and September 30, 2012, is set forth below.

Comparison of Nine Months and Three Months Ended September 30, 2013 to Nine Months and Three Months Ended September 30, 2012.

Total revenue for the nine months ended September 30, 2013, increased 3.7% to $719.6 million from $693.7 million for the same period in 2012. Total revenue included $134.0 million of fuel surcharge revenue in the 2013 period compared to $136.7 million in the 2012 period. Total revenue for the quarter ended September 30, 2013, increased 0.6% to $239.3 million from $237.9 million for the same period in 2012. Total revenue for the quarter included $43.5 million of fuel surcharge revenue in the 2013 period compared to $45.4 million in the 2012 period.

Revenue, before fuel surcharge, increased 5.1% to $585.6 million for the nine months ended September 30, 2013, from $557.0 million for the same period of 2012.  Revenue, before fuel surcharge, increased 1.7% to $195.8 million for the quarter ended September 30, 2013, from $192.6 million for the same period in 2012.

In the third quarter of 2013, we experienced 29.3% revenue growth in our non-asset based service operations, compared to the same period in 2012, which now make up approximately 17.6% of our revenue, before fuel surcharge. Revenue in our asset-based operations decreased 2.7% during this quarter, reflecting a sluggish freight environment and more competitive driver market. We increased our average revenue per total mile 1.5%, operated 3.6% less average tractors, and improved our non-paid empty mile percentage, which decreased by 0.9% in the 2013 quarter versus the 2012 quarter.

Salaries, wages and benefits expense as a percentage of revenue, before fuel surcharge, decreased to 29.8% for the nine months ended September 30, 2013, compared to 32.0% for the same period in 2012, and increased to 30.7% from 30.2% for the three months ended September 30, 2013, compared to the same period in 2012. The decrease in the nine-month period as a percentage of revenue is due to the $4.0 million pre-tax, non-cash stock compensation charge recorded in the first quarter of 2012 related to the acceleration of certain stock options issued prior to 2009. Excluding this charge, salaries, wages and benefits expense for the nine-month period of 2012 was 31.3%, expressed as a percentage of revenue, before fuel surcharge. Also, the decrease noted above in the nine-month period resulted due to the significant increase in revenue generated from our non-asset based operations and independent contractors, the expenses of which are reflected in purchased transportation. The increase noted above for the three-month period is a result of increased driver payroll expenses, as well as clerical and administrative costs increasing slightly more than revenue increases. Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income. We believe that the driver market will continue to remain competitive for a variety of reasons and recruiting and retaining a sufficient number of qualified driving associates continues to be a major concern. Furthermore, recently implemented changes to the hours-of-service regulations may add additional strain on the market for driving associates as the regulations reduce the amount of hours a driver can work.

Fuel expense, net of fuel surcharge, as a percentage of revenue before fuel surcharge, decreased to 4.9% for the nine months ended September 30, 2013, from 6.6% for the same period in 2012 and decreased to 5.6% for the three months ended September 30, 2013, from 7.3% for the same period in 2012.  In the nine-month and three-month periods ended September 30, 2013, compared to the same periods in 2012, the decrease as a percentage of revenue before fuel surcharge is primarily due to a combination of  the revenue growth in our non-asset-based businesses, where no fuel expense is incurred, lower fuel costs per gallon, and improved effectiveness of our fuel efficiency initiatives. We have made improvements to reduce idle time, improve fuel purchasing costs, enhance equipment operations through training, and significantly improve aerodynamics and engine efficiency. We continue to invest in more fuel-efficient tractors.  The National Average Diesel Fuel price decreased 0.3% and 1.0% in the nine months, and three months ended September 30, 2013, respectively, when compared to the same periods a year ago.  Our fuel surcharge program helps to offset increases in fuel prices when they occur, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense as a percentage of revenue, before fuel surcharge, increased to 8.4% and 8.7% for the nine months and three months ended September 30, 2013, respectively, compared to 8.1% and 8.4% for the same periods a year ago.  Operations and maintenance consists of direct operating expenses

(including driver recruiting), maintenance, and tire expenses. Sourcing and retaining high quality driving associates is critical to success in improving the productivity of our assets. We have made additional investments in our driver development and retention programs.  The increase in both periods, year over year, is primarily due to increases in tire prices, freight unloading costs, and driver recruiting expenses. We have made additional investments in our driver development and training programs, which could increase these expenses going forward, absent continued growth in our non-asset based businesses. If the market for driving associates remains tight, we would expect these expenses to increase.

Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased for the nine months ended September 30, 2013, to 3.7% compared to 4.3% for the same period a year ago. For the quarter ended September 30, 2013, insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.7% compared to 4.0% for the same period a year ago. We experienced increased revenue and lower estimated claims costs in the periods of 2013 compared to the same periods in 2012. Also, improved safety has resulted in fewer significant claims in the 2013 periods compared to the 2012 periods.

Operating taxes and licenses expense as a percentage of revenue, before fuel surcharge, decreased to 2.0% and 1.9% for the nine-month and three-month periods ended September 30, 2013, respectively, compared to 2.1% and 2.0% in the same periods in 2012, due to the increase in revenue.

Communications expense as a percentage of revenue, before fuel surcharge, decreased slightly to 0.6% for the nine-month period ended September 30, 2013, from 0.7% for the same period of 2012, and remained consistent for three-month periods ended September 30, 2013 and 2012.

Depreciation and amortization expense as a percentage of revenue, before fuel surcharge, decreased to 11.0% and 11.2% for the nine months and three months ended September 30, 2013, respectively, compared to 11.3% for both periods in 2012. The decrease in both periods is due to higher revenue generated in our non-asset based businesses where we incur little depreciation and amortization. Absent offsetting improvements in revenue per tractor or continued growth in our non-asset based businesses and independent contractor fleet, our expense in this category may increase going forward if equipment prices continue to rise.

Purchased transportation is comprised of amounts paid to independent contractors for our dry van, temperature-controlled, and drayage operations, as well as contracted carriers for our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. Purchased transportation expense as a percentage of revenue, before fuel surcharge, increased to 23.4% for the nine months ended September 30, 2013, from 19.2% for the same period in 2012, while for the three months ended September 30, 2013, it increased to 23.3% from 20.3% for the same period in 2012. The increase in this category in both the nine-month and three-month periods is due to the combination of increased contractor and third-party carrier expense and increased sourcing expense, compared to the same periods in 2012. An increase in demand for our brokerage and intermodal services resulting from growing our carrier base and developing customer relationships has significantly increased our brokerage and intermodal revenue, and as a result increased our purchased transportation expense.  If we continue to grow our non-asset based businesses we would expect our purchased transportation expense to increase.

Miscellaneous operating expenses as a percentage of revenue, before fuel surcharge, increased to 2.0% and 1.9% for the nine months and three months ended September 30, 2013, respectively, from 1.4% and 1.3% in the same periods in 2012. The increase in the nine-month period is primarily due to a decrease in gains from the sale of used equipment, which are included in miscellaneous operating expenses, as well as increases in legal expenses. Gains from sale of equipment decreased to $5.0 million in the nine months ended September 30, 2013, compared to $6.9 million for the same period a year ago. The increase in the three-month period is primarily due to the decrease in gains from the sale of equipment, and increased legal and bad debt expenses. The main increase in legal expense was associated with a class action settlement, and we expect this expense to return to more normal levels going forward. The gains from sales of equipment was $2.0 million for the three months ended September 30, 2013, compared to $2.1 million for the same period in 2012.

As a result of the above factors, our consolidated operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 86.0% for the nine months ended September 30, 2013, compared to 85.7%, or 85.0% excluding the first quarter of 2012 $4.0 million non-cash stock compensation charge, for the nine months ended September 30, 2012.  For the quarter ended September 30, 2013, our operating ratio was 87.6% compared to 85.6% for the same quarter in 2012.

Interest income as a percentage of revenue, before fuel surcharge, remained at less than 0.1% for the nine months and three months ended September 30, 2013, compared to the same periods in 2012.  We incurred approximately $310,000 in interest expense in the nine months ended September 30, 2013, and approximately $91,000 in the three months ended September 30, 2013, as a result of borrowings under our line of credit. Our other income increased in the 2013 periods compared to the 2012 periods as a result of the investment activity and gains incurred from assets included in "Other long-term assets and restricted cash" on the accompanying consolidated balance sheets.

Income taxes have been provided for at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective income tax rate has decreased to 40.0% for the nine months ended September 30, 2013, compared to 41.7% for the same period a year ago. The decreased effective tax rate is attributed to the majority of the $4.0 million pre-tax stock compensation charge being disallowed as a tax deduction. We expect our effective tax rate to remain at current levels in future periods.

As a result of the preceding changes, our net income attributable to Knight Transportation, as a percentage of revenue before fuel surcharge, increased to 8.4% for the nine months ended September 30, 2013, compared to 8.3% for the same period in 2012. For the quarter ended September 30, 2013, net income attributable to Knight Transportation, as a percentage of revenue before fuel surcharge, decreased to 7.7% compared to 8.6% for the same quarter in 2012.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary source of liquidity has been funds provided by operations.

Net cash provided by operating activities was $100.7 million for the nine months ended September 30, 2013, compared to $106.7 million provided during the same period in 2012.  We used $42.9 million to pay income taxes in the nine months ended September 30, 2013, compared to $30.0 million for the same period in 2012.

Net cash used in investing activities was $61.0 million for the nine months ended September 30, 2013, compared to $86.5 million for the same period in 2012. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, decreased to $57.2 million for the nine months ended September 30, 2013, compared to $85.9 million for the same period in 2012.

Net cash used in financing activities was $40.1 million for the nine months ended September 30, 2013, compared to $21.5 million for the same period in 2012.  Net cash payments towards line of credit borrowings were $28.0 million for the nine months ended September 30, 2013, compared to $10.0 million in the same period of 2012. Proceeds from exercises of stock options were $2.9 million in the nine months ended September 30, 2013, compared to $3.3 million in the same period of 2012, and we paid $14.6 million for dividends compared to $14.5 million for the same period in 2012. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We have maintained a line of credit that permitted revolving borrowings and letters of credit up to an aggregate of $150.0 million. On October 21, 2013 this borrowing limit was increased to $300.0 million from $150.0 million through an amendment and restatement our line of credit. Our LIBOR interest rate option on borrowings increased under the amended and restated line of credit from LIBOR plus 0.625% to LIBOR plus 0.75%. Borrowings and letters of credit extended under the amended and restated line of credit bear interest at either the lender's prime rate or LIBOR plus 0.75%, as determined by us at the time of borrowing. At September 30, 2013, the outstanding debt balance under our line of credit was $52.0 million, compared to $80.0 million at December 31, 2012, which is classified as a long-term liability on the "Long-term debt" line in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs. The issued but unused letters of credit totaled $24.0 million at both September 30, 2013 and December 31, 2012. Considering the increase in the line of credit borrowing limit noted above, we now have $224.0 million available for future borrowings. We are obligated to comply with certain financial and other covenants under the line of credit and, except as described below, we were in compliance at September 30, 2013 and December 31, 2012. At September 30, 2013, the aggregate amount of our assets classified as investments, loans, or advances under our line of credit exceeded the limit of $30.0 million. On October 10, 2013, our lender issued a letter waiving its rights with respect to any default resulting from our non-compliance with this covenant.

Over the last twelve-month period, we have returned $59.3 million to our shareholders in the form of quarterly dividends. Our cash balance at September 30, 2013, was $5.3 million and we ended the third quarter with $531.0 million of shareholders' equity. We believe that we will be able to finance our short-term needs for working capital over the next 12 months and beyond, as well as acquisitions of revenue equipment during such period, with cash, cash flows from operations, and the borrowing available under our existing line of credit. We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  We did not have any tractors or trailers held under operating leases as of September 30, 2013 or December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our asset-based operations, our non-asset-based operations, and revenue on freight transported by independent contractors within our asset-based operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2012 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At September 30, 2013, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.625%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first nine months of 2013, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $436,000 on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel. The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  We believe fuel surcharges are effective at mitigating most, but not all, of the risk of high fuel prices because we do not recover the full amount of fuel price increases. As of September 30, 2013, and December 31, 2012, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for personnel matters, as well as certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.  We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions.

Based on claims resolved this quarter, and our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves and accrued liabilities recorded, is not likely to have a materially adverse effect on us.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first nine months of 2013. See Note 14 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

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

KNIGHT TRANSPORTATION, INC.

Date: November 11, 2013	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: November 11, 2013	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant