Form 10-K
period 2013-12-31
KNIGHT TRANSPORTATION INC
filed 2014-02-28
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32396

KNIGHT TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Arizona	86-0649974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20002 North 19th Avenue, Phoenix, Arizona	85027
(Address of principal executive offices)	(Zip Code)

(602) 269-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 par value New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

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
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion (based upon $16.82 per share closing price on that date as reported by the New York Stock Exchange).  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 26, 2014 was 80,642,850.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on May 15, 2014 have been incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.                      Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below.  Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

References in this Annual Report to “we,” “us,” “our,” “Knight,” or the “Company” or similar terms refer to Knight Transportation, Inc. and its consolidated subsidiaries.

General

We are a provider of multiple full truckload transportation and logistics services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are one of North America's largest truckload transportation providers.  We provide significant capacity and a broad range of truckload and logistics services through our nationwide network of service centers, one of the country's largest truckload tractor fleets, and our contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services and solutions for customers.  Through our multiple service offerings, capabilities, and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for our diversified customer base throughout the contiguous United States and parts of Canada and Mexico using state-of-the-art equipment, information technology, and qualified driving associates and non-driver employees.  We are committed to providing our customers with a wide range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes.  Our overall objective is to provide truckload and logistics services that, when combined, lead the industry for margin and growth while providing efficient and cost-effective solutions for our customers.

We have two reportable segments, Asset-Based and Non-Asset-Based.  Financial information regarding these two segments is provided in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.  Prior to the fourth quarter of 2013, we aggregated our Asset-Based and Non-Asset-Based segments in accordance with relevant accounting standards.  We recently reevaluated our segment reporting because of evolving events and changes to our business and determined that separate segment reporting of our Asset-Based business and Non-Asset-Based business is appropriate.  Information contained in this Annual Report relating to prior periods has been updated to reflect our two segments.

Our Asset-Based segment is comprised of three operating units:  (i) dry van truckload (“Dry Van”), (ii) temperature-controlled truckload (“Refrigerated”), and (iii) drayage services (“Drayage”).  We were founded as a provider of dry van truckload services, and in 2004, we took the first step towards our strategy of providing customers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC, which provides our Refrigerated services.  In 2008, we further enhanced our services by creating Knight Port Services, LLC, which provides drayage services between ocean ports, rail ramps, and shipping docks.  We operate our large modern company-owned tractor fleet and use independent contractors to provide various Asset-Based solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services.

Our Non-Asset-Based segment consists of two primary operating units:  (i) freight brokerage services (“Brokerage”) and (ii) rail intermodal (“Intermodal”). We also provide logistics, freight management and other non-trucking services to our customers through our Non-Asset-Based business.  In 2005, we established Knight Brokerage, LLC, which develops contractual relationships with thousands of third-party capacity providers who provide their equipment and services to transport customer freight.  In 2010, we advanced our objective to grow services with the addition of our Intermodal services offered through our Knight Intermodal operation.  Our Non-Asset-Based offerings meet our customers’ transportation needs by providing a diverse range of shipping alternatives from our network of third-party capacity providers and our rail partners.  Brokerage had transportation services contracts with approximately 14,800 carriers as of December 31, 2013.  We believe that the diversified customer offerings of our Asset-Based and Non-Asset-Based segments strategically position us for growth with existing and new truckload and logistics customers.

Our headquarters and Service Center support is located in Phoenix, Arizona.

Operations

Our Asset-Based operating strategy is to gain truckload market share by leveraging our services, relationships, and service center network, and to improve asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload alternatives for our customers.  This operating strategy allows us to take advantage of the large amount of truckload freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a modern fleet to appeal to drivers and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies.  We employ technology in both our Asset-Based and Non-Asset-Based segments in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.  Our Non-Asset-Based operating strategy is to match quality capacity with the shipping needs of our customers through the capacity provided by our network of third-party carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our overall operating strategy includes the following important elements:

Regional Service Centers.  We believe that regional operations offer several advantages, including:

•	Obtaining greater freight volumes;
•	Achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles;
•	Enhancing safety and driver development and retention;
•	Enhancing our ability to provide a high level of service and consistent capacity to our customers;
•	Enhancing accountability for performance and growth; and
•	Furthering our Asset-Based and Non-Asset-Based capabilities to provide various shipment solutions to our customers and to contract with more third-party capacity providers.

We operate primarily in the United States with minor operations in Canada and Mexico.  Substantially all of our revenue is generated from within the United States.  All of our tractors are domiciled in the United States, and for the past three years, we estimate that less than one percent of our revenue has been generated in Canada and Mexico.  We do not separately track domestic and foreign revenue from customers, and providing such information would not be meaningful.  All of our long-lived assets are, and have been for the last three fiscal years, located within the United States.

Operating Efficiencies.  We were founded on a philosophy of maintaining operating efficiencies and controlling costs.  We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain drivers.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs.  We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.  We continue to update our fleet with more fuel-efficient post-2010 U.S. Environmental Protection Agency (“EPA”) emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which lead to meaningful improvements in fuel efficiency.  Our Non-Asset-Based segment focuses on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide services network.

Customer Service.  We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred truckload and logistics solutions provider for our customers.  We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis.  Our Asset-Based services include Dry Van, Refrigerated, and Drayage, which also include dedicated truckload services customized according to customer needs.  Our Non-Asset-Based services include Brokerage, Intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by utilizing our expansive network of third-party capacity providers and rail partners.  We price our Asset-Based and Non-Asset-Based services commensurately with the level of service our customers require and market conditions.  By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business.  We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently.  All of our company-owned tractors are equipped with a satellite-based tracking and communication system that enables us to communicate with our drivers, obtain load position updates, manage our fleets, and provide our customers with freight visibility, as well as with electronic logging devices that automatically record our drivers’ hours-of-service.  The majority of our trailers are equipped with trailer-tracking technology that allows us to more effectively manage our trailers.  We have purchased and developed software for our Non-Asset-Based businesses that provides greater visibility of the capacity of our third-party providers and enhances our ability to provide our customers with solutions with a superior level of service.  We have automated many of our back-office functions, and we continue to invest in technology that allows us to better serve our customers and improve overall efficiency.

Growth Strategy

Our growth strategy is focused on the following key areas:

Expanding existing service centers.  Historically, a substantial portion of our revenue growth has been generated by our expansion into new geographic regions through the opening of additional service centers.  Although we continue to seek opportunities to further increase our business in this manner, our primary focus is on developing and expanding our existing service centers by strengthening our customer relationships, recruiting quality driving associates and non-driver employees, adding new customers, and expanding the range of transportation and logistics solutions offered from these service centers.

Improving asset productivity.  We are focused on improving the revenue generated from our tractors and trailers, without compromising safety.  We can accomplish this objective through increased miles driven and increased rate per mile.

Strengthening our customer relationships.  We market our services to both existing and new customers who value our broad geographic coverage, various transportation and logistics services, and truckload capacity and freight lanes that complement our existing operations.  We seek customers who will diversify our freight base.  We market our Dry Van, Refrigerated, Drayage, Brokerage, and Intermodal services, including dedicated services within those offerings, to existing customers who may be in need of multiple services but do not currently take advantage of our array of truckload solutions.

Diversifying our service offerings. We are committed to providing our customers a broad and growing range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers.  These offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain objectives.  We plan to continue to leverage our nationwide footprint and expertise of providing synergies and to add value to our customers through our diversified service offerings.

Acquiring and growing opportunistically.  We regularly evaluate acquisition and other development and growth opportunities.  Since 1999, we have acquired four short-to-medium haul truckload carriers.  These acquisitions have involved a complete buy-out, or the purchase of substantially all of the trucking assets, of such carriers.  Although our primary focus for growth is internal, we continue to evaluate acquisition and other opportunities that could favorably contribute to Asset-Based and Non-Asset-Based development and growth.

We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide multiple Asset-Based and Non-Asset-Based solutions for our customers, and we maintain the flexibility within our network to adapt to freight market conditions.  We believe our unique mix of regional management, together with our consistent efforts to centralize certain business functions to leverage the collective economies of scale, allow us to develop future company leaders with relevant operating and industry experience, minimize the profligacy that can come with growth in size, take advantage of regional knowledge concerning capacity and customer shipping needs, and manage our overall business with a high level of performance accountability.

We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred truckload and logistics solutions provider for our customers.  We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis.

Marketing and Customers

Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing truckload and logistics solutions customizable to the unique needs of our customers.  We deliver these capacity solutions through our network of owned assets, contracted independent contractors, third-party capacity providers, and our rail partners.  The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers.

Our Asset-Based and Non-Asset-Based sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment.  Our sales team emphasizes our superior service, capability to accommodate a variety of customer needs, ability to provide consistent capacity, and financial strength and stability.

We strive to maintain a diversified customer base.  For the year ended December 31, 2013, our top 25 customers among our Asset-Based and Non-Asset-Based segments represented approximately 39% of revenue; our top 10 customers represented approximately 25% of revenue; and our top 5 customers represented approximately 16% of revenue.  No single customer represented more than 4% of revenue in 2013.

To be responsive to the needs of our customers and drivers, we offer dedicated truckload services under our Asset-Based segment, in which we assign particular drivers and revenue equipment to prescribed routes.  This provides specific individual customers with a guaranteed source of capacity.  Our dedicated tractor fleet services may provide a significant part of a customer's transportation requirements.  Under our dedicated transportation services agreements, we provide drivers, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

Each of our service centers is linked to our corporate information technology system in our Phoenix headquarters.  The capabilities of this system and its software enhance our operating efficiency by providing cost effective access to detailed information concerning equipment location and availability, shipment tracking and on-time delivery status, and other specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads geographically.  Additionally, our customers can track shipments and obtain copies of shipping documents via our website.  We also provide electronic data interchange services to customers and other shippers desiring these services.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2013, we had 5,177 total employees, of which 4,182 were company drivers.  None of our employees are subject to a union contract or other collective bargaining unit.

Our operating model creates an environment where our employees are able to learn the many aspects of truckload transportation and logistics and demonstrate their talents, entrepreneurial spirit, and commitment.  We believe that the depth of our employee talent within our service center network is one of our competitive advantages.  Our front-line employees bring a high level of commitment to our customers and drivers, while leveraging the substantial resource of our national network.

We recognize that the recruitment, training, and retention of a professional driver workforce, which is one of our most valuable assets, are essential to our continued growth and meeting the service requirements of our customers.  We hire qualified drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet our objective guidelines relating primarily to their safety history, road test evaluations, and other personal evaluations, including physical examinations and mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to the highest levels of customer service and safety, we focus our operations for drivers around a collaborative and supportive team environment.  We provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment.  We also recognize our drivers for providing superior service and developing good safety records.  Our drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles.  Drivers are also compensated for additional flexible services provided to our customers.  Our drivers and other employees are invited to participate in our 401(k) program,and company-sponsored health, life, and dental plans.  Certain employees who meet eligibility criteria also participate in our equity compensation plan.  We believe these factors help us in attracting, recruiting, and retaining professional drivers in a competitive driver market.

Through Squire Transportation, LLC (“Squire”), our Asset-Based training company, we focus on developing skilled, productive, and safe qualified drivers.  Squire's mission is to provide our drivers with the skills necessary to have a driving career with us.  We believe Squire will continue to be very beneficial in terms of recruiting and retaining qualified drivers.

We also maintain an independent contractor program.  Because independent contractors provide their own tractors and drivers and are responsible for their own operating expenses, the independent contractor program provides us with an alternate method of obtaining additional truckload capacity.  We intend to continue our use of independent contractors.  As of December 31, 2013, we had 452 contracts with independent contractors.  Independent contractors enter into a contract with us whereby the independent contractor provides the tractor and driver to service the load offered to them.  We pay independent contractors a fixed level of compensation and a fuel surcharge based on a predetermined number of loaded and empty miles, fuel prices, and other factors.  We offer tractor maintenance services to our independent contractors, although they are financially responsible for the costs and pay for their own fuel.  We provide trailers for each independent contractor.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment.  As of December 31, 2013, outstanding loans to independent contractors totaled in the aggregate approximately $503,000.

Revenue Equipment

In 2013 we operated an average of 3,537 company-owned tractors with an average age of 1.9 years.  We also had under contract 452 tractors owned and operated by independent contractors as of December 31, 2013.  We also operated an average of 9,406 trailers in 2013.  Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization.  In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.  We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer shipping flexibility.  We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment.  We perform routine servicing and maintenance of our equipment at several of our service centers, and we routinely inspect our equipment and that of our independent contractors to determine and monitor compliance with DOT and company requirements. Our current policy is to replace most of our tractors approximately 48 months after purchase and to replace our trailers over a five to ten year period. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.

Safety and Risk Management

We are committed to safe and secure operations. We conduct mandatory intensive orientation, including defensive driving training for all driving associates, which includes our company drivers, independent contractors, and trainees.  We regularly communicate with driving associates to promote safety and instill safe work habits through effective use of various media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Vice President of Safety and Risk Management.

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

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2012 to January 31, 2013, our SIR was $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  For the policy period February 1, 2013 to January 31, 2014, our SIR is $3.0 million with no additional responsibility for "aggregate" losses.  For the policy period February 1, 2014 to March 1, 2015, our SIR is $2.5 million with no additional responsibility for “aggregate” losses.  In the past, our retention generally ranged from $1.0 million to $2.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant.

Competition

The freight transportation industry is highly competitive and fragmented.  We compete primarily with other truckload carriers and logistics companies, as well as railroads and airfreight providers.  Our Asset-Based segment competes with other motor carriers for the services of drivers, independent contractors, and management employees.  Our Non-Asset-Based segment competes with other logistics companies for the services of third-party capacity providers and management employees.  A number of our competitors have greater financial resources, own more revenue equipment, and carry a larger volume of freight than we do.  We believe that the principal differentiating factors in our business, relative to competition, are service, efficiency, pricing and rates, the availability and configuration of equipment that satisfies customers' needs, and our ability to provide multiple transportation solutions to our customers.

Although we continue to see modest improvements in the general economic environment, we believe that recent evidence indicates that many truckload carriers are challenged by weak balance sheets, aging fleets, and rising operating costs.  We expect the challenging truckload market to yield opportunities to continue to capture more market share over time.  We believe we are well positioned to gain market share in the current environment and to thrive as the market improves when truckload capacity decreases or freight demand increases.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT, EPA, and the U.S. Department of Homeland Security (“DHS”).  These and other federal and state agencies also regulate our equipment, operations, drivers, and third-party capacity providers. We currently have, and have always maintained, a satisfactory DOT safety rating, which is the highest available rating, and we take continuous efforts to maintain our satisfactory rating.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, independent contractors, and third-party truckload carriers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA issued a final rule that placed additional limits on the amount of time drivers may operate a commercial motor vehicle (“HOS Rule”).  The HOS Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The HOS Rule also modified the requirements for when the weekly hours-of-service limit can be reset by having the driver refrain from working for a period of 34 hours, known as a “34-hour restart.”  The HOS Rule requires that a 34-hour restart may only be used once every seven calendar days and only after the driver has observed two rest periods between 1:00 a.m. and 5:00 a.m.  The HOS Rule also adjusted the definition of “off-duty time” to exclude from hourly limits driver time spent in a parked commercial motor vehicle, which became effective February 27, 2012.  Finally, the HOS Rule also defined what hours-of-service rule violations are considered “egregious,” and provided for enhanced penalties to carriers when such violations occur.  The HOS Rule changes became effective on July 1, 2013.  We believe the HOS Rule has decreased productivity and caused some loss of efficiency, as drivers and customers needed supplemental training, computer programming required modifications, we had to employ or engage additional drivers and acquire additional equipment, and some shipping lanes had to be reconfigured.

The FMCSA also is considering revisions to the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, our business could be adversely affected because some of our customer contracts require a satisfactory rating.  Under the revised rating system being considered by the FMCSA, our safety rating would be evaluated more regularly, and our safety rating would reflect a more in-depth assessment of safety-based violations.

The FMCSA adopted the Compliance Safety Accountability program (“CSA”) (formerly Comprehensive Safety Analysis 2010) as its safety enforcement and compliance model that ranks both fleets and individual drivers on certain safety-related standards.  The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted.  A reduction in eligible drivers or a poor fleet rating could result in difficulty attracting and retaining qualified and experienced drivers and could cause our customers to direct their business away from us and to carriers with favorable fleet ratings, which could adversely affect our operating results and productivity.

The FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs”) in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of EOBRs (now referred to as electronic logging devices, or “ELDs”) by July 2013 with full adoption for all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  We have proactively installed ELDs on almost all of our company-owned tractors.

In the aftermath of the September 11, 2001 terrorist attacks, the DHS and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The U.S. Transportation Security Administration (“TSA”) adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  This requirement could reduce the pool of qualified drivers who are permitted to transport hazardous waste.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our empty miles on customer shipments.  As a result, we could possibly fail to meet certain customer needs or incur increased expenses to do so.

The EPA adopted a series of emissions control regulations that require progressive reductions in exhaust emissions from new diesel engines manufactured on or after October 2002, January 2007, and January 2010.  Compliance with these regulations increased our new tractor costs and operating expenses and reduced our fuel economy.  In May 2010, an executive memorandum was executed directing the National Highway Traffic Safety Administration (“NHTSA”) and EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractor-trailers.  These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, which equates to approximately four gallons of fuel for every 100 miles travelled. In addition, in February 2014 President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium and heavy-

duty vehicles, including tractor-trailers, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016.  We believe that the foregoing requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to retrofit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings, but we cannot predict the extent to which our operations and productivity will be impacted.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment.  In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010.  We will continue monitoring our compliance with the CARB regulations.  Beginning January 1, 2014, CARB regulations require certain drayage trucks with 2006 or older model year engines to upgrade to 2007 or newer model year engines.  We believe some industry participants may have difficulty complying with this new requirement, which may tighten drayage freight capacity and decrease drayage competition in California. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

Beginning October 2013, any entity acting as a broker or a freight forwarder is required to obtain authority from the FMCSA, and is subject to a minimum $75,000 financial security requirement, increased from the previous requirement of $10,000.  We are licensed by the FMCSA as a property broker and are in compliance with the financial security requirement.  This new requirement may limit entry of new brokers into the market or cause current brokers to exit the market.  Such persons may seek agent relationships with companies such as us to avoid this increased cost.  If they do not seek out agent relationships, the number of brokers in the industry could decrease.

Certain states and municipalities continue to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle in order to reduce exhaust emissions.  These restrictions could force us to alter our drivers' behavior, purchase on-board auxiliary power units that do not require the engine to idle, or experience a decrease in productivity.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase and heighten the tax and labor penalties against employers who intentionally or unintentionally misclassify their employees and are found to have violated employees' overtime or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and we believe a reclassification of independent contractor drivers as employees would help states with this initiative.  Federal and state taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractor drivers were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  We currently observe and monitor our compliance with current related and applicable laws and regulations, but we cannot predict whether laws and regulations adopted in the future regarding the classification of our independent contractor drivers will adversely affect our business or operations.

Our operations are subject to federal, state, and local environmental laws and regulations, many of which are implemented by the EPA and similar state agencies.  Such laws and regulations generally govern the management and handling of hazardous materials, discharge of pollutants into the air, surface water and groundwater preservation, and disposal of certain various substances. We do not believe that our compliance with these statutory and regulatory measures have had a material adverse effect on our operating results, capital expenditures, or business and operations.

For further discussion regarding such environmental laws and regulations, refer to the “Risk Factors” section under Item 1A of Part I of this Annual Report.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern.  Freight volumes are typically lower from January through the first part of March because some customers reduce their shipments.  Operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases, in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather.  During this period, the profitability of our Asset-Based operations is generally lower than during other parts of the year.  In our Non-Asset-Based operations, profitability may be lower due to shipping volumes or may improve if we are able to achieve higher gross margins due to the willingness of third-party capacity providers to accept lower rates from us.

Acquisitions, Investments, and Dispositions

We regularly examine investment opportunities in areas related to the transportation industry.  Our investment strategy is to invest in businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.  Since 1999, we have acquired four short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: (i) Phoenix, Arizona-based Roads West Transportation, Inc., acquired in 2006; (ii) Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; (iii) Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and (iv) Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999.  We have not conducted any acquisitions through our Non-Asset-Based segment.  Although most of our growth is internal, we continue to evaluate acquisition and other opportunities that contribute to Asset-Based and Non-Asset-Based development and growth.

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP (“TRP”), a company that makes privately negotiated equity investments.  We are committed to invest in TRP $5.5 million out of approximately $260.0 million.  Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor.  In 2012, we received a $216,000 distribution from a TRP portfolio company for which our capital investment was returned in full in an earlier year.  The distribution received in 2012 was recognized as income in the current year.  During 2013, the Company booked a $209,000 impairment against the investment.  At December 31, 2013, the carrying book balance of our investment in TRP was $2 million, and our ownership interest was approximately 1.9%.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP.  The new partnership, Transportation Resource Partners III, LP (“TRP III”), is focused on similar investment opportunities as TRP.  As of December 31, 2013, we have contributed approximately $10.8 million to TRP III.  Our outstanding commitment to TRP III was approximately $4.2 million as of December 31, 2013.  Our investment in TRP III is accounted for using the equity method.  In 2012, we recorded a gain of $261,000 in our investment in TRP III, compared to a $74,000 gain in 2011. In 2013, we recorded a gain of $669,000 in our TRP III investment, compared to a $261,000 gain in 2012.  At December 31, 2013, our investment balance in TRP III was approximately $11.4 million, and our ownership interest was approximately 6.1%.

We also invest in marketable equity and debt securities, which are stated at fair value and are included in the “Other long-term assets and restricted cash and other investments” item of the Consolidated Balance Sheet.  As of December 31, 2013, our available-for-sale equity investment balance was approximately $17.5 million, including net unrealized gains of $4.6 million for the year. Our trading debt securities balance was approximately $2.2 million for the same period.

Other Information

We were incorporated in 1989, and our headquarters are located at 20002 North 19th Avenue, Phoenix, Arizona, 85027.  This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be obtained free of charge by visiting our website at www.knighttrans.com. Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

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

Our business is subject to general economic and business factors affecting the transportation industry that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  Some of the most significant of these factors are recessionary economic cycles, changes in customers' inventory levels, excess tractor or trailer capacity compared to shipping volumes, and downturns in customers' business cycles.  Economic conditions that decrease freight demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business.  Adverse economic conditions also may affect our customers, the volume of freight they ship, the shipment pricing and rates that they obtain, and their ability to pay for our services.  Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

We also are subject to increases in costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages or at customer, port, border, or other shipping locations.  Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows.  From time-to-time, various federal, state, or local taxes are also increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

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

We have historically experienced significant growth in revenue and profits since the inception of our business in 1990.  In recent years, our Non-Asset-Based segment has experienced considerable growth and accounted for 15.2% of our total revenue in 2013, whereas our Asset-Based segment growth has slowed.  There can be no assurance that in the future, our business will grow substantially or without volatility, nor can we assure that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

In addition to our service centers in Phoenix, Arizona, we have established service centers throughout the United States in order to serve markets in various regions.  These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development.  Should the growth in our regional operations stagnate or decline, the results of our operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a service center, and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth, and fewer drivers and non-driver personnel to support the service center.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations, and customer relationships and appropriate freight rates in new markets could be challenging to attain.  We may not be able to duplicate our regional operating strategy successfully throughout, or possibly outside of, the United States, and establishing service centers and operations in new markets could require more time, resources, or a more substantial financial commitment than anticipated.

Furthermore, the continued progression and development of our Non-Asset-Based business are subject to the risks inherent in entering and cultivating new lines of business, including, but not limited to, (i) initial unfamiliarity with pricing, service, operational, and liability issues; (ii) customer relationships may be difficult to obtain or we may have to reduce rates to gain and develop customer relationships; (iii) specialized equipment and information and management systems technology may not be adequately utilized; (iv) insurance and claims may exceed our past experience or estimations; and (v) recruiting and retaining qualified personnel and management with requisite experience or knowledge of our Non-Asset-Based services.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employee health insurance.  We also are responsible for our legal expenses relating to such claims.  We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts in which we self-insure.  Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits.  Insurance carriers have raised premiums for many businesses, including transportation companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced.  Our results of operations and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance carriers fail to pay on our insurance claims, or (iv) we experience a claim for which coverage is not provided.  Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry and our Asset-Based segment are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations or financing available under our existing line of credit.  If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements.  In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices and reduced efficiency relating to new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors for our Asset-Based operations.  Prices may increase due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines and (iii) the pricing discretion of equipment manufacturers.  In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA.  The regulations require reductions in exhaust emissions from diesel engines manufactured in or after 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.  Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operation requirements.

We have trade-in and repurchase commitments that specify, among other things, what our primary equipment vendors will pay us for disposal of a substantial portion of our revenue equipment.  The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market.  We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, we do not enter into definitive agreements that reflect favorable equipment replacement or trade-in terms, we fail to or are unable to enter into similar arrangements in the future, or we do not purchase the number of new replacement units from the vendors required for such trade-ins.

If fuel prices increase significantly, our results of operations could be adversely affected.

Our Asset-Based operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.  Because our Asset-Based operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  We use a number of strategies to mitigate fuel expense.  We purchase bulk fuel at many of our service centers and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient 2010 EPA emission engines and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations.  We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases.  Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.  Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.  As of December 31, 2013, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Difficulty in truckload driver, independent contractor, and third-party carrier recruitment and retention may have a materially adverse effect on our business.

With respect to our trucking services, difficulty in attracting or retaining qualified drivers and independent contractors in our Asset-Based segment, and third-party truckload carriers in our Non-Asset-Based segment, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  In addition, CSA and stricter hours-of-service regulations may reduce the number of available qualified drivers in our industry.  Our independent contractors and third-party truckload carriers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  If a shortage of drivers were to occur, or if we were unable to attract and contract with independent contractors and third-party truckload carriers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating and brokerage authority granted by the DOT, and we are also regulated by the EPA, DHS, and other agencies in states in which we operate.  Our company drivers, independent contractors, and third-party capacity providers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing, and driver hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, driver hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, and security of transported shipments, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations.  The “Regulation” section in Item 1 of Part I of this Annual Report discusses in detail several proposed, pending, and final regulations that could significantly affect our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked based on certain safety-related standards. The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted. The occurrence of future deficiencies could affect driver recruitment and retention by causing high-quality drivers to seek employment with other carriers or by causing our customers to direct their business away from us and to carriers with higher fleet safety ratings, either of which would adversely affect our results of operations and productivity.  Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs.  Moreover, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

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

Our operations are subject to various federal, state, and local environmental laws and regulations dealing with the transportation, storage, discharge, presence, use, disposal, and handling of hazardous materials, wastewater, storm water, waste oil, and fuel storage tanks.  We are also subject to various environmental laws and regulations involving emissions from our equipment.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination have occurred and could in the future occur.  Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of our facilities have waste oil or fuel storage tanks and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to various regulations.  We have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) we are involved in a spill or other accident involving hazardous substances, (ii) there are releases of hazardous substances we transport, (iii) soil or groundwater contamination is found at our facilities or results from our operations, or (iv) we are found to be in violation of or fail to comply with applicable environmental laws or regulations, then we could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Two of our service centers are located adjacent to environmental Superfund sites designated by the EPA.  Although we have not been named as a potentially responsible party in either case, we are potentially exposed to claims that we may have contributed to environmental contamination in the areas in which we operate.

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

Our Indianapolis service center is located approximately one-tenth of a mile east of Reilly Tar and Chemical Corporation, a federal Superfund site designated and listed by the EPA on the National Priorities List for clean-up.  The Reilly site has known soil and groundwater contamination.  There also are other sites in the general vicinity of our Indianapolis property that have known contamination.  Environmental reports obtained by us have disclosed no evidence that activities on our Indianapolis property have caused or contributed to the area's contamination, but we could possibly be deemed responsible for clean-up costs regardless.

In addition, tractors and trailers used in our Asset-Based operations have been and are affected by applicable federal, state, and local statutory and regulatory requirements related to air emissions and fuel efficiency.  In order to reduce exhaust emissions and traffic congestion, some states and municipalities have restricted the locations and amount of time where diesel-powered tractors, such as ours, may idle or travel.  These and other similar restrictions could cause us to alter our drivers' behavior and routes, purchase additional auxiliary or other on-board power units to replace or minimize engine power and idling, or experience decreases in productivity.  Our tractors and trailers could also be adversely affected by related or similar legislative or regulatory actions in the future.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our Asset-Based growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions for either our Asset-Based or Non-Asset-Based segments.  If we do not make any future acquisitions, our growth rate could be materially and adversely affected.  Any future acquisitions we undertake could involve the dilutive issuance of equity securities or incurring indebtedness.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

If we are unable to recruit, develop, and retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to, our team of executive officers and service center managers.  We currently do not have employment agreements with any of our key employees or executive officers, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, because of our regional operating strategy, we must continue to recruit, develop, and retain skilled and experienced service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failure to recruit, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

We operate in a highly competitive industry, which could limit growth opportunities and adversely affect our profitability.

We operate in a highly competitive transportation industry, which includes thousands of trucking and logistics companies.  In our Asset-Based segment, we primarily compete with other truckload carriers that provide dry van, temperature-controlled, and drayage services similar to those provided by our Dry Van, Refrigerated, and Drayage operating units.  Less-than-truckload carriers, private carriers, intermodal companies, railroads, and logistics companies compete to a lesser extent with our Asset-Based segment but are direct competitors of the Brokerage and Intermodal operating units in our Non-Asset-Based segment.  We transport or arrange for the transportation of various types of freight, and competition for such freight is based mainly on customer service, efficiency, available capacity and shipment modes, and rates that can be obtained from customers.  Such competition in the transportation industry could adversely affect our freight volumes, the freight rates we charge our customers, or profitability and thereby limit our growth opportunities.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

We strive to maintain a diverse customer base; however, a significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2013, our top 25 customers, based on revenue, accounted for approximately 39% of our revenue; our top 10 customers accounted for approximately 25% of our revenue; and our top 5 customers accounted for approximately 16% of our revenue.  We generally do not have long-term contractual relationships or long-term rate agreements with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future.  A reduction in freight volumes or our services, or termination of our services, by one or more of our major customers could have a materially adverse effect on our business and operating results.  We also review and monitor the financial conditions of our customers on an ongoing basis to determine whether to grant credit, customer creditworthiness, forgiveness or acceleration of past due balances or collection concerns, or credit insurance is warranted.  However, a major customer’s financial hardship could negatively affect our operating results.

We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs, reduce our ability to offer Intermodal and Brokerage services, and limit Non-Asset-Based segment growth, which could adversely affect our revenue, results of operations, and customer relationships.

Our Intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers, and Intermodal dependence on railroads could increase as Intermodal services expand.  In certain markets, rail service is limited to a few railroads or even a single railroad.  Railroads with which we have, or in the future may have, contractual relationships could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based Intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.

Our Brokerage business is dependent upon the services of third-party capacity providers, including other truckload carriers.  These third-party providers seek other freight opportunities and may require increased compensation in times of improved freight demand or tight trucking capacity.  Our third-party truckload carriers may also be affected by certain factors to which our drivers and independent contractors are subject, including, but not limited to, changing workforce demographics, alternative employment opportunities, varying freight market conditions, trucking industry regulations, and limited availability of equipment financing.  Most of our third-party capacity provider transportation services contracts are cancelable on 30 days' notice or less.  Our inability to secure the services of these third-parties, or increases in the prices we must pay to secure such services, could have an adverse effect on our operations and profitability to the extent we are not able to obtain corresponding customer rate increases.

If our investments in the Transportation Resource Partners entities are not successful, we may have to write off a portion or all of our investments, which could have a materially adverse effect on our operating results.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in TRP, TRP III, and each entity’s respective related funds, which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP’s or TRP III’s financial position declines, we could be forced to write down all or part of our investment in such entity, which could have a materially adverse effect on our operating results.

We are dependent on management information and communications systems, and significant systems disruptions could adversely affect our business.

Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems.  Some of our key software, hardware systems, and infrastructure were developed internally or by adapting purchased software applications and hardware to suit the needs of both our Asset-Based and Non-Asset-Based segments.  Our management information and communication systems are used in various aspects of our business, including but not limited to load planning and receiving, dispatch of drivers and third-party capacity providers, customer billing, producing productivity, financial and other reports, and other general functions and purposes.  If any of our critical information or communications systems fail or become unavailable, we could have to perform certain functions manually, which could temporarily affect the efficiency and effectiveness of our operations.  Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control.  More sophisticated and frequent cyber-attacks in recent years have also increased security risks associated with information technology systems.  We maintain information security policies to protect our information, computer systems, and data from cyber security threats, breaches, and other such events.  We currently maintain our primary computer hardware system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and the capability to deploy these back-up systems from an off-site alternate location.  We believe that any such disruption would be minimal, moderate, or temporary.  However, we cannot predict the likelihood or extent to which such alternate location or our information and communication systems would be affected.  Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.

We are dependent upon our vendors and suppliers for certain products and materials.  We believe that we have positive vendor and supplier relationships and are generally able to obtain favorable pricing and other terms from such parties.  If we fail to maintain amenable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability, or other reasons.  Subsequently, our business and operations could be adversely affected.

Declines in demand for our used revenue equipment could result in decreased equipment sales, resale values, and gains on sales of assets.

We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers.  Through our wholly owned subsidiary, Knight Truck & Trailer Sales, LLC, we sell our used company-owned tractors and trailers that we do not trade-in to manufacturers or other parties.  Declines in demand for the used equipment we sell could result in diminished sale volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                         Properties

Our current headquarters and principal place of business is located at 20002 North 19th Avenue in Phoenix, Arizona 85027.  We relocated to our current headquarters in late 2013, which we purchased in the fourth quarter of 2012.  This facility includes office buildings of approximately 116,000 square feet.  We also retained and repurposed our former headquarters property (located at 5601 West Buckeye Road in Phoenix, Arizona) as a regional operations facility consisting of approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet. All of our properties are utilized by both our Asset-Based and Non-Asset-Based segments.  The following table provides information regarding the locations of our service centers and/or offices (other than our current headquarters and principal place of business) as at December 31, 2013:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC	Yes	Yes	Yes	Owned
Chicago, IL	Yes	Yes	Yes	Owned
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	Yes	No	Owned
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	Yes	Yes	Owned
Las Vegas, NV	Yes	No	Yes	Owned
Olive Branch, MS	Yes	Yes	Yes	Owned
Eagan, MN	Yes	No	No	Leased
Lebanon, TN	Yes	No	No	Owned
Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	No	Yes	Owned
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Owned
Springdale, AR	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

Item 3.                      Legal Proceedings

On October 10, 2013, USA Truck, Inc. (“USA Truck”) filed a lawsuit against us in the Circuit Court of Crawford County, in Van Buren, Arkansas, alleging that we violated a Confidentiality Agreement we entered into with USA Truck in connection with certain discussions related to a potential business combination.  The case, captioned USA Truck v. Knight Transportation, Inc., was removed to the United States District Court for the Western District of Arkansas, Fort Smith Division.  USA Truck sought unspecified damages and injunctive relief.  On February 4, 2014, we entered into a Settlement Agreement (the “Settlement Agreement”) with USA Truck, pursuant to which the lawsuit was dismissed in its entirety with prejudice. Under the terms of the Settlement Agreement, we made no admission of fault, liability or damage in connection with the lawsuit, and we and USA Truck agreed to mutual releases of all claims in connection with the lawsuit. Pursuant to the terms of the Settlement Agreement, we entered into a Voting Agreement and Standstill Agreement with USA Truck that extend through September 30, 2014, which place restrictions on, among other things, our ability to vote our shares of USA Truck common stock or participate in certain business combinations with USA Truck.

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for workers’ compensation.  We maintain insurance at coverage levels that management considers adequate to cover liabilities arising from the transportation of freight in amounts in excess of our self-insurance retentions. Based on its present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe the resolution of claims and pending litigation, taking into account existing accrued amounts, is likely to have a materially adverse effect on us.

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

2013	High	Low
First Quarter	$16.77	$14.86
Second Quarter	$17.73	$15.02
Third Quarter	$17.60	$15.88
Fourth Quarter	$18.66	$16.14

2012	High	Low
First Quarter	$18.94	$15.46
Second Quarter	$17.91	$15.27
Third Quarter	$16.21	$14.08
Fourth Quarter	$15.63	$13.74

As of February 26, 2014, we had 65 shareholders of record.  However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 26, 2014, the closing market price of our common stock on the NYSE was $21.75 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2013 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24
2012 dividend paid per common share	$0.06	$0.06	$0.06	$0.56	$0.74

In addition to the routine quarterly dividend, we declared and paid a special cash dividend of $0.50 per share in the fourth quarter of 2012, totaling $0.56 per share for that quarter.

Our most recent dividend, which was declared in February of 2014 for $0.06 per share, is scheduled to be paid in March of 2014.

We currently expect to continue to pay comparable quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On November 13, 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock.  As of December 31, 2010, there were 2,020,956 shares remaining for future purchases.  On May 19, 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock.  Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status.  During the year ended December 31, 2011, we repurchased 4,582,400 shares of our common stock in the open market that were retired and made available for future issuance.  We did not repurchase any shares during the years ended December 31, 2012 and 2013.  As of December 31, 2013, there were 7,438,556 shares remaining for future purchases under our current repurchase program.

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of the period ended December 31, 2013, and for each of the years in the preceding five-year period ended December 31, 2013, are derived from our consolidated financial statements.  The information set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2013	2012	2011	2010	2009
Statements of Income Data:
Operating revenue	$969,237	$936,036	$866,199	$730,709	$651,721
Operating expenses	855,328	827,769	766,178	635,494	569,725
Income from operations	113,909	108,267	100,021	95,215	81,996
Interest income & other income	3,257	1,967	1,347	2,397	1,899
Interest expense	(462)	(457)	(180)	-	-
Income before income taxes	116,704	109,777	101,188	97,612	83,895
Net income	70,024	64,763	60,708	58,979	50,563
Net income attributable to Knight	69,282	64,117	60,248	59,072	50,563
Basic earnings per share	0.87	0.80	0.74	0.71	0.61
Diluted earnings per share	0.86	0.80	0.74	0.70	0.60
Balance Sheet Data (at end of period):
Working capital	$102,030	$109,274	$110,082	$124,779	$158,693
Total assets	807,121	728,512	737,583	676,987	686,473
Total debt(1)	38,000	80,000	55,000	-	-
Cash dividend per share on common stock(2)	0.24	0.74	0.24	0.98	0.19
Knight Transportation Shareholders' equity	551,495	490,232	476,359	507,533	520,158
Operating Data (Unaudited):
Operating ratio (consolidated)(3)	88.2%	88.4%	88.5%	87.0%	87.4%
Operating ratio (consolidated), excluding fuel surcharge revenue(4)	85.6%	85.6%	85.7%	84.5%	85.7%
Average revenue per tractor (5)	$160,186	$158,978	$157,076	$150,992	$143,560
Average length of haul (miles)	479	482	483	478	470
Non-paid empty mile percent	10.6%	10.6%	10.6%	10.7%	11.9%
Average tractors operated(6)	4,017	4,096	3,908	3,817	3,744
Average trailers operated	9,405	9,195	8,907	8,637	8,765

(1)	Includes amounts outstanding that were borrowed under our existing line of credit, which is classified as a long-term liability under this line item.
(2)	In addition to the quarterly dividend paid in each year, we declared and paid a special dividend of $0.50 and $0.75 per share in the fourth quarter of 2012 and 2010, respectively.
(3)	Operating expenses expressed as a percentage of total revenue.
(4)
Operating expenses expressed as a percentage of revenue, excluding fuel surcharge revenue.  Management believes that omitting this sometimes variable source of revenue affords a more consistent basis for comparing our results of operations from period to period.  This calculation of operating ratio is a non-GAAP financial measure, is not an alternative for, and should be considered in addition to, the calculation of operating ratio as operating expenses expressed as a percentage of total revenue.

(5)	Average revenue per tractor includes revenue for our Asset-Based operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our Non-Asset-Based operations.
(6)
Included in our tractor fleet are 452 independent contractor operated vehicles at December 31, 2013; 507 independent contractor operated vehicles at December 31, 2012; 467 independent contractor operated vehicles at December 31, 2011; 446 independent contractor operated vehicles at December 31, 2010; and 329 independent contractor operated vehicles at December 31, 2009.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 7, statements related to expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, planned driver pay and related costs, future depreciation and amortization, expected tractor and trailer fleet age, future purchased transportation expense, and our expected liquidity position, among others, are forward-looking statements.  Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth above.  Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Introduction

Business Overview

We offer a broad range of truckload transportation and logistics services with one of North America's largest tractor fleets, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services.  Our Asset-Based segment provides truckload transportation, including dedicated services, of various products, goods, and materials for our diverse customer base through our Dry Van, Refrigerated, and Drayage operating units.  The Brokerage and Intermodal operating units of our Non-Asset-Based segment provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, and by utilizing our vast network of third-party capacity providers and rail partners, as well as certain logistics, freight management, and other non-trucking services.  Our objective is to operate our Asset-Based and Non-Asset-Based business with industry-leading margins and growth, while providing safe, high-quality, cost-effective solutions for our customers.

The main factors that affect our results are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Asset-Based and Non-Asset-Based businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Year-End Financial Condition

Our consolidated results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012, were as follows:

•	Total revenue increased 3.5%, to $969.2 million from $936.0 million;
•	Net income attributable to Knight increased 8.1%, to $69.3 million from $64.1 million; and
•	Net income attributable to Knight per diluted share increased 7.6%, to $0.86 from $0.80.

During the first half of 2013, freight demand began softer than expected and then improved during the normal seasonal peaks.  A constrained driver market, new hours-of-service regulations, and relatively weak demand impacted the third quarter negatively when compared to 2012, however, in the fourth quarter we experienced a more favorable environment with a strong seasonal improvement.

In 2013, our Asset-Based segment operated an average of 4,017 tractors, a decrease of 79 tractors from a year ago.  Productivity, as measured by average annual revenue per tractor, before fuel surcharge, increased 0.8% in 2013.  This improvement was attributable to expansion of our freight mix and contract pricing as the truckload freight market continued a slow recovery.  Shipments serviced by our Non-Asset-Based segment increased as we continued increasing the number of customers utilizing our Non-Asset-Based services, which further contributed to the increased revenue and net income realized in 2013.

In 2013, we returned $19.4 million to our shareholders in the form of quarterly cash dividends and also reduced our debt by $42.0 million.  We ended the year with $992,000 of cash and $551.5 million of shareholders' equity. In 2013, we generated $138.5 million in cash flow from operations and used $85.4 million for capital expenditures net of equipment sales.

Since inception, we have been profitable through multiple economic cycles.  We view the difficult cycles as opportunities to gain market share from competitors that do not have the financial staying power to survive the cycles.  These difficult cycles also provide valuable experience to our managers that will help us develop the leaders to grow our business profitably.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under “Off-Balance Sheet Transactions” under Item 7 to Part I of this Annual Report for a description of our off-balance sheet transactions.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Asset-Based segment or arranging for the transportation of customer freight in our Non-Asset-Based segment.  Our operating revenue is reported under "Results of Operations" under Item 7 to Part I of this Annual Report and categorized as (i) Asset-Based revenue, net of fuel surcharge, (ii) Asset-Based fuel surcharge revenue, and (iii) Non-Asset-Based revenue.  Asset-Based revenue, net of fuel surcharge, and Asset-Based fuel surcharge revenue is largely generated by the trucking services provided by our three Asset-Based operating units (Dry Van, Refrigerated, and Drayage), whereas Non-Asset-Based revenue is mostly generated by the logistics services provided by our two Non-Asset-Based operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties through our Non-Asset-Based business.

The operating revenue and operating expenses of our Asset-Based and Non-Asset-Based segments are similarly affected by certain factors that generally relate to, among other things, overall economic conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers.

To lessen our risk to fuel price fluctuations in our Asset-Based segment, we have a fuel surcharge program under which we obtain from our customers additional fuel surcharges that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure whether current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Asset-Based fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this sometimes volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

Prior to fourth quarter 2013, we aggregated our Asset-Based and Non-Asset-Based segments in accordance with relevant accounting guidance regarding segment reporting.  We recently reevaluated our segment reporting because of evolving events and changes to our business and determined that separate segment reporting of our Asset-Based business and Non-Asset-Based business is appropriate.  Please refer to Note 11 to the consolidated financial statements for more information regarding segment reporting.

Asset-Based Strategy and Segment Information

Our Asset-Based operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer.  This operating strategy allows us to take advantage of the large amount of freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a premium modern fleet to appeal to drivers and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our fuel and other operating efficiencies.  We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.

Asset-Based revenue is generated by our Dry Van, Refrigerated, and Drayage operating units.  Generally, we are paid a predetermined rate per mile or per load for our Asset-Based trucking services.  Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our Asset-Based revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Asset-Based segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line of our consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Asset-Based segment are the acquisition and depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

The primary measure we use to evaluate the profitability of our Asset-Based segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (operating expenses, net of Asset-Based fuel surcharge revenue, expressed as a percentage of Asset-Based revenue, excluding Asset-Based fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare our operating ratio using both methods.

GAAP Presentation:	2013		2012		2011
Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$822,188		$836,357		$785,989
Operating expenses	716,021	87.1	733,344	87.7	691,006	87.9
Operating income	$106,167		$103,013		$94,983

The following table sets forth the Asset-Based segment adjusted operating ratio (non-GAAP) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

Non-GAAP Presentation:	2013		2012		2011
Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$822,188		$836,357		$785,989
Less: Asset-Based fuel surcharge revenue	(177,386)		(183,885)		(168,913)
Less: Intersegment transactions(1)	(120)		(112)		(82)
Revenue, net of fuel surcharge and intersegment transactions(1)	644,682		652,360		616,994
Operating expenses	716,021		733,344		691,006
Less: Asset-Based fuel surcharge revenue	(177,386)		(183,885)		(168,913)
Less: Intersegment transactions(1)	(120)		(112)		(82)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	538,515	83.5	549,347	84.2	522,011	84.6
Operating income	$106,167		$103,013		$94,983

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

When evaluating Asset-Based revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor per week; (ii) average length of haul (miles with loaded trailer cargo); (iii) average percentage of empty miles (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth certain key operating statistics and certain other statistical data of the Asset-Based segment for the indicated periods.

	2013	2012	2011
Average revenue per tractor (1)	$$160,186	$158,978	$157,076
Average length of haul	479	482	483
Non-paid empty mile percent	10.6%	10.6%	10.6%
Average tractors in operation during period	4,017	4,096	3,908
Average trailers in operation during period	9,405	9,195	8,907

(1)	Average revenue per tractor is based on revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Asset-Based segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,017 tractors in 2013, of which 3,537 were company-owned tractors. The average age of our company-owned tractor fleet was 1.9 years at December 31, 2013, which we expect to maintain in 2014.  We also operated an average of 9,406 trailers in 2013, with an average age of 5.4 years as of December 31, 2013.  We expect the average age of our trailers to decrease slightly in 2014 as we refresh our fleet. Our net property, plant, and equipment at December 31, 2013 was $591.8 million, most of which relates to our Asset-Based segment.

Our capital expenditures can also affect depreciation expense.  Asset-Based depreciation relates primarily to our owned tractors, trailers, auxiliary power units, ELDs and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the 2007 and 2010 EPA engine emissions requirements and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Asset-Based segment depreciation and amortization expense was approximately $81.0 million in 2013.

Non-Asset-Based Strategy and Segment Information

Non-Asset-Based revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Non-Asset-Based business. We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Non-Asset-Based services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Non-Asset-Based revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage and Intermodal operating units and continued increases in the number of customers utilizing our Non-Asset Based services contributed to the improved productivity and revenue realized in 2013.

Our Non-Asset-Based segment is less asset-intensive and is instead dependent upon talented non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Non-Asset-Based segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail partners) (which is included in the "Purchased transportation" line of our consolidated statements of income).  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Non-Asset-Based operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Non-Asset-Based segment revenue, other operating expenses, and operating income.

	2013		2012		2011
Non-Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$151,194		$105,794		$86,449
Other operating expenses	143,452	94.9	100,540	95.0	81,411	94.2
Operating income	$7,742		$5,254		$5,038

The following table sets forth the Non-Asset-Based revenue, operating expenses, and operating income, excluding intersegment transactions.

	2013		2012		2011
Non-Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$151,194		$105,794		$86,449
Less: Intersegment transactions	(4,025)		(6,003)		(6,157)
Revenue excluding intersegment transactions	147,169		99,791		80,292
Operating expenses	143,452		100,540		81,411
Less: Intersegment transactions	(4,025)		(6,003)		(6,157)
Operating expenses excluding intersegment transactions	139,427	94.7	94,537	94.7	75,254	93.7
Operating income	$7,742		$5,254		$5,038

We primarily measure the Non-Asset-Based segment's profitability by reviewing the gross margin percentage (revenue, less purchased transportation expense, expressed as a percentage of revenue) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses.

	2013	2012	2011
Brokerage gross margin percent (1)	13.3%	13.6%	11.7%
Intermodal gross margin percent(1)	10.7%	12.0%	8.2%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Non-Asset-Based segment does not require significant capital expenditures and is not asset-intensive like our Asset-Based segment.  Rather, our Non-Asset-Based segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Non-Asset-Based services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology, but we do not expect that costs for such improvements will require significant capital expenditures in the future.  Total Non-Asset-Based segment depreciation and amortization expense was approximately $5.1 million in 2013, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

We have created a service network with financial accountability, a modern tractor fleet, access to thousands of third-party capacity providers, and the capability of providing multiple transportation service offerings and modes to customers in North America.  We believe our operating strategies are contributing factors to our revenue and earnings growth.

In 2013, we continued to produce consolidated revenue growth.  This growth was driven by our less capital-intensive operations such as Brokerage and Intermodal in the Non-Asset-Based segment.  In these businesses we continue to gain market share, build out our team, source additional capacity, and strategically align our service offerings with the supply chain needs of our customers. We expect our investment in providing multiple solutions for our customers will continue to lead to additional revenue opportunities across all of our lines of business.

In 2014, we expect truckload freight demand to improve based on our expectation of a moderately growing economy.  In addition, we expect that the new hours-of-service rules, the pending ELD mandate, and other regulations, including CSA, could result in a reduction in effective trucking capacity to serve increased demand.  An expanding United States economy could create alternative employment opportunities for drivers we wish to hire.  Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

Several issues impacting the trucking industry could also cause our costs to increase in 2014.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices are rising, and potentially higher fuel prices are not fully offset by fuel surcharges.  The new industry-wide regulations governing hours-of-service that went into effect in July 2013 negatively impacted our miles per tractor (though we were able to mitigate much of the impact) and may continue to have a negative impact on our asset utilization in 2014.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

We will continue to utilize the flexibility of our model to react and adapt to market conditions.  We continue to optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.  We will continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2013		2012		2011		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2013 to 2012 (%)	2012 to 2011 (%)
Asset-Based revenue	$644,682	66.5%	$652,360	69.7%	$616,994	71.2%	(1.2%)	5.7%
Asset-Based fuel surcharge revenue	177,386	18.3%	183,885	19.6%	168,913	19.5%	(3.5%)	8.9%
Non-Asset-Based revenue	147,169	15.2%	99,791	10.7%	80,292	9.3%	47.5%	24.3%

Consolidated	969,237	100.0%	936,036	100.0%	866,199	100.0%	3.5%	8.1%

Operating expenses:
Salaries, wages and benefits	234,306	24.1%	238,266	25.5%	218,686	25.3%	(1.7%)	9.0%
Fuel	214,843	22.2%	230,178	24.6%	226,471	26.1%	(6.7%)	1.6%
Operations and maintenance	64,715	6.7%	61,875	6.6%	53,714	6.2%	4.6%	15.2%
Operating taxes and licenses	15,624	1.6%	16,184	1.7%	15,212	1.8%	(3.5%)	6.4%
Insurance and claims	29,350	3.0%	32,138	3.4%	30,072	3.5%	(8.7%)	6.9%
Depreciation and amortization	86,129	8.9%	85,056	9.1%	75,832	8.8%	1.3%	12.2%
Lease expense – revenue equipment
Purchased transportation(1)	189,667	19.6%	148,022	15.8%	129,143	14.9%	28.1%	14.6%
Communications	5,015	0.5%	5,172	0.5%	5,534	0.6%	(3.0%)	(6.5%)
Miscellaneous operating expenses	15,679	1.6%	10,878	1.2%	11,514	1.3%	44.1%	(5.5%)
Total operating expenses	855,328	88.2%	827,769	88.4%	766,178	88.5%	3.3%	8.0%

Operating income	113,909	11.8%	108,267	11.6%	100,021	11.5%	5.2%	8.2%
Total other expense (income)	2,795	0.3%	1,510	0.1%	1,167	0.2%	85.1%	29.4%
Income before income taxes	116,704	12.0%	109,777	11.7%	101,188	11.7%	6.3%	8.5%
Income taxes	46,680	4.8%	45,014	4.8%	40,480	4.7%	3.7%	11.2%
Net income	$70,024	7.2%	$64,763	6.9%	$60,708	7.0%	8.1%	6.7%
Net gain attributable to noncontrolling interest	(742)	(0.1%)	(646)	(0.1%)	(460)	0.0%	14.9%	40.4%
Net income attributable to Knight Transportation	69,282	7.1%	64,117	6.8%	60,248	7.0%	8.1%	6.4%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Asset-Based segment; (b) payments to third-party capacity providers, which is primarily attributed to our Non-Asset-Based segment; and (c) payments relating to our logistics, freight management and non-trucking services.  Purchased transportation expense is further discussed in the year-to-year comparison of operating results below.

Fiscal 2013 Compared to Fiscal 2012

Operating Revenue

Total revenue increased 3.5% for 2013 to $969.2 million from $936.0 million for 2012 generally because of higher revenues generated in the Non-Asset-Based segment.

Total Asset-Based revenue was $644.8 million in 2013 and $652.5 million in 2012.  Asset-Based fuel surcharge revenue was $177.4 million in 2013 and $183.9 million in 2012.  Due to declining fuel prices, our Asset-Based fuel surcharge revenue decreased 3.5% in 2013 from the previous year.

Although total miles decreased in 2013, tractor productivity, as measured by average annual revenue, before fuel surcharge per tractor, increased in 2013, which was attributable to improvements in our freight mix, contract pricing, and a reduced average fleet size.  Average revenue per total mile increased 1.4% as we improved pricing and maintained a non-paid empty mile percentage rate of 10.6%.  Our average freight revenue per tractor improved 0.8% as a result of the combined increase in average revenue per total mile and a reduction of miles per tractor by 0.6%. If economic conditions continue to improve gradually and capacity remains tight, we anticipate that we will be able to obtain overall rate increases in 2014 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates.

Non-Asset-Based revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Non-Asset-Based revenue was $151.2 million in 2013 and $105.8 million in 2012. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which lead to increased access to third-party capacity, increased shipment volume growth, and improved rates in our Brokerage and Intermodal businesses. The volume of shipments by our Brokerage and Intermodal businesses increased 33.4% in 2013 from 2012, and our revenue per shipment improved 15.2% in 2013.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of revenue, decreased to 24.1% in 2013 from 25.5% in 2012.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income.  Our 2012 expense in this category included a non-cash $4.0 million pre-tax ($3.9 million after tax) stock compensation charge related to the accelerated vesting of certain stock options that had been issued prior to 2009.  Salaries, wages and benefits expense for 2013 decreased primarily due to a reduction in costs associated with our healthcare benefits. While driver pay increased $0.015 per mile in 2013, driver pay as a percentage of consolidated revenue decreased slightly due to higher revenue. We believe that the driver market remains challenging and that the CSA implementation has further reduced the pool of available drivers.  Having a sufficient number of qualified driving associates continues to be a major concern.  We have implemented a performance related bonus plan for our drivers, and could be required to create further pay incentives during 2014 given these conditions.  However, we continue to seek ways to attract and retain qualified driving associates, and are encouraged by the favorable turnover rates experienced this year.

Fuel expense, as a percentage of revenue, decreased to 22.2% in 2013, from 24.6% in 2012 as the U.S. National Average Diesel Fuel price decreased by 1.2% in 2013.  As a percentage of revenue, our fuel cost improved due to the significant revenue growth of our Non-Asset-Based segment where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, and driver training programs.  Our fuel surcharge program helps to offset increases in fuel prices but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly but typically require a specified minimum change in fuel cost to prompt a change in Asset-Based fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in Asset-Based fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, increased slightly to 6.7% in 2013 from 6.6% in 2012.  Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  Equipment maintenance costs increased, in part, due to higher routine service costs related to new technology, increased expenses to prepare trucks for sale or trade, and the effects of CSA regulations. Tight driver market conditions continued in 2013 and contributed to increased driver development and recruiting expenses.  We expect the driver market to remain competitive in 2014, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased to 3.0% for 2013 from 3.4% in 2012.  Reductions in auto liability frequency and severity resulted to lower insurance premium costs and reduced claim expense in 2013.

Operating taxes and license expense, as a percentage of revenue, decreased marginally to 1.6% for 2013 as compared to 1.7% in 2012.

Communications expense, as a percentage of revenue, remained consistent at 0.5% for 2013 and 2012.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, decreased slightly to 8.9% for 2013 from 9.1% in 2012.  This fixed cost as a percentage of total revenue was lower in 2013 due to the significant growth in our Non-Asset-Based segment, which is less capital intensive. Depreciation and amortization expense for our Asset-Based segment as a percentage of Asset-Based revenue increased to 12.6% from 12.2% in 2012. In 2013 the tractor fleet was renewed with higher priced EPA compliant engines.  The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we also added tractors with 2014 compliant engines in 2013. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment. These higher costs were partially offset by higher average revenue per tractor and an increase in revenue generated by independent contractors.  Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Non-Asset-Based operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to inflate.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors are expected to result in higher depreciation and amortization going forward.

Purchased transportation expense, as a percentage of revenue, increased to 19.6% for the year ended 2013 from 15.8% for the same period in 2012.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Asset-Based segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations and our sourcing activities in our Non-Asset-Based segment.  The overall increase in this category is primarily due to the growth in our Non-Asset-Based segment operations, which grew revenues 47.5% in 2013 compared to 24.3% growth in 2012.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Non-Asset-Based segment increased 54.5% in 2013, when compared to 2012.  Purchased transportation expense attributed to payments to independent contractors in our Asset-Based segment decreased by approximately 1.0% in 2013 from 2012.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.  We expect purchased transportation will continue to increase as a percentage of revenue if we are successful in continuing to grow our Non-Asset-Based segment.

Miscellaneous operating expenses, as a percentage of revenue, increased to 1.6% in 2013 compared to 1.2% in 2012.  Gains from sales of equipment decreased to $7.6 million in 2013, compared to $8.9 million in 2012.  Additionally, an increase in legal fees associated with defending and resolving various litigation claims resulted in higher miscellaneous operating expenses.

As a result of the above factors, our operating ratio (operating expenses expressed as a percentage of revenue) was 88.2% for 2013, compared to 88.4% for 2012.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 85.6% for both 2013 and 2012.

Net interest and other income, as a percentage of revenue, increased slightly in 2013 to 0.3% from 0.1% in 2012.   Our interest expense remained relatively constant while our borrowing capacity increased to $300.0 million from $150.0 million in 2013, and our debt balance was reduced to $38.0 million at December 31, 2013 from $80.0 million at December 31, 2012. Other income in 2013 includes realized gains from sale of available-for-sale securities and unrealized gains from our investments in TRP III using the equity method of accounting.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 40.0% for 2013 and 41.0% for 2012.

As a result of the preceding financial results, our net income attributable to Knight increased 8.1%, and our net income was 7.1% for 2013, compared to 6.8% in 2012.

Fiscal 2012 Compared to Fiscal 2011

Operating Revenue

Total revenue increased 8.1% for 2012 to $936.0 million from $866.2 million for 2011. Both our Asset-based and Non-Asset-Based segments experienced revenue growth in 2012.

Total Asset-Based revenue was $652.4 million in 2012 and $617.0 million in 2011. Asset-Based fuel surcharge revenue was $183.9 million in 2012 and $168.9 million in 2011.  Due to rising fuel prices and improvement in our freight mix and contract pricing, our Asset-Based fuel surcharge revenue increased 8.9% in 2012 from 2011.

Tractor productivity, as measured by average annual revenue, before fuel surcharge per tractor, increased 1.2% in 2012, compared to an increase of 4.0% in 2011, which was attributable to our freight mix and contract pricing as the truckload freight market continued a slow recovery.  Increased average loaded miles and improved pricing contributed to the 1.5% improvement in average revenue per total mile.  In 2012, we added 188 tractors to the average size of our fleet and maintained our non-paid empty mile percentage rate at 10.6%.  Our average freight revenue per tractor improved 1.2% from 2011 to 2012, while our average length of haul marginally decreased.  We operated an average of 4,096 tractors in 2012, an increase of 188 tractors from 2011.

Total Non-Asset-Based revenue was $99.8 million in 2012 and $80.3 million in 2011.  The revenue increase is attributable to an increase in shipment volume, which increased 7.4% in 2012 compared to 2011, and improved revenue per shipment, which increased 5.7% in 2012 compared to 2011 in our Brokerage and Intermodal businesses.

Operating Expenses

Salaries, wages and benefits expense as a percentage of revenue increased slightly to 25.5% in 2012 from 25.3% in 2011.  Costs associated with healthcare benefits provided to our employees, and accruals for workers' compensation benefits are a component of our salaries, wages and benefits in our consolidated statements of income.  Our 2012 expense in this category included a non-cash $4.0 million pre-tax ($3.9 million after tax) stock compensation charge related to the accelerated vesting of certain stock options that had been issued prior to 2009. Excluding this charge, salaries, wages and benefits expense for 2012 expressed as a percentage of revenue, remained relatively flat compared to 2011.

Fuel expense as a percentage of revenue decreased to 24.6% in 2012, from 26.1% in 2011. Fuel costs in total dollars increased as U.S. National Average Diesel Fuel price increased 3.0% in 2012.  Our fuel cost as a percentage of revenue improved due to the significant revenue growth of our Non-Asset-Based business where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives such as trailer skirts, putting newer tractors into active service, idle-control, and training programs.  Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue.  Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue.  Due to this time lag, during periods of sharply rising fuel costs, our fuel expense, net of fuel surcharge, negatively impacts our operating income, and positively impacts our operating income during periods of falling fuel costs. Fuel surcharge revenue was $183.9 million in 2012, compared to $168.9 million in 2011.

Operations and maintenance expense, as a percentage of revenue, increased to 6.6% in 2012, from 6.2% in 2011. Operations and maintenance consist of direct operating expense, maintenance, and tire expense.  Equipment maintenance costs increased in part, due to higher routine service costs related to new technology, increased expenses to prepare trucks for sale or trade, and the effects of CSA regulations. We continued to incur higher tire prices through 2012 which contributed to an average 27% increase in total tire expense in 2012, compared to 2011. General operating expenses increased related to the expansion of our network of shop facilities. Given the tight driver market, driver development and recruiting expenses were higher, and each of our operating business segments incurred increased road expenses through higher toll costs in 2012, compared to 2011.

Insurance and claims expense as a percentage of revenue declined slightly to 3.4% for 2012 from 3.5% in 2011.

Operating taxes and license expense as a percentage of revenue declined slightly to 1.7% for 2012 from 1.8% in 2011.

Communications expense as a percentage of revenue decreased slightly to 0.5% in 2012, compared to 0.6% in 2011 due to the expiration of a communication lease in 2012.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense as a percentage of revenue increased slightly to 9.1% for 2012, from 8.8% in 2011. This fixed cost was higher in 2012 as our tractor fleet was renewed with higher priced EPA compliant engines.  All of our company-owned tractor fleet is comprised of 2010 or 2007 EPA compliant engines.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule. Other factors contributing to the increase in this fixed cost were the addition of auxiliary power units, trailer skirts, and other fuel efficiency enhancing assets.  In 2012, we continued to invest in aerodynamic devices to improve trailer aerodynamics that lead to meaningful fuel efficiency improvements. These higher costs were partially offset by higher average revenue per tractor and an increase in revenue generated by independent contractors.

Purchased transportation expense as a percentage of revenue increased to 15.8% for the year ended 2012, from 14.9% for the same period in 2011. Purchased transportation is comprised of payments to independent contractors for our Dry Van, Refrigerated, and Drayage services operations, to third-party carriers in our brokerage operations, to railroads for our intermodal operations, and our sourcing activities. The increase in this category is primarily due to the growth in our Non-Asset-Based segment operations, which grew revenues 24.3% in 2012. We experienced growth in our fleet of independent contractors, which also contributed to the increase. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses as a percentage of revenue decreased slightly to 1.2% in 2012, compared to 1.3%, in 2011. Gains from sales of equipment increased to $8.9 million in 2012, compared to $6.9 million in 2011, as sales volume and average sales price improved. The increased gains were partially offset by higher computer expense, general supplies expense and bad debt expense.

As a result of the above factors, our operating ratio (operating expenses, expressed as a percentage of revenue) was 88.4% for 2012, compared to 88.5% for 2011.

Net interest and other income as a percentage of revenue dipped slightly to 0.1% in 2012 and 0.2% in 2011.  We increased our borrowing capacity in the third quarter of 2011 and utilized $80.0 million of our line of credit as at December 31, 2012, compared to $55.0 million at December 31, 2011. As a result, we incurred $457,000 in interest expense for 2012, compared to $180,000 in 2011. Other income in 2012 includes dividend income and realized gains from other long-term investment assets of $2.0 million in 2012, compared to $1.3 million in 2011.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting. Our effective tax rate was 41.0% for 2012 and 40.0% for 2011.

As a result of the preceding financial results, our net income attributable to Knight increased 6.4% and our net income, as a percentage of revenue was 6.8% for 2012, compared to 7.0% in 2011.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require significant investments.  In our Asset-Based business, where investments are substantial, the primary investments are in new tractors and trailers and, to a lesser extent, in technology, service centers, and working capital.  In our Non-Asset-Based business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $138.5 million, $150.8 million, and $160.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The decrease for 2013 is primarily due to the combination of a $11.5 million increase in income taxes paid in 2013 in comparison to 2012, and a $14.8 million increase in trade receivables in 2013 in comparison to a $2.2 million increase in 2012.

Net cash used in investing activities was approximately $85.7 million, $123.8 million, and $140.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The decrease in 2013 is mainly due to a decrease in capital expenditures.  Capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements totaled $85.4 million, $120.8 million, and $138.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $115.0 million to $125.0 million for 2014.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was approximately $57.5 million, $30.9 million, and $39.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in cash used in 2013 is primarily due to a $42.0 million debt reduction in 2013, as compared to cash inflow of $25.0 million for borrowings in 2012. The swing in cash usage for debt reduction was off-set by lower dividends paid during 2013. In 2013 we returned $19.4 million to our shareholders by way of dividends, compared to $59.1 million paid in 2012. The dividends paid in 2012 included a special dividend of $0.50 per share paid in the fourth quarter of 2012.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  As of December 31, 2013, the aggregate amount outstanding under our line of credit was $38.0 million, which is classified as a long-term liability in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $24.0 million as of December 31, 2013 and 2012.  Combining the amounts borrowed and letters of credit issued, we have $238.0 million available for future borrowing under our existing line of credit, compared with $46.0 million as of December 31, 2012.  Under our current line of credit agreement, we are obligated to comply with certain financial  and other covenants and were in compliance with those covenants as of December 31, 2013.

In September and October 2013 we acquired a total of 1,304,517 shares of USA Truck’s common stock in connection with a potential business combination with USA Truck.  USA Truck common stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  The recorded value of our USA Truck stock as of December 31, 2013, was $17.5 million, based on the $13.38 closing price of the stock on such date.  We have entered into a Voting Agreement and Standstill Agreement with USA Truck, which place certain restrictions on, among other things, our ability to vote our USA Truck stock or take certain actions with respect to potential business combinations with USA Truck.  We beneficially own more than 10% of the outstanding stock of USA Truck and, as a result, are subject to Section 16 of the Exchange Act with respect to purchases and sales of USA Truck stock.  Section 16 of the Exchange Act generally limits our ability to sell USA Truck stock within six months of purchase, which in turn limits our ability to obtain liquidity from the stock.

As of December 31, 2013, our cash and cash equivalents totaled approximately $1.0 million compared to $5.7 million as of December 31, 2012.  During the next 12 months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, periodically we have utilized operating leases to finance a portion of our revenue equipment acquisitions.  We had no leased revenue equipment in 2013 or 2012.

We lease some of our service centers and temporary trailer storage under operating leases.  These operating leases have termination dates ranging from August 2014 through 2018.  Rental payments for such facilities and trailer storage are reflected in our Consolidated Statements of Income in the “Miscellaneous operating expenses” line item on our consolidated balance sheets.  Rental payments for our facilities and trailer storage totaled $2.2 million, $2.4 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2013, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Purchase obligations(1)	$68,902	$68,902	$-	$-	$-
Long-term debt (2)	38,000	-	38,000	-	-
Investment commitments (3)	4,211	3,736	300	175	-
Operating leases – buildings & equipment	5,601	1,429	2,493	1,679	-
Dividend payable	2,216	168	384	429	1,235
Total	$118,930	$74,235	$41,177	$2,283	$1,235

(1)
Purchase obligations primarily consist of obligations to purchase revenue equipment, net of guaranteed trade-ins from contracted vendors, and a carry forward of approximately $8.5 million from 2013 contracts.

(2)	Long-term debt of $38.0 million is borrowings under our line of credit, which has maturity date of October 2016. We expect to pay-off the debt balance prior to the final maturity date.
(3)	Investment commitments primarily consist of contractual obligations for TRP III, which are subject to capital calls by TRP's manager. The expected timing of the capital calls is presented above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”) requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management evaluates these estimates and assumptions on an ongoing basis, utilizing historical experience, consultation with experts, and other methods considered reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions.  We consider our critical accounting policies to be those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 to our consolidated financial statements attached hereto.  The following discussion addresses our most critical accounting policies:

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation.  Property and equipment is depreciated to an estimated salvage value using the straight-line method over the asset's estimated useful life, which ranges from one to thirty years. Salvage values range from zero to 25% of the capitalized cost.  We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected.  This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value not reflected in our estimates, could have a material effect on our results of operations.  We continually monitor events and changes in circumstances for indications that the carrying amounts of our property and equipment may not be recoverable.  When indicators of potential impairment are present, we compare the carrying value of our assets to the fair value to determine if any impairment exists.  In the event that the carrying value exceeds the fair market value, we will adjust the property and equipment to the fair value and recognize any impairment loss.  Our assets classified as held for sale are carried at the lower of cost or net selling value.

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

Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method, in accordance with ASC 740-10, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations and because any deferred assets can be fully offset by deferred liabilities.  Accordingly, if the facts or financial results were to change in such a way as to impact the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in the appropriate period.

Management judgment is also required regarding a variety of other factors including the appropriateness of tax strategies, expected future tax consequences based on our future performance, and our likelihood of success in the event that tax strategies are challenged by taxing authorities.  We utilize certain income tax planning strategies to reduce our overall cost of income taxes.  It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes.  Significant management judgments are involved in assessing the likelihood of sustaining the strategies and determining the likely range of defense and settlement costs.  An ultimate result worse than our expectations could adversely affect our results of operations.

A tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We have not recorded any contingent liability associated with uncertain tax positions.

Share-Based Payments.  We have stock options outstanding under our stock compensation plan.  Exercises are permitted in pre-determined installments based upon a vesting schedule established at the time of grant.  Each stock option expires on a date determined at the time of the grant; expiration will not exceed ten years from the date of the grant.  The calculation of employee compensation expense involves estimates that require management judgments.  These estimates include determining the value of each of our stock options on the date of grant using a Black-Scholes option-pricing model discussed in Note 9 to the consolidated financial statements.  The fair value of our stock options is expensed on a straight-line basis, which generally range between five to seven years.  Expected volatility is based on historical volatility of our stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the rate of a zero-coupon Treasury bond on the date the stock option is granted with a maturity equal to the expected term of the stock option.  Management judgment is required to estimate stock option exercises and forfeitures within our valuation model; management bases those decisions on historical data.  The expected life of our stock option awards is derived from historical experience under our share-based payment plans and represents the period of time that we expect our stock options to be outstanding.

We have service based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of ASC 718 under which we estimate the expense.

Segment Reporting. Prior to fourth quarter 2013, we aggregated our Asset-Based and Non-Asset-Based segments in accordance with relevant accounting guidance regarding segment reporting.  Based on our most recent evaluation completed in the fourth quarter 2013, we determined that separate segment reporting between our Asset-Based business and Non-Asset-Based business is appropriate.  Please refer to Note 11 to the consolidated financial statements for more information regarding segment reporting.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-8 of this report for discussion of new accounting pronouncements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks including changes in interest rates on debt and changes in commodity prices.

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices.  We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach based on hypothetical changes in interest rates and commodity prices.  We do not enter into derivatives or other financial instruments for hedging or speculative purposes.  Because our operations are largely confined to the United States, we are not subject to a material amount of foreign currency risk.

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate set at either at the prime rate or LIBOR plus 0.75%.  Accordingly, our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2013, a 1.0% increase in our applicable interest rate would reduce pretax earnings, on an annualized basis, by approximately $0.4 million.

Historically, we have invested our excess cash primarily in highly liquid debt instruments of the United States government and its agencies, municipalities in the United States, money market funds, and equity securities (e.g., common stock).  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  Due in part to these factors, our income from investments might decrease in the future.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of December 31, 2013, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during 2013, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.6 million.

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2013 and 2012, and the related consolidated statements of income, consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm,  are set forth beginning at page F-1 in this report.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, we have established and maintain disclosure controls and procedures and internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, other members of senior management, and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures under the following circumstances:

(1)	Policies and procedures pertaining to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
Policies and procedures providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)
Policies and procedures providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

With the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our management's evaluation under the criteria set forth in the 1992 Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the internal control over financial reporting of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 28, 2014

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings “Proposal No. 1 - Election of Class I Directors,” “Continuing Directors,” “Corporate Governance - Our Executive Officers and Significant Employees; Named Executive Officers,” “Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance - Code of Ethics,” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2014 Annual Meeting of Shareholders to be held May 15, 2014.

Item 11.                      Executive Compensation

We incorporate by reference the information contained under the headings “Executive Compensation,” “Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Compensation Committee Report” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2014 Annual Meeting of Shareholders to be held May 15, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2013, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,374,846	$16.26	3,384,495
Equity compensation plans not approved by security holders	-	-	-
Total	3,374,846	$16.26	3,384,495

We have also issued restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above.  Our restricted stock units are service-based awards that vest gradually over a period ranging from five to 13 years.

We incorporate by reference the information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2014 Annual Meeting of Shareholders to be held May 15, 2014.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings “Certain Relationships and Related Transactions,” and “Corporate Governance - The Board of Directors and Its Committees” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2014 Annual Meeting of Shareholders to be held May 15, 2014.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading “Principal Accounting Fees and Services” from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2014 Annual Meeting of Shareholders to be held May 15, 2014.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.            Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

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

10.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.4 †	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.5 †	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.6 †	Form of Restricted Stock Unit Grant Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.7 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.8
Amended and Restated Credit Agreement, between Knight Transportation, Inc., and Wells Fargo Bank, National Association, dated October 21, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2013 and filed on October 23, 2013.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ Kevin P. Knight
Kevin P. Knight
Date: February 28, 2014		Chief Executive Officer, in his capacity as such
and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	February 28, 2014
Kevin P. Knight, Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Jackson	February 28, 2014
David A. Jackson, President

/s/ Adam W. Miller	February 28, 2014
Adam W. Miller, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Gary J. Knight	February 28, 2014
Gary J. Knight, Vice Chairman and Director

Randy Knight, Vice Chairman and Director

/s/ Donald A. Bliss	February 28, 2014
Donald A. Bliss, Director

/s/ G.D. Madden	February 28, 2014
G.D. Madden, Director

/s/ Kathryn Munro	February 28, 2014
Kathryn Munro, Director

/s/ Michael Garnreiter	February 28, 2014
Michael Garnreiter, Director

/s/ Richard Lehmann	February 28, 2014
Richard Lehmann, Director

/s/ Richard Kraemer	February 28, 2014
Richard Kraemer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 28, 2014

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands)

Assets	2013	2012
Current Assets:
Cash and cash equivalents	$992	$5,684
Trade receivables, net of allowance for doubtful accounts of $2,409 and $1,917, respectively	116,391	102,553
Notes receivable, net of allowance for doubtful notes receivable of $312 and $291, respectively	774	791
Related party notes and interest receivable	748	2,814
Prepaid expenses	15,026	17,035
Assets held for sale	16,476	18,362
Other current assets	11,066	12,449
Current deferred tax assets	3,359	3,409
Total current assets	164,832	163,097

Property and Equipment:
Revenue equipment	683,275	681,864
Land and land improvements	45,615	38,979
Buildings and building improvements	115,201	100,158
Furniture and fixtures	18,605	15,953
Shop and service equipment	9,564	9,065
Leasehold improvements	3,382	2,989
	875,642	849,008

Less: accumulated depreciation and amortization	(283,851)	(264,944)

Property and equipment, net	591,791	584,064
Notes receivable, long-term	4,047	3,692
Goodwill	10,257	10,276
Other long-term assets and restricted cash and investments	36,194	21,383
Total long-term assets	642,289	619,415

Total assets	$807,121	$782,512

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except par value)

Liabilities and Shareholders' Equity	2013	2012
Current Liabilities:
Accounts payable	$14,354	$11,281
Accrued payroll and purchased transportation	13,864	10,489
Accrued liabilities	18,800	16,020
Claims accrual – current portion	15,616	15,892
Dividend payable – current portion	168	141
Total current liabilities	62,802	53,823

Long-term Liabilities:
Claims accrual – long-term portion	8,889	10,340
Long-term dividend payable and other liabilities	2,486	2,638
Deferred tax liabilities	142,504	144,871
Long-term debt	38,000	80,000
Total long-term liabilities	191,879	237,849

Total liabilities	254,681	291,672

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000 shares authorized; 80,199 and 79,760 shares issued and outstanding at December 31, 2013 and 2012, respectively	802	798
Additional paid-in capital	150,079	142,837
Accumulated other comprehensive income (loss)	4,582	(302)
Retained earnings	396,032	346,899

Total Knight Transportation shareholders' equity	551,495	490,232
Noncontrolling interest	945	608
Total shareholders' equity	552,440	490,840

Total liabilities and shareholders' equity	$807,121	$782,512

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011

Revenue:
Revenue, before fuel surcharge	$791,851	$752,151	$697,286
Fuel surcharge	177,386	183,885	168,913

Total revenue	969,237	936,036	866,199

Operating Expenses:
Salaries, wages and benefits	234,306	238,266	218,686
Fuel	214,843	230,178	226,471
Operations and maintenance	64,715	61,875	53,714
Insurance and claims	29,350	32,138	30,072
Operating taxes and licenses	15,624	16,184	15,212
Communications	5,015	5,172	5,534
Depreciation and amortization	86,129	85,056	75,832
Purchased transportation	189,667	148,022	129,143
Miscellaneous operating expenses	15,679	10,878	11,514

Total operating expenses	855,328	827,769	766,178
Income from operations	113,909	108,267	100,021

Other Income (Expense):
Interest income	413	417	1,068
Interest expense	(462)	(457)	(180)
Other income	2,844	1,550	279
Total other income	2,795	1,510	1,167

Income before income taxes	116,704	109,777	101,188

Income Taxes	46,680	45,014	40,480

Net income	70,024	64,763	60,708
Net income attributable to noncontrolling interest	(742)	(646)	(460)
Net income attributable to Knight Transportation	$69,282	$64,117	$60,248

Basic Earnings Per Share	$0.87	$0.80	$0.74

Diluted Earnings Per Share	$0.86	$0.80	$0.74

Weighted Average Shares Outstanding - Basic	79,994	79,673	81,439

Weighted Average Shares Outstanding - Diluted	80,330	80,000	81,872

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011

Net income attributable to Knight Transportation	$69,282	$64,117	$60,248
Other comprehensive income, net of tax:
Unrealized gain/(loss) from available-for-sale securities	4,884	146	(455)
Comprehensive income	$74,166	$64,263	$59,793

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2010	83,693	$837	$126,975	$379,714	$7	$507,533	$(69)	$507,464
Exercise of stock options and RSUs	275	3	2,006	-	-	2,009	-	2,009
Issuance of common stock	6	-	112	-	-	112	-	112
Stock repurchases	(4,582)	(46)	-	(76,518)	-	(76,564)	-	(76,564)
Shares withheld from RSU settlement	-	-	-	(513)		(513)	-	(513)
Excess tax benefit of stock option exercises	-	-	129	-	-	129	-	129
Employee stock-based compensation expense	-	-	3,501	-	-	3,501	-	3,501
Cash dividends paid and dividends accrued	-	-	-	(19,641)	-	(19,641)	-	(19,641)
Net income attributable to Knight	-	-	-	60,248	-	60,248	-	60,248
Other comprehensive loss	-	-	-	-	(455)	(455)	-	(455)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	460	460

Balance, December 31, 2011	79,392	$794	$132,723	$343,290	$(448)	$476,359	$391	$476,750
Exercise of stock options and RSUs	359	4	3,619	-	-	3,623	-	3,623
Issuance of common stock	9	-	148	-	-	148	-	148
Shares withheld from RSU settlement	-	-	-	(650)		(650)	-	(650)
Excess tax benefit of stock option exercises	-	-	30	-	-	30	-	30
Employee stock-based compensation expense	-	-	6,317	-	-	6,317	-	6,317
Cash dividends paid and dividends accrued	-	-	-	(59,858)	-	(59,858)	-	(59,858)
Net income attributable to Knight	-	-	-	64,117	-	64,117	-	64,117
Other comprehensive income	-	-	-	-	146	146	-	146
Distribution to noncontrolling interest	-	-	-	-	-	-	(429)	(429)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	646	646

Balance, December 31, 2012	79,760	$798	$142,837	$346,899	$(302)	$490,232	$608	$490,840
Exercise of stock options and RSUs	429	4	4,341	-	-	4,345	-	4,345
Issuance of common stock	10	-	167	-	-	167	-	167
Shares withheld from RSU settlement	-	-	-	(739)	-	(739)	-	(739)
Excess tax benefit of stock option exercises	-	-	(81)	-	-	(81)	-	(81)
Employee stock-based compensation expense	-	-	2,815	-	-	2,815	-	2,815
Cash dividends paid and dividends accrued	-	-	-	(19,410)	-	(19,410)	-	(19,410)
Net income attributable to Knight	-	-	-	69,282	-	69,282	-	69,282
Other comprehensive income	-	-	-	-	4,884	4,884	-	4,884
Distribution to noncontrolling interest	-	-	-	-	-	-	(405)	(405)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	742	742

Balance, December 31, 2013	80,199	$802	$150,079	$396,032	$4,582	$551,495	$945	$552,440

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$70,024	$64,763	$60,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86,129	85,056	75,832
Gain on sale of equipment	(7,550)	(8,916)	(6,865)
Earn-out on sold investment	(467)	(216)	(115)
Gain on sale of available-for-sale securities	(1,925)	(61)	(90)
Gain from investment in Transportation Resource Partners III	(669)	(261)	(74)
Impairment of investment in Transportation Resource Partners	209	-	-
Compensation expense for issuance of common stock to certain members of board of directors	167	148	112
Provision for allowance for doubtful accounts and notes receivable	1,008	883	578
Deferred income taxes	(5,338)	(1,975)	30,412
Excess tax benefits related to stock-based compensation	-	(30)	(60)
Stock-based compensation expense	2,815	6,317	3,501
Changes in operating assets and liabilities:
Short-term investments held for trading	-	-	24,379
Trade receivables	(14,828)	(2,167)	(22,955)
Related party interest receivable	-	-	(49)
Other current assets	1,384	(2,844)	(4,888)
Prepaid expenses	2,008	(6,904)	(1,618)
Income tax receivable	-	3,821	3,092
Other long-term assets	(390)	81	(462)
Accounts payable	2,424	4,783	(3,034)
Accrued liabilities and claims accrual	3,517	8,342	2,293
Net cash provided by operating activities	138,518	150,820	160,697

Cash Flows From Investing Activities:
Purchases of property and equipment	(140,612)	(160,633)	(172,916)
Proceeds from sale of equipment/assets held for sale	55,244	39,789	34,608
Purchase of long-term available-for-sale securities	(10,035)	(2,033)	(313)
Cash proceeds from sale of available-for-sale securities	8,782	112	440
Cash receipt from notes receivable	2,383	1,856	2,674
Cash payment for notes receivable	(646)	(366)	(1,951)
Cash proceeds from related party notes receivable	1,570	54	219
Contributions to Transportation Resource Partners	(3,201)	(2,382)	(2,316)
Return of investment in Transportation Resource Partners	467	216	115
Change in restricted cash and investments	343	(416)	(651)
Net cash used in investing activities	(85,705)	(123,803)	(140,091)

Cash Flows From Financing Activities:
Dividends paid	(19,445)	(59,141)	(19,540)
Payments to repurchase company stock	-	-	(76,564)
Excess tax benefits related to stock-based compensation	-	30	60
(Payments of) proceeds from borrowing on line of credit	(42,000)	25,000	55,000
Cash distribution to noncontrolling interest holder	(405)	(429)	-
Proceeds from exercise of stock options	4,345	3,623	2,009
Net cash used in financing activities	(57,505)	(30,917)	(39,035)

Net decrease in Cash and Cash Equivalents	(4,692)	(3,900)	(18,429)
Cash and Cash Equivalents, beginning of year	5,684	9,584	28,013
Cash and Cash Equivalents, end of year	$992	$5,684	$9,584

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$2,892	$2,206	$10,029
Dividend accrued for restricted stock units	$2,216	$2,251	$1,534
Transfer from property and equipment to assets held for sale	$40,422	$34,244	$35,540
Financing provided to independent contractors for equipment sold	$1,731	$1,200	$2,359
Cash flow information:
Income taxes paid	$51,904	$40,422	$6,828
Interest expense paid	$450	$475	$154

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1.           Organization and Summary of Significant Accounting Policies

a.           Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the "Company") is a short to medium-haul truckload carrier of general commodities and transportation logistics services provider headquartered in Phoenix, Arizona.  The Company also has service centers located throughout the United States.  The Company has two reportable segments, Asset-Based and Non-Asset-Based.  The Asset-Based segment provides truckload carrier dry van, temperature-controlled (refrigerated), and drayage services, and the Non-Asset-Based segment provides logistics, freight management, brokerage, rail intermodal, and other non-trucking services.  The Company is subject to regulation by the U.S. Department of Transportation, U.S. Environmental Protection Agency, U.S. Department of Homeland Security, and various state regulatory authorities.

b.           Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include Knight Transportation, Inc. and its wholly owned and controlled subsidiaries.  The Company's non-controlling interests in subsidiaries are not significant.  All intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Estimates and assumptions equally apply to the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash, money market funds, and short-term, highly liquid instruments with insignificant interest rate risk and original maturities of three months or less.  Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation ("FDIC") limits or may be invested in sweep accounts that are not insured by the institution, the FDIC or any other government agency.

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program.  Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 2% to 20%.  The Company had 117 and 126 loans outstanding from independent contractors and third parties as of December 31, 2013 and 2012, respectively.

The notes receivable balances are classified separately between current and long-term notes in the consolidated balance sheets.  The current and long-term balances of our notes receivables as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Notes receivable from independent contractors	$503	$605
Notes receivable from third parties	4,630	4,169
Gross notes receivable	5,133	4,774
Allowance for doubtful notes receivable	(312)	(291)
Total notes receivable, net of allowance	$4,821	$4,483

Current portion, net of allowance	774	791
Long-term portion	$4,047	$3,692

Assets Held for Sale - The Company had $16.5 million and $18.4 million of revenue equipment not being utilized in operations, which is classified as assets held for sale, as of December 31, 2013 and 2012, respectively.  Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs and are not subject to depreciation.  The Company periodically reviews the carrying value of these assets for possible impairment.  No impairment was recorded in 2013 or 2012.  The Company expects to sell these assets within 12 months.

Other Current Assets - Included in other current assets are inventories of tires, spare parts, and fuel.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Property and equipment is depreciated to estimated salvage values using the straight-line method of depreciation over the following estimated useful lives:

Years
Land improvements	5 - 10
Buildings and improvements	15 - 30
Furniture and fixtures	3 - 10
Shop and service equipment	2 - 5
Revenue equipment	5 - 10
Leasehold improvements	1 - 5

The Company expenses repairs and maintenance as incurred.  For the years ended December 31, 2013, 2012, and 2011, repairs and maintenance expense totaled approximately $30.5 million, $30.4 million, and $24.2 million, respectively.  The expense is included in operations and maintenance expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash and Investments include:

	2013	2012
	(In thousands)
Investment in Transportation Resource Partners (TRP)	$2,035	$2,246
Investment in Transportation Resource Partners III (TRP III)	11,440	7,568
Restricted Cash and Investments	3,603	3,947
Available-For-Sale Equity Securities	17,454	6,369
Other	1,662	1,253
	$36,194	$21,383

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor. The Company contributed $142,000 to TRP as an additional investment in 2011, and no additional contributions were made in 2012 or 2013. The Company received additional earn-outs of $467,000, $216,000, and $115,000 in 2013, 2012, and 2011, respectively, for disposed portfolios. The earn-outs are recognized as gains in the year received. The Company also recorded a $209,000 impairment in 2013 for an other-than-temporary loss in its investment, resulting from unrealized losses on the investments remaining within the TRP portfolio. The Company's ownership interest in TRP is approximately 1.9%, with a carrying value of $2.0 million and $2.2 million at December 31, 2013 and 2012, respectively.

In the fourth quarter of 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $10.8 million to TRP III, leaving an outstanding commitment of $4.2 million as of December 31, 2013. The investment in TRP III is accounted for using the equity method. The Company has recorded income of approximately $669,000, $261,000, and $74,000 for its investment in TRP III for years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, the investment balance in TRP III was $11.4 million, compared to $7.6 million at December 31, 2012.  The Company's ownership interest was approximately 6.1% as at December 31, 2013.

Restricted Cash and Investments – In connection with the Company's self-insurance program, $3.6 million and $3.9 million have been set aside in escrow accounts to meet statutory requirements as of December 31, 2013 and 2012, respectively.

In accordance with the provisions of ASC 210, Balance Sheet, and ASC 320, Investments – Debt and Equity Securities, the Company's investments in debt or equity securities are classified as either trading securities, held-to-maturity securities, or available-for-sale securities, based on the Company's intent with respect to those securities.  Investments in debt and equity securities are classified as trading securities if they are held principally for the purpose of selling in the near term.  Investments in debt securities are classified as held-to-maturity if the Company has the positive intent to hold such securities to maturity and the ability to do so.  Investments in debt and equity securities not classified as trading or held-to-maturity are classified as available-for-sale.

Impairment of Long-Lived Assets – ASC 360-10, Property, Plant and Equipment, provides a single accounting model for the assessment of impairment of long-lived assets.  In accordance with ASC 360-10, Long-lived Assets, such as property and equipment and purchased intangibles to be held and used in operations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Long-lived assets are grouped at the lowest level at which identifiable cash flows are largely independent when assessing impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets classified as held for sale are not depreciated and are presented in the Company's consolidated balance sheets at the lower of the carrying amount or fair value less costs to sell.  Revenue equipment classified as held for sale is presented in "assets held for sale" on the Company's consolidated balance sheets.  Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability in order to meet its obligations when they become due.  In the opinion of management, based upon current information, the carrying amount of long-lived assets will be recovered by future cash flows generated through the use of such assets over their respective estimated useful lives.

Goodwill & Intangibles, net - Goodwill is not amortized, but it is reviewed for impairment at least annually (December 31), or more frequently should any of the circumstances listed in ASC 350-20, Goodwill, occur.  The standard permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment test as prescribed in ASC 350-20.  Goodwill is required to be tested for impairment at the reporting unit level utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value of such unit, including goodwill.  No impairment is recognized if the fair value exceeds the carrying value; however, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired.  The amount, if any, of the impairment would then be measured in the second step.  The Company completed this annual test as of December 31, 2013, and no adjustment for impairment was determined to be necessary.  The Company has no accumulated goodwill impairment loss from prior years.

During fiscal year 2006, the Company recorded approximately $1.8 million of goodwill and $310,000 of finite lived intangible assets in connection with the acquisition of most of the trucking assets of Roads West.  In 2007, the Company paid Roads West $135,000 for an earn-out, representing the final earn-out under the purchase agreement.  The earn-out paid in 2007 was recorded as additional goodwill related to this acquisition.  The basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill.  Under this circumstance, ASC 740, Income Taxes, requires that the goodwill be separated into two components for the acquisitions before the adoption of ASC 805, Business Combination.  The first component is equivalent to book goodwill, and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established.  The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized.  The tax benefit from the recognition of the amortization of the second component on the tax return is treated as a reduction in the book basis of goodwill.  The finite lived intangible portion was amortized using the straight-line method over a five-year period, and was fully amortized as of December 31, 2011.

The changes in the carrying amounts of goodwill were as follows:

	2013	2012
	(In thousands)
Goodwill at beginning of period	$10,276	$10,295
Amortization relating to deferred tax assets	(19)	(19)
Goodwill at end of period	$10,257	$10,276

Claims Accrual - The claims reserves represent accruals for estimated pending claims within the self-insured retention ("SIR"), including adverse development of known claims and incurred but not reported claims.  These estimates are based on the Company's claims experience, including claims settlement patterns, historical payment trends, the experience/knowledge of the Company's self-administered claims as well as that of the third-party administrator as it relates to workers' compensation claims, along with assumptions about future events. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported, and the expected costs to settle or pay outstanding claims.  Changes in assumptions and changes in actual experience could cause these estimates to change significantly in the near term.  A higher SIR may cause assumptions and estimates to vary more unpredictably than a lower SIR.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  These conditions are met upon delivery.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, the Company accounts for revenue from our Asset-Based operations, our Non-Asset-Based operations, and revenue on freight transported by independent contractors on a gross basis.  The Company is the primary obligor in the arrangements, the Company has the ability to establish prices, the Company has discretion in selecting the independent contractor or other third-party that will perform the service, the Company has the risk of loss in the event of cargo claims, and the Company bears credit risk with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with Brokerage and Intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

Allowance for Doubtful Accounts - Revenue is recognized when freight is delivered, creating a credit sale and an account receivable.  Credit terms for customer accounts are typically on a net 30 day basis.  The Company establishes an allowance for doubtful accounts based on historical experience and any known trends or uncertainties related to customer billing and account collectability.  The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for doubtful accounts. Historically, the Company has not had significant losses related to uncollectible accounts.

Allowance for Doubtful Notes Receivable - The Company evaluates the collectability of notes and finance lease receivables on a customer-by-customer basis.  The Company establishes an allowance for credit losses based on specific customer circumstances, payment patterns, credit risk changes, and historical loss experience.  The Company reviews the adequacy of its allowance for doubtful notes receivable quarterly. Uncollectible accounts are written off when deemed uncollectible, and notes receivable are presented net of an allowance for doubtful accounts. Historically, the Company has not had significant losses related to uncollectible accounts.

Income Taxes - The Company accounts for income taxes under the asset and liability method.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

The Company records a valuation allowance for deferred tax assets to the extent it believes these assets are not more likely than not to be realized.  In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations.  A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Financial Instruments - The Company's financial instruments include cash equivalents, investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable, and long-term debt.  Due to the short-term nature of cash equivalents, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value.  Available-for-sale and trading securities consist of marketable equity and debt securities stated at fair value. Due to the variable interest rate, the fair value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable.  Revenue for the Company's three largest customers accounted for approximately 11%, 10% and 12% of the total revenue for the years ended 2013, 2012 and 2011, respectively.  As of December 31, 2013, balances due from the three largest customers account for approximately 6.5% of the total trade receivable balance, compared to 7.7% as of December 31, 2012.  Revenue from the Company's single largest customer represented approximately 4% of total revenue for the years ended December 31, 2013 and 2012, and approximately 5% for the year ended 2011.  The balance due from the single largest customer accounts for approximately 1.2% of the total trade receivable balance as of December 31, 2013, compared to 1.3% as of December 31, 2012.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2013, 2012, and 2011 are as follows (in thousands, except per share data):

	2013			2012			2011
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$69,282	79,994	$0.87	$64,117	79,673	$0.80	$60,248	81,439	$0.74
Effect of stock options & restricted stock	-	336		-	327		-	433
Diluted EPS	$69,282	80,330	$0.86	$64,117	80,000	$0.80	$60,248	81,872	$0.74

Certain shares of common stock were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  A summary of those options for the twelve months ended December 31, 2013, 2012, and 2011, respectively, is as follows:

	2013	2012	2011
Number of anti-dilutive shares	1,917,020	1,926,298	2,655,814

New Accounting Pronouncements

In December 2013, the FASB issued ASU No. 2013-12, Definition of a Public Entity.  This ASU intends to improve U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance.  The amended definition specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity.  The definition also addressed consolidated subsidiaries of public companies, stating that such an entity is not considered a public business entity for purposes of its stand-alone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC.  There is no actual effective date for the amendment, however the term public business entity will be used in certain ASU's going forward.

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income.  This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The new guidance is effective for fiscal years beginning after December 15, 2012.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2013 and December 31, 2012.

			Level One		Level Two		Level Three
	Balance at December 31, 2013	Balance at December 31, 2012	Balance at December 31, 2013	Balance at December 31, 2012	Balance at December 31, 2013	Balance at December 31, 2012	Balance at December 31, 2013	Balance at December 31, 2012
	(In thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$17,454	$6,369	$17,454	$6,369	-	-	-	-
Restricted cash and investments:
Money market funds	$1,371	$1,231	$1,371	$1,231	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,232	$2,716	-	-	$2,232	$2,716	-	-

At December 31, 2013, the Company had $17.5 million of marketable equity securities that were classified as available-for-sale securities and carried at fair value, with unrealized gains and losses recorded as a component of accumulated other comprehensive income in shareholders' equity.  Realized gains and losses, and declines in value judged to be other-than-temporary, on available-for-sale securities are included in the determination of net income.  For the year ended December 31, 2013, realized gains from sales of available-for-sale securities of approximately $1.2 million, net of tax impact of $0.7 million, were reclassified from accumulated other comprehensive income and included in net income.  Current period changes in unrealized gains from available-for-sale securities of approximately $3.7 million, net of tax impact of $2.3 million were recorded during 2013. The Company used specific identification to determine the amount reclassified out of accumulated other comprehensive income into earnings. As of December 31, 2013, these available-for-sale marketable equity securities are included in "Other long-term assets and restricted cash."  Accumulated unrealized income of $4.6 million net of an estimated tax impact of $2.8 million, are included in accumulated other comprehensive income as at December 31, 2013, and accumulated unrealized losses of $302,000, net of an estimated tax impact of $185,000, was included in accumulated other comprehensive loss as at December 31, 2012.

3.           Line of Credit and Long-Term Debt

The Company maintained a revolving line of credit with Wells Fargo Bank, which permitted revolving borrowings and letters of credit.  Previously, the line of credit had been maintained at $150.0 million with interest at either the prime rate, or LIBOR plus 0.625%.  In October 21, 2013, the Company increased this limit to $300.0 million, and going forward it will bear interest at either the prime rate, or LIBOR plus 0.750%, determined at the time of borrowing, and has a maturity date of October 21, 2016.  The Company had $38.0 million and $80.0 million outstanding under the line of credit as of December 31, 2013 and 2012, respectively.  The weighted average variable annual percentage rate ("APR") for amounts borrowed in 2013 was 1.04%, and 0.94% for amounts borrowed in 2012.  Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets.  In connection with our self-insurance program, as of December 31, 2013, the Company also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities.  Considering the increase in the line of credit limit noted above, the Company has $238.0 million available for future borrowings.  The Company is obligated to comply with certain financial and other covenants under the line of credit agreement and was in compliance with such covenants at December 31, 2013.

4.           Income Taxes

Income tax expense consists of the following (in thousands):

	2013	2012	2011
Current income taxes:
Federal	$46,445	$42,280	$6,466
State	5,573	4,709	3,602
	52,018	46,989	10,068
Deferred income taxes:
Federal	(5,520)	(2,403)	30,087
State	182	428	325
	(5,338)	(1,975)	30,412
	$46,680	$45,014	$40,480

The effective income tax rate is different than the amount that would be computed by applying statutory corporate income tax rates to income before income taxes.  The differences are summarized as follows (in thousands):

	2013	2012	2011
Tax at the statutory rate (35%)	$40,846	$38,422	$35,416
State income taxes, net of federal benefit	3,804	3,489	2,667
Nondeductible driver per diem	1,807	1,989	1,984
Other, net	223	1,114	413
	$46,680	$45,014	$40,480

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Short-term deferred tax assets (liabilities):
Claims accrual	$2,460	$2,317
Stock options	2,254	2,257
Other	882	1,137
Prepaid expenses deducted for tax purposes	(2,237)	(2,302)
Short-term deferred tax assets, net	$3,359	$3,409

Long-term deferred tax liabilities (assets):
Property and equipment depreciation	$143,488	$150,525
Claims accrual	(984)	(5,654)
Long-term deferred liabilities, net	$142,504	$144,871

For the years ended December 31, 2013, 2012, and 2011, the Company does not have any uncertain tax positions, nor any unrecognized tax benefits based upon an analysis of the Company’s historic and future tax positions.  There are no tax uncertainties for which it is reasonably possible an amount of unrecognized tax benefit should be recognized.  Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC Topic 740.

The Company files federal and state income tax returns with varying statutes of limitations.  The 2010 through 2013 tax years generally remain subject to examination by the federal authority, and the 2009 through 2013 tax years generally remain subject to examination by state tax authorities.  The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's purchase commitments for 2014 total $68.9 million, which primarily consists of revenue equipment, net of equipment trade-ins from contracted vendors, and a carry forward of approximately $8.5 million from 2013 contracts.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to the scheduled production.

b.           Investment Commitments

The Company’s commitment to invest in Transportation Resource Partners ("TRP") is $5.5 million.  The carrying value of the Company's investment in TRP was $2.0 million at December 31, 2013 and $2.2 million at December 31, 2012.  The Company’s commitment to invest in Transportation Resource Partners III, LP ("TRP III") is $15.0 million.  As of December 31, 2013, the Company has contributed approximately $10.8 million to TRP III, leaving an outstanding commitment of $4.2 million as of December 31, 2013.

c.           Operating Leases

The Company periodically leases certain service center building facilities under non-cancelable operating leases.  The Company also has operating leases for trailer storage.  Rent expense under operating leases was approximately $2.2 million, $2.4 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Rent expense for these facilities is included as an operating expense under "Miscellaneous operating expenses" on the Company's consolidated statements of income.

Periodically the Company leases revenue equipment and communication equipment under non-cancelable operating leases.  The Company did not lease any revenue equipment under non-cancelable operating leases in 2013, 2012, or 2011. Communication equipment under non-cancelable operating leases expired in 2012.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

Year Ending December 31,	Amount (In thousands)
2014	$1,429
2015	1,255
2016	1,238
2017	1,272
2018 & thereafter	407
Total	$5,601

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

The Company is also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items.  Based on its knowledge of the facts and advice of outside counsel, management does not believe the outcome of the litigation is likely to have a materially adverse effect on the Company's financial position or results of operations.  However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

6.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a SIR policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, the Company has been responsible for aggregate losses up to $1.5 million.  For the policy year February 1, 2013 to January 31, 2014 the Company's SIR was $3.0 million with no responsibility for additional aggregate losses.  For the policy period February 1, 2014 to March 1, 2015 the Company's SIR is $2.5 million with no additional responsibility for "aggregate" losses.  The Company is also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts.  The Company's insurance policies provide for excess personal injury and property damage liability up to a total of $105.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.

The Company also maintains excess coverage for employee medical expenses and hospitalization.  The self- retention amount for employee medical health was $225,000 per claimant for 2013 and 2012, and will remain this amount for 2014.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Auto reserves	$15,432	$15,333
Workers' compensation reserves	6,479	8,887
Employee medical reserves	2,594	2,012
Total reserves	$24,505	$26,232

Current portion	$15,616	$15,892
Long-term portion	$8,889	$10,340

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Beginning Balance	$26,232	$21,568
Provisions recorded	43,797	52,140
Claims paid and direct expenses	(45,524)	(47,476)
Total reserves	$24,505	$26,232

The provision recorded for the year ended December 31, 2013 is comprised of $29.1 million for insurance and claims expense, which is included in the "Insurance and claims" line of the consolidated statements of income, $5.5 million for workers' compensation expense~~,~~ and $9.2 million for medical expense, both of which are included in the "Salaries, wages and benefits" line of the consolidated statements of income.  The provision recorded for the year ended December 31, 2012 is comprised of $32.1 million for insurance and claims expense, $6.1 million for workers' compensation expense, and $13.9 million for medical expense.

7.           Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, ("USW") a company that transacted business with our drayage operation, and in which Larry

Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance including interest due from USW at December 31, 2013, was approximately $748,000, compared to approximately $2.8 million at December 31, 2012. The principal loan and interest balance is recorded in "Related party notes and interest receivable" on our consolidated balance sheets.

Subsequent to the year-ended December 31, 2013, the Company received full payment for the remaining balance of the loan to USW.

8.           Shareholders' Equity

During 2013, 2012, and 2011, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares.  The table below reflects this activity for the years as presented.

	2013	2012	2011
Annual director fees paid through stock issuance	$167,946	$148,437	$112,493
Shares of common stock issued	9,885	9,040	6,495
Dividends paid per common share	$0.24	$0.74	$0.24

9.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

In May 2012, our shareholders approved the 2012 Equity Compensation Plan (the "2012 Plan").  The 2012 Plan replaced the Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan continue in force and effect, but any grants of stock-based compensation after May 18, 2012, were made under the 2012 Plan.

The 2012 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to each grant and the terms and conditions of each grant, subject to the general limitations of the 2012 Plan, but in any calendar year, no single grant may exceed 650,000 shares.  The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, restricted stock units or stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the "Code") and are subject to restrictions within the Code.  Vesting schedules for grants are set by the Compensation Committee and vary according to the goals of the grant.  Grants, including stock options, must be granted with exercise price equal to the fair market value, determined by the closing price of the stock on the date the grant is made, as reported by the New York Stock Exchange.  The exercise price of stock options granted may not be modified.  Most stock options granted by the Company cannot be exercised until at least one (1) year after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement.  The 2012 Plan reserves 4 million shares for the grant of equity compensation awards, of which 200,000 shares are reserved for issuance to outside directors.  The 2012 Plan will terminate on May 16, 2022.

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

Stock-based compensation charges were approximately $2.8 million, $6.3 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, which reduced income from operations accordingly.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2012, the Compensation Committee of the Board of Directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in that year.

The Company received $4.3 million, $3.6 million, and $2.0 million in cash from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively.  There was no excess tax benefit in 2013 and the excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the years ended December 31, 2012 and 2011, was approximately $30,000, and $60,000, respectively.  This tax benefit also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount for all years presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2013	2012	2011
Dividend yield (1)	1.54%	N/A	1.58%
Expected volatility (2)	24.92%	N/A	33.73%
Risk-free interest rate (3)	0.34%	N/A	0.38%
Expected terms (4)	2.74 years	N/A	3.92 years
Weighted average fair value of options granted	$2.25	N/A	$3.48

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data for the past seven years to through the end of the most recent period to estimate expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)
The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on historical exercise behavior for the past seven years through the end of the most recent period.

As of December 31, 2013, there was $1.2 million of unrecognized compensation cost related to unvested stock option compensation awards granted under the 2012 Equity Compensation Plan and our prior stock option plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years, and a total period of 3.9 years.

A summary of the award activity for the years ended December 31, 2013, 2012, and 2011 is presented below:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,424,806	$15.99	3,823,585	$15.80	4,144,476	$15.68
Granted	429,800	15.62	-	$0.00	109,500	$15.15
Exercised	(345,302)	12.60	(281,993)	$12.85	(189,788)	$10.53
Forfeited and Expired	(134,458)	16.78	(116,786)	$17.13	(240,603)	$16.72

Outstanding at end of year	3,374,846	16.26	3,424,806	$15.99	3,823,585	$15.80

Vested and exercisable at end of year	2,828,245	16.27	3,174,843	$15.86	2,314,558	$15.32

Weighted average fair value of options granted during the period		2.25		N/A		$3.48

As of December 31, 2013, the number of options that were currently vested and expected to become vested was 3,330,735.  These options have a weighted-average exercise price of $16.27, a weighted-average contractual remaining term of 3.08 years, and an aggregate intrinsic value of $7.1 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2013:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$8.42 - 10.52	2,610	0.34	$10.37	2,610	$10.37
$10.53 - 12.63	181,664	0.45	$11.80	181,664	$11.40
$12.63 - 14.73	160,690	1.42	$14.45	156,790	$14.47
$14.74 - 16.83	1,702,830	3.08	$15.44	1,271,209	$15.40
$16.84 - 18.94	1,294,052	3.77	$18.11	1,186,972	$18.04
$18.95 - 21.05	33,000	2.84	$20.03	29,000	$20.14
Overall Total	3,374,846	3.12	$16.26	2,828,245	$16.27

The total intrinsic value of options exercised during the twelve-month period was $1.5 million, $1.3 million, and $1.2 million in 2013, 2012, and 2011, respectively.  Based on the market price as of December 31, 2013, the intrinsic value of options outstanding as of December 31, 2013 was approximately $7.3 million, and the intrinsic value of options exercisable for the same period was approximately $6.0 million.  The weighted average remaining contractual life as of December 31, 2013 for vested and exercisable options is 2.71 years.

Since 2009, the Company has issued restricted stock units (RSUs) to its employees.  The Company's RSU program consists of service based awards that vest gradually over a period ranging from 5 to 13 years.  In 2011, the Company issued 123,500 RSUs with a market value ranging from $14.96 to $15.15 per share based on the closing market price on the date of issuance.  In 2012, the Company issued 41,000 RSUs with a market value of $16.76 per share based on the closing market price on the date of issuance.  In 2013, the Company issued 183,111 RSUs with a market value of $15.95 per share based on the closing market price on the date of issuance.  Stock compensation expense for these RSUs is being amortized using the straight-line method over the vesting period.  As of December 31, 2013, the Company had approximately $15.8 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 4.4 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock.  Accrued dividends are paid to recipients as the RSUs vest.  Accrued dividends are forfeited if RSUs are canceled or terminated.  Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1
Unvested at January 1,	1,210,532	$16.04	1,325,817	$16.01	1,364,560	$16.11
Granted	183,111	$15.95	41,000	$16.76	123,500	$15.03
Vested	(130,265)	$16.01	(114,605)	$16.00	(81,513)	$16.11
Forfeited and Expired	(49,680)	$15.75	(41,680)	$15.97	(80,730)	$16.07

Outstanding (unvested) at end of year	1,213,698	$16.04	1,210,532	$16.04	1,325,817	$16.01

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 19 years of age or older and have completed one year of service with the Company.  The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $850 annually per employee.  The Plan also provides for a discretionary matching contribution.  In 2013, 2012, and 2011, there were no discretionary contributions.  Employees' rights to employer contributions vest after five years from their date of employment.  The

Company's mandatory matching contribution was approximately $326,000, $266,000, and $273,000 in 2013, 2012, and 2011, respectively.

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

Under the share repurchase program, the Company repurchased 4,582,400 shares of the Company's common stock in the open market for approximately $76.6 million for the year ended December 31, 2011, and no shares were repurchased in the years ended December 31, 2012 or 2013.  The shares acquired have been retired and are available for future issuance.  The purchases were made in accordance with Securities and Exchange Commission Rule 10b-18, which limits the amount and timing of repurchases.  As of December 31, 2013, there were 7,438,556 shares remaining for future purchases under the repurchase program.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

11.           Segment Information

The Company has two operating segments:  (i) the Asset-Based segment comprised of three operating units (Dry Van, Refrigerated, and Drayage), and (ii) the Non-Asset-Based segment comprised of two operating units (Brokerage and Intermodal). The Company also provides logistics, freight management and other non-trucking services through its Non-Asset-Based businesses. Through its Asset-Based and Non-Asset-Based segment capabilities, the Company is able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Prior to fourth quarter 2013, the Company aggregated the Asset-Based and Non-Asset-Based segments in accordance with relevant accounting guidance regarding segment reporting.  Based on the Company's 2013 evaluation, the Company concluded that because of evolving events and changes to its business, that separate segment reporting of the Company's Asset-Based business and Non-Asset-Based business is appropriate.

The Company, in determining its reportable operating segments, focuses on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to the Company’s operations.

The Company’s operating segments provide transportation and related services for one another.  Such services are billed at cost, and no profit is earned.  Such intersegment revenues and expenses are eliminated in the Company’s consolidated results.

Asset-Based Segment Information

The Asset-Based trucking units operate large modern company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Asset-Based trucking services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

The primary measurement the Company uses to evaluate the profitability of the Asset-Based segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in the Company’s industry (operating expenses, net of Asset-Based fuel surcharge revenue, expressed as a percentage of Asset-Based revenue, excluding Asset-Based fuel surcharge revenue).  The Company believes the second method allows them to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare operating ratio using both methods.

The following table sets forth the Asset-Based segment operating ratio on a GAAP basis.

	2013		2012		2011
Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$822,188		$836,357		$785,989
Operating expenses	716,021	87.1	733,344	87.7	691,006	87.9
Operating income	$106,167		$103,013		$94,983

The following table sets forth the Asset-Based segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

	2013		2012		2011
Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$822,188		$836,357		$785,989
Less: Asset-Based fuel surcharge revenue	(177,386)		(183,885)		(168,913)
Less: Intersegment transactions(1)	(120)		(112)		(82)
Revenue, net of fuel surcharge and intersegment transactions(1)	644,682		652,360		616,994
Operating expenses	716,021		733,344		691,006
Less: Asset-Based fuel surcharge revenue	(177,386)		(183,885)		(168,913)
Less: Intersegment transactions(1)	(120)		(112)		(82)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	538,515	83.5	549,347	84.2	522,011	84.6
Operating income	$106,167		$103,013		$94,983

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

The Company’s Asset-Based segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Asset-Based Segment was approximately $81.0 million, $79.7 million, and 72.5 million in 2013, 2012, and 2011, respectively.

Non-Asset-Based Segment Information

Non-Asset-Based revenue is generated primarily by the Brokerage and Intermodal operating units, which charges a predetermined rate per mile or per load for arranging freight transportation for its customers. The Company also provides logistics, freight management and other non-trucking services through its Non-Asset-Based business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Non-Asset-Based revenue is mainly affected by the rates the Company is able to negotiate with clients, the freight volumes that are shipped through third-party capacity providers and the Company’s ability to secure qualified third-party capacity providers to transport customer freight.  This segment has seen continued growth in the number of shipments serviced by the Brokerage and Intermodal operating units, and contributed to the improved productivity and revenue realized in 2013.

The following table sets forth the Non-Asset-Based segment revenue, other operating expenses, and operating income.

	2013		2012		2011
Non-Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$151,194		$105,794		$86,449
Other operating expenses	143,452	94.9	100,540	95.0	81,411	94.2
Operating income	$7,742		$5,254		$5,038

The following table sets forth the Non-Asset-Based revenue, operating expenses, and operating income, excluding intersegment transactions.

	2013		2012		2011
Non-Asset-Based (amounts in thousands)	$	%	$	%	$	%
Revenue	$151,194		$105,794		$86,449
Less: Intersegment transactions	(4,025)		(6,003)		(6,157)
Revenue excluding intersegment transactions	147,169		99,791		80,292
Operating expenses	143,452		100,540		81,411
Less: Intersegment transactions	(4,025)		(6,003)		(6,157)
Operating expenses excluding intersegment transactions	139,427	94.7	94,537	94.7	75,254	93.7
Operating income	$7,742		$5,254		$5,038

The Company primarily measures the Non-Asset-Based segment's profitability by reviewing the gross margin percentage (revenue, less purchased transportation expense, expressed as a percentage of revenue) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  The Company’s third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and the operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for the Company’s Brokerage and Intermodal businesses.

	2013	2012	2011
Brokerage gross margin percent (1)	13.3%	13.6%	11.7%
Intermodal gross margin percent(1)	10.7%	12.0%	8.2%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

The Company’s Non-Asset-Based segment does not require significant capital expenditures and is not asset-intensive like the Asset-Based segment.  Total Non-Asset-Based segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which totaled to approximately $5.1 million, $5.3 million, and $3.3 million in 2013, 2012, and 2011, respectively.

No segmental asset information is provided as the company does not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

12.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2013 and 2012 (amount in thousands, except per share data):

	2013
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	189,600	200,104	195,847	206,300
Income from operations	25,544	31,925	24,274	32,165
Net income attributable to Knight	15,183	18,939	15,059	20,101
Earnings per common share:
Basic	$0.19	$0.24	$0.19	$0.25
Diluted	$0.19	$0.24	$0.19	$0.25

	2012
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$175,599	$188,838	$192,550	$195,164
Income from operations	$19,834	$32,103	$27,767	$28,564
Net income attributable to Knight	$10,546	$19,289	$16,584	$17,698
Earnings per common share:
Basic	$0.13	$0.24	$0.21	$0.22
Diluted	$0.13	$0.24	$0.21	$0.22

13.           Subsequent Events

In preparing these financial statements, the Company has evaluated events after December 31, 2013.  As described in Note 7, "Related Party Transactions," of these financial statements, subsequent to the year-end, the Company has received payment of $748,452 from one of the members of US West Agriculture Exporters, LLC, representing full payment for the outstanding loan balance as of December 31, 2013.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2013	$1,917	$952	$(460)	$2,409
Year ended December 31, 2012	$1,651	$931	$(665)	$1,917
Year ended December 31, 2011	$2,355	$326	$(1,030)	$1,651

	Balance at Beginning of Period	Provision for Credit Losses	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2013	$291	$55	$(34)	$312
Year ended December 31, 2012	$416	$(48)	$(77)	$291
Year ended December 31, 2011	$480	$252	$(316)	$416

EXHIBIT INDEX

Exhibit Number	Descriptions

3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
3.2	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
4.1	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)
4.2	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)
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

10.3 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.4 †	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.5 †	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.6 †	Form of Restricted Stock Unit Grant Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.7 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.8
Amended and Restated Credit Agreement, between Knight Transportation, Inc., and Wells Fargo Bank, National Association, dated October 21, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2013 and filed on October 23, 2013.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
†	Management contract or compensatory plan or arrangement.