Form 10-Q
period 2014-03-31
KNIGHT TRANSPORTATION INC
filed 2014-05-12
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2014, was 80,818,638 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,601	$992
Trade receivables, net of allowance for doubtful accounts of $2,636 and $2,409 respectively	123,015	116,391
Notes receivable, net of allowance for doubtful notes receivable of $296 and $312 respectively	773	774
Related party notes and interest receivable	-	748
Prepaid expenses	17,784	15,026
Assets held for sale	14,055	16,476
Other current assets	9,548	11,066
Current deferred tax assets	3,544	3,359
Total current assets	178,320	164,832

Property and Equipment:
Revenue equipment	673,457	683,275
Land and land improvements	46,504	45,615
Buildings and improvements	116,342	115,201
Furniture and fixtures	14,239	18,605
Shop and service equipment	9,545	9,564
Leasehold improvements	3,000	3,382
Gross property and equipment	863,087	875,642
Less: accumulated depreciation and amortization	(279,757)	(283,851)
Property and equipment, net	583,330	591,791
Notes receivable, long-term	3,850	4,047
Goodwill	10,252	10,257
Other long-term assets and restricted cash and investments	38,443	36,194
Total assets	$814,195	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	March 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,204	$14,354
Accrued payroll and purchased transportation	16,511	13,864
Accrued liabilities	31,683	19,062
Claims accrual – current portion	16,516	15,616
Dividend payable – current portion	187	168
Total current liabilities	78,101	63,064

Long-term Liabilities:
Claims accrual – long-term portion	9,513	8,889
Long-term dividend payable and other liabilities	2,357	2,486
Deferred tax liabilities	134,284	140,149
Long-term debt	12,000	38,000
Total long-term liabilities	158,154	189,524

Total liabilities	236,255	252,588

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,758 and 80,199 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	807	802
Additional paid-in capital	159,684	150,858
Accumulated other comprehensive income	5,662	4,582
Retained earnings	410,746	397,346
Total Knight Transportation shareholders' equity	576,899	553,588
Noncontrolling interest	1,041	945
Total shareholders’ equity	577,940	554,533

Total liabilities and shareholders' equity	$814,195	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Revenue, before fuel surcharge	$205,596	$189,600
Fuel surcharge	43,567	45,800
Total revenue	249,163	235,400
OPERATING EXPENSES:
Salaries, wages and benefits	60,733	57,654
Fuel	52,009	55,693
Operations and maintenance	17,020	15,910
Insurance and claims	7,422	7,155
Operating taxes and licenses	4,065	3,908
Communications	1,279	1,172
Depreciation and amortization	21,788	21,507
Purchased transportation	51,969	42,792
Miscellaneous operating expenses	1,628	4,065
Total operating expenses	217,913	209,856

Income from operations	31,250	25,544

Interest income	114	109
Interest expense	(117)	(141)
Other income	866	220
Income before income taxes	32,113	25,732

Income taxes	12,780	10,298
Net income	19,333	15,434

Net income attributable to noncontrolling interest	(269)	(251)
Net income attributable to Knight Transportation	$19,064	$15,183

Basic Earnings Per Share	$0.24	$0.19
Diluted Earnings Per Share	$0.23	$0.19

Weighted Average Shares Outstanding – Basic	80,501	79,841

Weighted Average Shares Outstanding – Diluted	81,336	80,124

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)

	Three Months Ended March 31,
	2014	2013
Net income attributable to Knight Transportation	$19,064	$15,183
Other comprehensive income, net of tax: Unrealized gain from available-for-sale securities	1,080	251
Comprehensive income	$20,144	$15,434

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:

Net income	$19,333	$15,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,788	21,507
Gain on sale of equipment	(4,305)	(1,411)
Gain from sale of available-for-sale securities	-	(47)
Gain from investment in Transportation Resource Partners III	(866)	(173)
Provision for doubtful accounts and notes receivable	282	235
Excess tax benefits related to stock-based compensation	(497)	-
Stock-based compensation expense, net	837	646
Deferred income taxes	(6,718)	(2,401)

Changes in operating assets and liabilities:
Trade receivables	(6,884)	(10,262)
Other current assets	1,518	2,081
Prepaid expenses	(2,758)	2,869
Other long-term assets	454	(1,461)
Accounts payable	(2,196)	6,033
Accrued liabilities and claims accrual	16,499	7,272

Net cash provided by operating activities	36,487	40,322

Cash Flows From Investing Activities:
Purchases of property and equipment	(29,173)	(11,856)
Proceeds from sale of equipment/assets held for sale	23,447	13,614
Proceeds from notes receivable	347	881
Proceeds from related party notes receivable	748	745
Change in restricted cash and investments	(15)	(15)
Proceeds from sale of available-for-sale securities	-	2,080
Contributions to Transportation Resource Partners	(67)	(127)

Net cash (used in) provided by investing activities	(4,713)	5,322

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Financing Activities:
Dividends paid	$(4,986)	$(5,018)
Payments on line of credit borrowings, net	(26,000)	(37,000)
Excess tax benefits related to stock-based compensation	497	-
Cash distribution to noncontrolling interest holder	(173)	(160)
Proceeds from exercise of stock options	7,497	1,046

Net cash used in financing activities	(23,165)	(41,132)

Net increase in Cash and Cash Equivalents	8,609	4,512
Cash and Cash Equivalents, beginning of period	992	5,684

Cash and Cash Equivalents, end of period	$9,601	$10,196

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$3,900	$278
Transfer from property and equipment to assets held for sale	$12,560	$9,960
Financing provided to independent contractors for equipment sold	$133	$318
Net dividend accrued for restricted stock units	$26	$46
Cash flow information:
Income taxes paid	$7,699	$5,719
Interest expense paid	$131	$137

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revision of Prior Period Reported Amounts

During the first quarter of 2014, we identified errors associated with income tax accounts reported in prior periods.  Specifically, the errors related to our income tax accounting for incentive stock options since the adoption of FAS 123R in 2006 and errors in recording required annual adjustments to the tax provision and taxes payable.   The aforementioned errors resulted in an overstatement of the deferred tax liability by $2,355,000, understatement of income tax payable by $262,000, understatement of additional paid-in capital by $779,000, and understatement of retained earnings by $1,314,000 as of December 31, 2013.  We have adjusted our previously reported income taxes payable, deferred tax liability, additional paid in capital, and retained earnings accounts as of January 1, 2013 to correct these errors and such adjustments are reflected in the accompanying condensed consolidated financial statements.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we concluded that the errors were not material to any of our prior period financial statements.  However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in the Current Year Financial Statements, the prior period financial statements were revised to facilitate comparability between current and prior year periods.

A reconciliation of the effects of the adjustments to our previously reported balance sheet as of December 31, 2013 follows:

	December 31, 2013 (in thousands)
Account	As Previously Reported	Adjustment	As Adjusted
Accrued liabilities(1)	$18,800	$262	$19,062
Total current liabilities	62,802	262	63,064
Deferred tax liability	142,504	(2,355)	140,149
Total long term liabilities	191,879	(2,355)	189,524
Total liabilities	254,681	(2,093)	252,588
Additional paid-in capital	150,079	779	150,858
Retained earnings	396,032	1,314	397,346
Total Knight Transportation Shareholders’ Equity	551,495	2,093	553,588
Total shareholders' equity	552,440	2,093	554,533

(1)	Income tax payable is included in Accrued Liabilities of our consolidated balance sheets.

Note 2.                      Stock-Based Compensation

In May 2012, our shareholders approved the 2012 Equity Compensation Plan. This replaced the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months ended March 31, 2014, and 2013, respectively, are as follows:

	Three Months Ended March 31,
	(in thousands)
	2014	2013
Stock compensation expense for options, net of forfeitures	$84	$38
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	753	608
Combined stock compensation expense	$837	$646

We received approximately $7.5 million in cash from the exercise of stock options during the three months ended March 31, 2014, compared to $1.0 million for the same period in 2013.

As of March 31, 2014, we have approximately $2.3 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.3 years and a total period of 4.0 years.  We also have approximately $15.2 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.3 years and a total period of 8.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Quarter Ended March 31,
	2014	2013
Dividend yield (1)	1.06%	N/A
Expected volatility (2)	28.04%	N/A
Risk-free interest rate (3)	0.82%	N/A
Expected terms (4)	2.74 years	N/A
Weighted average fair value of options granted	$3.97	N/A

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 394,550 stock options were granted during the first three months of 2014 and no options were granted during the first three months of 2013. A summary of the option award activity under our equity compensation plan as of March 31, 2014, and changes during the three-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2013	3,374,846	$16.26
Granted	394,550	22.61
Exercised	(490,413)	15.28
Forfeited	(31,890)	16.00
Outstanding as of March 31, 2014	3,247,093	$17.18

A total of 9,000 and 113,611 restricted stock unit awards were granted during the first three months of 2014 and 2013, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of March 31, 2014, and changes during the three-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	1,213,698	$16.04
Granted	9,000	22.61
Vested	(107,459)	16.02
Forfeited	(17,710)	16.34
Unvested as of March 31, 2014	1,097,529	$16.09

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Beginning in 2014, we issued performance restricted stock units (“PRSUs’) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return over the three-year period. The primary award may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

During the three months ended March 31, 2014, we granted 181,112 PRSUs. The performance measurement period for this award is January 1, 2014 to December 31, 2016 (for Fiscal Year 2014, 2015, and 2016). This award will vest January 31, 2018, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

Three Months Ended March 31, 2014
Dividend yield (1)	1.06%
Expected volatility (2)	26.11%
Average peer volatility(2)	36.01%
Average peer correlation coefficient(3)	0.5796
Risk-free interest rate (4)	0.66%
Expected term (5)	2.80
Weighted average fair value of PRSUs granted	$23.85

(1)
The dividend yield, used to project stock price to the end of the performance period, is based on our historical experience and future expectation of dividend payouts. Total shareholder return is determined assuming that dividends are reinvested in the issuing entity over the performance period, which is mathematically equivalent to utilizing a 0% dividend yield.

(2)	We (or peer company) estimated volatility using its historical share price performance over the remaining performance period as of the grant date.
(3)
The correlation coefficients are used to model the way in which each entity tends to move in relation to each other; the correlation assumptions were developed using the same stock price data as the volatility assumptions.

(4)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the performance award.
(5)
Since Monte Carlo valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the PRSUs was assumed to be the period from the grant date to the end of the performance period.

Our policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

As of March 31, 2014, there was $4.4 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period and total period of 3.8 years.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013, respectively, is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except for share data)
Weighted average common shares outstanding – basic	80,501	79,841
Dilutive effect of stock options and unvested restricted stock units	835	283
Weighted average common shares outstanding – diluted	81,336	80,124

Net income attributable to Knight Transportation	$19,064	$15,183

Basic Earnings Per Share	$0.24	$0.19
Diluted Earnings per Share	$0.23	$0.19

Certain shares of options, restricted stock units, and performance restricted stock units were excluded from the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in few shares repurchased than the weighted options outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended March 31, (in thousands)
	2014	2013
Number of anti-dilutive shares	273	1,469

Note 4.                      Segment Information

We have two operating segments:  (i) the Trucking (Asset-Based) segment comprised of three operating units (Dry Van, Refrigerated, and Drayage), and (ii) the Logistics (Non-Asset-Based) segment comprised of two operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services through our Logistics (Non-Asset-Based) businesses. Through our Trucking (Asset-Based) and Logistics (Non-Asset-Based) segment capabilities, we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

We, in determining its reportable operating segments, focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to our operations.

Our operating segments provide transportation and related services for one another.  Such services are billed at cost, and no profit is earned.  Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Revenues:	$	%	$	%
Trucking (Asset-Based) Segment	$205,423	82.4	$203,556	86.5
Logistics (Non-Asset-Based) Segment	44,616	17.9	33,208	14.1
Subtotal	250,039		236,764
Intersegment Eliminations Asset-Based	(29)	0.0	(53)	0.0
Intersegment Eliminations Non-Asset-Based	(847)	(0.3)	(1,311)	(0.6)
Total	$249,163	100%	$235,400	100%

Operating Income:
Trucking (Asset-Based) Segment	$29,121	93.2	$23,234	91.0
Logistics (Non-Asset-Based) Segment	2,129	6.8	2,310	9.0
Total	$31,250	100%	$25,544	100%

Trucking (Asset-Based) Segment Information

The Trucking (Asset-Based) trucking units operate large modern company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Trucking (Asset-Based) trucking services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

The primary measurement we use to evaluate the profitability of the Trucking (Asset-Based) segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in our industry (operating expenses, net of Trucking (Asset-Based) fuel surcharge revenue, expressed as a percentage of Trucking (Asset-Based) revenue, excluding Trucking (Asset-Based) fuel surcharge revenue).  We believe the second method allows it to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare operating ratio using both methods.

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Trucking (Asset-Based)Segment	$	%	$	%
Revenue	$205,423		$203,556
Operating expenses	176,302	85.8	180,322	88.6
Operating income	$29,121		$23,234

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Trucking (Asset-Based) Segment	$	%	$	%
Revenue	$205,423		$203,556
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,567)		(45,800)
Less: Intersegment transactions(1)	(29)		(53)
Revenue, net of fuel surcharge and intersegment transactions(1)	161,827		157,703
Operating expenses	176,302		180,322
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,567)		(45,800)
Less: Intersegment transactions(1)	(29)		(53)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	132,706	82.0	134,469	85.3
Operating income	$29,121		$23,234

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking (Asset-Based) Segment was approximately $20.6 million and $20.2 million for the three months ended March 31, 2014 and 2013, respectively.

Logistics (Non-Asset-Based) Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by the Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for their customers. We also provide logistics, freight management and other non-trucking services through its Non-Asset-Based business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics (Non-Asset-Based) revenue is mainly affected by the rates we are able to negotiate with clients, the freight volumes that are shipped through third-party capacity providers and our ability to secure qualified third-party capacity providers to transport customer freight.

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Logistics Non-Asset-Based	$	%	$	%
Revenue	$44,616		$33,208
Other operating expenses	42,487	95.2	30,898	93.0
Operating income	$2,129		$2,310

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Logistics (Non-Asset-Based)	$	%	$	%
Revenue	$44,616		$33,208
Less: Intersegment transactions	(847)		(1,311)
Revenue excluding intersegment transactions	43,769		31,897
Operating expenses	42,487		30,898
Less: Intersegment transactions	(847)		(1,311)
Operating expenses excluding intersegment transactions	41,640	95.1	29,587	92.8
Operating income	$2,129		$2,310

We primarily measure the Logistics (Non-Asset-Based) segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination), less purchased transportation expense, expressed as a percentage of revenue (net of intersegment elimination) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and the operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future.

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Brokerage gross margin percent(1)	14.0%	14.2%
Intermodal gross margin percent(1)	8.9%	12.7%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like the Trucking (Asset-Based) segment.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which totaled approximately $1.2 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

No segmental asset information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 5.                      Joint Venture

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

Note 6.                      Commitments and Contingencies

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury, property damage, physical damage, and cargo loss incurred in the transportation of freight or for personnel matters, as well as certain class action litigation in which plaintiffs allege failure to provide meal and rest breaks, unpaid wages, unauthorized deductions, and other items.

We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2012 to January 31, 2013, the SIR was $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  For the policy period February 1, 2013 to January 31, 2014, our SIR is $3.0 million with no additional responsibility for "aggregate" losses.  For the policy period February 1, 2014 to March 1, 2015, our SIR is $2.5 million with no additional responsibility for "aggregate" losses.  In the past, our retention generally ranged from $1.0 million to $3.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

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

Note 7.                      Dividends

On February 5, 2014, we announced a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on March 7, 2014, and was paid on March 28, 2014. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At March 31, 2014 and December 31, 2013, we had approximately $4.4 million and $6.5 million, respectively, of assets not yet placed in service included with "buildings and improvements" on the accompanying consolidated balance sheets.

Note 9.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the three months ended March 31, 2014, is as follows:

In thousands
Goodwill at December 31, 2013	$10,257
Amortization relating to deferred tax assets	(5)
Goodwill at March 31, 2014	$10,252

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. The carrying value of our investment in TRP was $2.0 million at March 31, 2014 and December 31, 2014.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of March 31, 2014, we have contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million. Our investment in TRP III is accounted for using the equity method.  The carrying value of our investment in TRP III was $12.4 million and $11.4 million as of March 31, 2014 and December 31, 2013, respectively.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income. For the quarter ended March 31, 2014, there were no sales of available for sale securities. For the quarter ended March 31, 2013, gross proceeds from the sale of available-for-sale securities totaled $2.1 million and realized gains from sales of these securities of approximately $29,000, net of tax impact of $18,000, were reclassified from accumulated other comprehensive income and included in net income.  For the quarter ended March 31, 2013, changes in unrealized gains from available-for-sale securities of $221,000, net of tax impact of $137,000 were recorded during the period.  We use specific identification to determine the amount reclassified out of accumulated other comprehensive income into earnings. As of March 31, 2014, our available-for-sale equity investment included in "Other long-term assets and restricted cash and investments" was approximately $19.2 million, including gross unrealized gains of approximately $9.2 million, or $5.7 million (net of tax). As of December 31, 2013, our available-for-sale investment balance was approximately $17.5 million, including gross unrealized gains of approximately $7.4 million, or $4.6 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at March 31, 2014 and December 31, 2013, totaled $14.1 million and $16.5 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file U.S. and state income tax returns with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal authority, and the 2009 through 2013 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at March 31, 2014 or December 31, 2013.

Note 14.                      Company Share Repurchase Programs

In November 2008, our Board of Directors unanimously authorized the repurchase of up to 3.0 million shares of our common stock, and in May 2011, our Board of Directors unanimously authorized the repurchase of an additional 10.0 million shares of our common stock. The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

We did not purchase any shares in either of the three months ended March 31, 2014 or 2013, and as of March 31, 2014, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

Note 15.                      Fair Value Measurements

Our assets and liabilities measured at fair value are based on principles set forth in ASC 820-10, Fair Value Measurements and Disclosure, for non-recurring fair value measurements of non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to us while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Level 3 – Unobservable inputs, only used to the extent that observable inputs are not available, reflect our assumptions about the pricing of an asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2014 and December 31, 2013.

	Total	Total	Level One		Level Two		Level Three
	Balance at March 31, 2014	Balance at December 31, 2013	Balance at March 31, 2014	Balance at December 31, 2013	Balance at March 31, 2014	Balance at December 31, 2013	Balance at March 31, 2014	Balance at December 31, 2013
	(in thousands)
Assets:
Available-for-sale Securities: Equity securities - common shares	$19,202	$17,454	$19,202	$17,454	-	-	-	-
Restricted cash and investments:
Money market funds	$1,392	$1,371	$1,392	$1,371	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,227	$2,232	-	-	$2,227	$2,232	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 20%. We had 111 and 117 loans outstanding from independent contractors and third parties as of March 31, 2014 and December 31, 2013, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Notes receivable from independent contractors	$472	$503
Notes receivable from third parties	4,447	4,630
Gross notes receivable	4,919	5,133
Allowance for doubtful notes receivable	(296)	(312)
Total notes receivable, net of allowance	4,623	4,821

Current portion, net of allowance	773	774
Long-term portion	$3,850	$4,047

Note 17.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, ("USW") a company that transacted business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance, including interest due from USW, at December 31, 2013, was approximately $748,000. The principal loan and interest balance was recorded in "Related party notes and interest receivable" on our consolidated balance sheets at December 31, 2013.  During the first quarter of 2014, we received full payment for the remaining balance of the loan to USW, and as of March 31, 2014, there is no balance recorded on the financial statements associated with this related party transaction.

Note 18.                      Line of Credit

We maintain a revolving line of credit with Wells Fargo Bank, which permits revolving borrowings and letters of credit.  Previously, the line of credit had been maintained at $150.0 million with interest at either the prime rate, or LIBOR plus 0.625%.  In October 2013, we increased this limit to $300.0 million, and going forward it will bear interest at either the prime rate, or LIBOR plus 0.75%, determined by us at the time of borrowing, and has a maturity date of October 21, 2016.  We had $12.0 million outstanding under the line of credit as of March 31, 2014, compared to $38.0 million as of December 31, 2013.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the first quarter of 2014 was 2.0%. Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets.  In connection with our self-insurance program, we also utilized $24.1 million of the line of credit for letters of credit issued to various regulatory authorities as of March 31, 2014.  Considering the increase in the line of credit limit noted above, as of March 31, 2014, we have $263.9 million available for future borrowings.  We are obligated to comply with certain financial and other covenants under the line of credit agreement and was in compliance with such covenants at March 31, 2014 and December 31, 2013.

Note 19.                      Recent Accounting Pronouncements

In of March 2014, FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms.  The amendments in this update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary.  The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with any supplements in Part II below.

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

Introduction

Business Overview

We offer a broad range of truckload transportation and logistics services with one of North America's largest tractor fleets, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers.  We have continued to grow our revenue by increasing the geographic reach of our service center network and by expanding the breadth of our services.  Our Trucking (Asset-Based) segment provides truckload transportation, including dedicated services, of various products, goods, and materials for our diverse customer base through our Dry Van, Refrigerated, and Drayage operating units.  The Brokerage and Intermodal operating units of our Logistics (Non-Asset-Based) segment provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, and by utilizing our vast network of third-party capacity providers and rail partners, as well as certain logistics, freight management, and other non-trucking services.  Our objective is to operate our Trucking (Asset-Based) and Logistics (Non-Asset-Based) business with industry-leading margins and growth, while providing safe, high-quality, cost-effective solutions for our customers.

The main factors that affect our results are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking (Asset-Based) and Logistics (Non-Asset-Based) businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were as follows:

• Revenue, before fuel surcharge, increased 8.4%, to $205.6 million from $189.6 million;

• Net income attributable to Knight increased 25.6%, to $19.1 million from $15.2 million; and

• Net earnings attributable to Knight per diluted share increased to $0.23 per share from $0.19 per share.

During the first quarter of 2014, we experienced greater demand for our capacity as well as a stronger used equipment market.  Several factors contributed to our improved performance, as compared to the first quarter of 2013, including our focus on improving production, recruiting and developing driving associates, providing industry-leading service, intensifying our cost control efforts, and realizing the benefits of a solid used equipment market.

In the first quarter of 2014, our Trucking (Asset-Based) segment increased revenue, excluding trucking fuel surcharge, and operating income despite operating fewer average tractors from the first quarter of 2013.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 5.1% in the first quarter of 2014 compared to the first quarter of 2013.  This improvement is a result of a 6.5% improvement in revenue per total mile, a 1.3% decrease in miles per tractor, and a significant decrease of non-paid empty miles, to 9.6% in the first quarter of 2014, from 11.0% in the first quarter of 2013.

We continued to experience growth in our Logistics (Non-Asset-Based) service offerings as the number of Brokerage shipments increased creating revenue growth of 94.4% in the first quarter of 2014, as compared to the first quarter of 2013.

In the first quarter of 2014, we returned $5.0 million to our shareholders in the form of quarterly cash dividends and also reduced our debt by $26.0 million.  We ended the quarter with $9.6 million of cash and $574.8 million of shareholders' equity. In the first quarter of 2014, we generated $36.5 million in cash flow from operations and used $5.7 million for capital expenditures net of equipment sales.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Liquidity and Capital Resources" for a description of our off-balance sheet transactions.

Revisions of Prior Period Reported Amounts

During the first quarter of 2014, we identified errors associated with income tax accounts reported in prior periods.  Specifically, the errors related to our income tax accounting for incentive stock options since the adoption of FAS 123R in 2006 and errors in recording required annual adjustments to the tax provision and taxes payable.   The aforementioned errors resulted in an overstatement of the deferred tax liability by $2,355,000, understatement of income tax payable by $262,000, understatement of additional paid-in capital by $779,000, and understatement of retained earnings by $1,314,000 as of December 31, 2013.  We have adjusted our previously reported income taxes payable, deferred tax liability, additional paid in capital, and retained earnings accounts as of January 1, 2013 to correct these errors and such adjustments are reflected in the accompanying condensed consolidated financial statements.

Pursuant to the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we concluded that the errors were not material to any of our prior period financial statements.  However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in the Current Year Financial Statements, the prior period financial statements were revised to facilitate comparability between current and prior year periods.  Please refer to Item I, Note 1 for additional information.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking (Asset-Based) segment or arranging for the transportation of customer freight in our Logistics (Non-Asset-Based) segment.  Our operating revenue is reported under "Results of Operations" and categorized as (i) Trucking (Asset-Based) revenue, net of fuel surcharge, (ii) Trucking (Asset-Based) fuel surcharge revenue, and (iii) Logistics (Non-Asset-Based) revenue.  Trucking (Asset-Based) revenue, net of fuel surcharge, and Trucking (Asset-Based) fuel surcharge revenue is largely generated by the trucking services provided by our three Trucking (Asset-Based) operating units (Dry Van, Refrigerated, and Drayage), whereas Logistics (Non-Asset-Based) revenue is mostly generated by the logistics services provided by our two Logistics (Non-Asset-Based) operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties, through our Logistics (Non-Asset-Based) business.

The operating revenue and operating expenses of our Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers.

To lessen our risk related to fuel price fluctuations in our Trucking (Asset-Based) segment, we have a fuel surcharge program under which we obtain from our customers additional fuel surcharges that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure that current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Trucking (Asset-Based) fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this sometimes volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

Trucking (Asset-Based) Strategy and Segment Information

Our Trucking (Asset-Based) operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer.  This operating strategy allows us to take advantage of the large amount of freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a premium modern fleet to appeal to drivers and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our fuel and other operating efficiencies.  We employ technology in a cost-effective manner to assist us in controlling operating costs and in enhancing revenue.

Trucking (Asset-Based) revenue is generated by our Dry Van, Refrigerated, and Drayage operating units.  Generally, we are paid a predetermined rate per mile or per load for our Trucking (Asset-Based) trucking services.  Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our Trucking (Asset-Based) revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Trucking (Asset-Based) segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line of our consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Trucking (Asset-Based) segment are the acquisition and depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

The primary measure we use to evaluate the profitability of our Trucking (Asset-Based) segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (operating expenses, net of Trucking (Asset-Based) fuel surcharge revenue, expressed as a percentage of Trucking (Asset-Based) revenue, excluding Trucking (Asset-Based) fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare our operating ratio using both methods.

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Trucking (Asset-Based) Segment	$	%	$	%
Revenue	$205,423		$203,556
Operating expenses	176,302	85.8	180,322	88.6
Operating income	$29,121		$23,234

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Trucking (Asset-Based) Segment	$	%	$	%
Revenue	$205,423		$203,556
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,567)		(45,800)
Less: Intersegment transactions(1)	(29)		(53)
Revenue, net of fuel surcharge and intersegment transactions(1)	161,827		157,703
Operating expenses	176,302		180,322
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,567)		(45,800)
Less: Intersegment transactions(1)	(29)		(53)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	132,706	82.0	134,469	85.3
Operating income	$29,121		$23,234

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

When evaluating Trucking (Asset-Based) revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor per week; (ii) average length of haul (miles with loaded trailer cargo); (iii) average percentage of empty miles (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth certain key operating statistics and certain other statistical data of the Trucking (Asset-Based) segment for the indicated periods.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Average revenue per tractor(1)	$40,549	$38,573
Average length of haul (miles)	500	480
Non-paid empty mile percent	9.6%	11.0%
Average tractors in operation during period	3,985	4,076
Average trailers in operation during period	9,062	9,485

(1)	Average revenue per tractor is based on revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 3,985 tractors in the first quarter of 2014, of which 3,526 were company-owned tractors as of March 31, 2014. The average age of our company-owned tractor fleet was 1.9 years at March 31, 2014, which we expect to maintain for the remainder of 2014.  We also operated an average of 9,062 trailers in the first quarter of 2014, with an average age of 5.4 years as of March 31, 2014.  We expect the average age of our trailers to decrease slightly during the remainder of 2014 as we refresh our fleet. Our net property, plant, and equipment at March 31, 2014, was $583.3 million, most of which relates to our Trucking (Asset-Based) segment.

Our capital expenditures can also affect depreciation expense.  Trucking (Asset-Based) depreciation relates primarily to our owned tractors, trailers, auxiliary power units, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the 2007 and 2010 EPA engine emissions requirements and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking (Asset-Based) segment depreciation and amortization expense was approximately $20.6 million in the first quarter of 2014.

Logistics (Non-Asset-Based) Strategy and Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics (Non-Asset-Based) business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics (Non-Asset-Based) services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Non-Asset-Based revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage and Intermodal operating units and continued increases in the number of customers utilizing our Logistics (Non-Asset-Based) services contributed to the improved productivity and revenue realized in the first quarter of 2014.

Our Logistics (Non-Asset-Based) segment is less asset-intensive and is instead dependent upon talented non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics (Non-Asset-Based) segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail partners) which is included in the "Purchased transportation" line of our consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics (Non-Asset-Based) operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Logistics Non-Asset-Based	$	%	$	%
Revenue	$44,616		$33,208
Other operating expenses	42,487	95.2	30,898	93.0
Operating income	$2,129		$2,310

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Logistics (Non-Asset-Based)	$	%	$	%
Revenue	$44,616		$33,208
Less: Intersegment transactions	(847)		(1,311)
Revenue excluding intersegment transactions	43,769		31,897
Operating expenses	42,487		30,898
Less: Intersegment transactions	(847)		(1,311)
Operating expenses excluding intersegment transactions	41,640	95.1	29,587	92.8
Operating income	$2,129		$2,310

We primarily measure the Logistics (Non-Asset-Based) segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination, less purchased transportation expense, expressed as a percentage of revenue net of intersegment elimination) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers generally are not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Brokerage gross margin percent(1)	14.0%	14.2%
Intermodal gross margin percent(1)	8.9%	12.7%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Trucking (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like our Trucking (Asset-Based) segment.  Rather, our Logistics (Non-Asset-Based) segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics (Non-Asset-Based) services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology, but we do not expect that costs for such improvements will require significant capital expenditures in the future.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense was approximately $1.2 million in the first quarter of 2014, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

In the remainder of 2014, we expect truckload freight demand to improve based on our expectation of a moderately growing economy.  In addition, we expect that the new hours-of-service rules, the pending electronic logging device mandate, and other regulations, including CSA, could result in a reduction in effective trucking capacity to serve increased demand.  An expanding United States economy could create alternative employment opportunities for drivers we wish to hire.  Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

Several issues impacting the trucking industry could also cause our costs to increase in the remainder of 2014.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices are rising, and potentially higher fuel prices are not fully offset by fuel surcharges.  The new industry-wide regulations governing hours-of-service that went into effect in July 2013 negatively impacted our miles per tractor (though we were able to mitigate much of the impact) and may continue to have a negative impact on our asset utilization in 2014.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Percentage Change
(Amounts in thousands)	$	%	$	%	(%)
Trucking (Asset-Based) revenue	$161,827	64.9%	$157,703	67.0%	2.6%
Trucking (Asset-Based) fuel surcharge revenue	43,567	17.5	45,800	19.4	(4.9)
Logistics (Non-Asset-Based) revenue	43,769	17.6	31,897	13.6	37.2
Consolidated Revenue	249,163	100.0	235,400	100.0	5.8

Operating expenses:
Salaries, wages and benefits	60,733	24.4	57,654	24.5	5.3
Fuel	52,009	20.9	55,693	23.7	(6.6)
Operations and maintenance	17,020	6.8	15,910	6.8	7.0
Insurance and claims	7,422	3.0	7,155	3.0	3.7
Operating taxes and licenses	4,065	1.6	3,908	1.7	4.0
Communications	1,279	0.5	1,172	0.5	9.1
Depreciation and amortization	21,788	8.7	21,507	9.1	1.3
Purchased transportation(1)	51,969	20.9	42,792	18.2	21.4
Miscellaneous operating expenses	1,628	0.7	4,065	1.6	(60.0)
Total operating expenses	217,913	87.5	209,856	89.1	3.8
Operating income	31,250	12.5	25,544	10.9	22.3
Interest income	114	0.0	109	0.0	4.6
Interest expense	(117)	0.0	(141)	(0.1)	(17.0)
Other income	866	0.4	220	0.1	293.6
Total other expense (income)	863	0.4	188	0.0	359.0
Income before income taxes	32,113	12.9	25,732	10.9	24.8
Income taxes	12,780	5.1	10,298	4.4	24.1
Net income	$19,333	7.8%	$15,434	6.5%	25.3%
Net gain attributable to noncontrolling interest	(269)	(0.1)	(251)	(0.1)	7.2
Net income attributable to Knight Transportation	$19,064	7.7%	$15,183	6.4%	25.6%

(1)
Purchased transportation expense is comprised of (a) services provided by independent contractors, which is primarily attributed to our Trucking (Asset-Based) segment; (b) services provided by  third-party capacity providers, which is primarily attributed to our Logistics (Non-Asset-Based) segment; and (c) expenditures relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months ended March 31, 2014 and March 31, 2013 is set forth below.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013.

Total revenue increased 5.8% for the three months ended March 31, 2014, to $249.2 million from $235.4 million for the same period in 2013. The majority of the revenue increase was generated in the Logistics (Non-Asset-Based) segment.

Total Trucking (Asset-Based) revenue excluding fuel surcharge was $161.8 million for the three-month period ended March 31, 2014, and $157.7 million for the same three-month period in 2013.  Trucking (Asset-Based) fuel surcharge revenue was $43.6 million in the first three months of 2014, and $45.8 million for the same three-month period in 2013.  Due to declining fuel prices, our Trucking (Asset-Based) fuel surcharge revenue decreased 4.9% in the first quarter of 2014 as compared to the first quarter of 2013.

Although total miles decreased in the first three months of 2014, tractor productivity, as measured by average revenue, before fuel surcharge per tractor, increased 5.1% for the three months ended March 31, 2014, compared to the same period of 2013, which was attributable to a strengthening market that led to greater demand for our capacity, improved contract pricing, and additional customer business, combined with a reduced average fleet size.  Average revenue per total mile increased 6.5% as we improved pricing and reduced non-paid empty mile percentage rate to 9.6%, from 11.0%.  If economic conditions continue to improve and capacity remains tight, we anticipate that we will be able to sustain overall rate increases in 2014 and beyond; however, adverse changes in either of these factors, among others, would likely prevent rate increases and could negatively affect existing rates.

Logistics (Non-Asset-Based) revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Logistics (Non-Asset-Based) revenue was $43.8 million for the three months ended March 31, 2014 and $31.9 million in the same three-month period during 2013. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity, and increased shipment volume growth in our Brokerage business.

Salaries, wages and benefits expense, as a percentage of revenue, decreased slightly to 24.4% for the three months ended March 31, 2014 from 24.5% during the same three-month period in 2013.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income.  Salaries, wages and benefits expense for the three months ended March 31, 2014 decreased slightly as a percentage of revenue even though we increased base driver pay by $0.01 per mile during the three months ended March 31, 2014. The driver pay increase was offset by significant revenue growth in our Logistics (Non-Asset-Based) segment, which has minimal salaries, wages and benefits expense. We also increased base driver pay by another $0.01 per mile in April 2014. We believe that the driver market remains challenging and that the implementation of stricter regulations under CSA has further reduced the pool of available drivers. We continue to develop strategies designed to attract and retain qualified driving associates.

Fuel expense, as a percentage of revenue, decreased to 20.9% for the first three months of 2014, from 23.7% in same three-month period in 2013, as the U.S. National Average Diesel Fuel price decreased by 1.6% in the first quarter of 2014.  As a percentage of revenue, our fuel cost improved due to the significant revenue growth of our Logistics (Non-Asset-Based) segment, where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking (Asset-Based) segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking (Asset-Based) segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, remained constant at 6.8% for each of the three months ended March 31, 2014 and 2013.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  While operations and maintenance expense remained constant as a percentage of revenue, repair and maintenance cost for equipment used in our Asset-Based segment increased 3.1% in the current period. Equipment maintenance costs increased, in part due to higher routine service costs related to new technology, increased expenses to prepare trucks for sale or trade, and the effects of CSA regulations.  Tight driver market conditions continued in the first quarter of 2014 and contributed to increased driver development and recruiting expenses.  We expect the driver market to remain competitive throughout the remainder of 2014, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, also remained the same at 3.0% during the three months ended March 31, 2014 as compared to the same period of 2013.  Continued low auto liability frequency and severity resulted in similar insurance costs and claim expense in for the first three months of 2014 as compared to 2013.

Operating taxes and license expense, as a percentage of revenue, decreased slightly to 1.6% for the three months ended March 31, 2014, as compared to 1.7% incurred during the same period of 2013.

Communications expense, as a percentage of revenue, remained consistent at 0.5% for the three months ended March 31, 2014 and same three-month period in 2013.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, decreased to 8.7% for the first quarter of 2014 from 9.1% in the same three-month period in 2013.  This fixed cost as a percentage of total revenue was lower for the three months ended March 31, 2014, due to the significant growth in our Logistics (Non-Asset-Based) segment, which is less capital intensive. Depreciation and amortization expense for our Trucking (Asset-Based) segment as a percentage of Trucking (Asset-Based) revenue including fuel surcharge increased slightly to 10.0% for the three months ended March 31, 2014, as compared to 9.9% for the same time period one year ago.  In the three-month period ended March 31, 2014, the tractor fleet was renewed with higher-priced EPA compliant engines.  The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we also added tractors with 2014 EPA compliant engines in the first quarter of 2014. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment.  Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics (Non-Asset-Based) operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors are expected to result in higher depreciation and amortization going forward.

Purchased transportation expense, as a percentage of revenue, increased to 20.9% for the quarter ended March 31, 2014 from 18.2% for the same three-month period in 2013.  Purchased transportation expense is comprised of (i) services provided by independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking (Asset-Based) segment; and (ii) services provided by third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations, and our sourcing activities in our Logistics (Non-Asset-Based) segment.  The overall increase in this category is primarily due to the growth in our Logistics (Non-Asset-Based) segment operations, which grew revenues 37.2% for the three months ended March 31, 2014.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics (Non-Asset-Based) segment increased 45.5% in the three months ended March 31, 2014, when compared to the same three-month period in 2013, primarily due to the strong growth in our Logistics (Non-Asset-Based) segment in the 2014 quarter.  Purchased transportation expense attributed to payments to independent contractors in our Trucking (Asset-Based) segment decreased by approximately 10.8% for the three months ended March 31, 2014, as compared to the same three-month period in 2013.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.  We expect purchased transportation will continue to increase as a percentage of revenue if we are successful in continuing to grow our Logistics (Non-Asset-Based) segment.

Miscellaneous operating expenses, as a percentage of revenue, decreased to 0.7% during the three months ended March 31, 2014 compared to 1.6% for the same period during 2013. The decrease is primarily due to an increase in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment increased to $4.3 million in the three months ended March 31, 2014, compared to $1.4 million for the same period a year ago.

As a result of the above factors, our operating ratio (operating expenses expressed as a percentage of revenue) was 87.5% for the first quarter of 2014, compared to 89.1% for the same time period during 2013.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 84.8% for the quarter ending March 31, 2014, as compared to 86.5% for the same three-month period in 2013.

Interest income and interest expense remained relatively constant while our borrowing capacity increased to $300.0 million from $150.0 million during 2013.  Our debt balance was reduced to $12.0 million during the first quarter of 2014, from $38.0 million at December 31, 2013.

Other income of $0.9 million for current period is comprised of unrealized gains from our investments in TRP III using the equity method of accounting.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 40.1% for the period ended March 31, 2014 and 40.4% for the same three-month period in 2013.

As the net result of the preceding financial results, our net income attributable to Knight Transportation increased 25.6% for the three months ended March 31, 2014, in comparison to the same period during 2013.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.   In our Trucking (Asset-Based) business, where investments are substantial, the primary investments are in new tractors and trailers and, to a lesser extent, in technology, service centers, and working capital.  In our Logistics (Non-Asset-Based) business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was $36.5 million for the three months ended March 31, 2014, compared to $40.3 million provided during the same period in 2013.

Net cash used in investing activities was $4.7 million for the three months ended March 31, 2014, compared to net cash provided of $5.3 million for the same period in 2013. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales was $5.7 million for the three months ended March 31, 2014, compared to net increase in cash proceeds received of $1.8 million for the same period in 2013. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $115.0 million to $125.0 million for the remainder of 2014.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $23.2 million for the three months ended March 31, 2014, compared to $41.1 million for the same period in 2013.  Net cash payments towards line of credit borrowings were $26.0 million for the three months ended March 31, 2014, compared to $37.0 million in the same period of 2013. Proceeds from exercises of stock options were $7.5 million in the three months ended March 31, 2014, compared to $1.0 million in the same period of 2013. We also paid $5.0 million for dividends in both periods of 2014 and 2013.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  The aggregate amount outstanding under our line of credit was $12.0 million as of March 31, 2014, compared to $38.0 million as of December 31, 2013. Our borrowing under the line of credit is classified as a long-term liability in the accompanying consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $24.1 million and $24.0 million as of March 31, 2014 and December 31, 2013, respectively.  Combining the amounts borrowed and letters of credit issued, we have $263.9 million available for future borrowing under our existing line of credit, compared with $238.0 million as of December 31, 2013.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of March 31, 2014.

As of March 31, 2014, our cash and cash equivalents totaled approximately $9.6 million compared to $1.0 million as of December 31, 2013.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  We did not have any tractors or trailers held under operating leases as of March 31, 2014 or December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking (Asset-Based) operations, our Logistics (Non-Asset-Based) operations, and revenue on freight transported by independent contractors within our Trucking (Asset-Based) operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand and customers reducing shipments following the holiday season.  In the first quarter of 2014 we experienced greater demand for our capacity than in a typical first quarter.  Severe winter weather created interruptions in the supply chain, which led to increased demand for our capacity following the interruptions.  We also believe increased regulation in the industry has resulted in less capacity in the full truckload market, which further increased the demand for our available capacity as well as the capacity of our third party carriers. Operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases, in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather.  During this period, the profitability of our Trucking (Asset-Based) operations is generally lower than during other parts of the year.  In our Logistics (Non-Asset-Based) operations, profitability may be lower due to shipping volumes or may improve if we are able to achieve higher gross margins due to the willingness of third-party capacity providers to accept lower rates from us.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At March 31, 2014, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.75%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first three months of 2014, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $0.2 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of March 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the three month period ended March 31, 2014, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.4 million.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

In October 2013, USA Truck, Inc. (“USA Truck”) filed a lawsuit against us in the Circuit Court of Crawford County, in Van Buren, Arkansas, alleging that we violated a Confidentiality Agreement we entered into with USA Truck in connection with certain discussions related to a potential business combination.  The case, captioned USA Truck v. Knight Transportation, Inc. was removed to the United States District Court for the Western District of Arkansas, Fort Smith Division.  USA Truck sought unspecified damages and injunctive relief.  On February 4, 2014, we entered into a Settlement Agreement (the “Settlement Agreement”) with USA Truck, pursuant to which the lawsuit was dismissed in its entirety with prejudice. Under the terms of the Settlement Agreement, we made no admission of fault, liability or damage in connection with the lawsuit, and we and USA Truck agreed to mutual releases of all claims in connection with the lawsuit. Pursuant to the terms of the Settlement Agreement, we entered into a Voting Agreement and Standstill Agreement with USA Truck that extend through September 30, 2014, which place restrictions on, among other things, our ability to vote our shares of USA Truck common stock or participate in certain business combinations with USA Truck.

Based on claims resolved this quarter, and our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves and accrued liabilities recorded, is not likely to have a materially adverse effect on us.

Item 1A.                      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2013, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first three months of 2014. See Note 14 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
Exhibit 4		Instruments defining the rights of security holders, including indentures
	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)
	(4.2)	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)
	(4.3)	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
	(4.4)	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
Exhibit 10		Material Contracts
	(10.1)*#	2012 Equity Compensation Plan Policy and Administrative Rules
	(10.2)*#	Form of Restricted Stock Unit Officer Grant Agreement
Exhibit 31		Section 302 Certifications
	(31.1)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
	(31.2)*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
Exhibit 32		Section 906 Certifications
	(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer.
	(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
Exhibit 101		Interactive Data File
	(101.INS)**	XBRL Instance Document.
	(101.SCH)**	XBRL Taxonomy Extension Schema Document.
	(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
	(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
	(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith
#Management contract or compensatory plan or arrangement.
**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: May 12, 2014	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: May 12, 2014	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant