Form 10-Q
period 2014-06-30
KNIGHT TRANSPORTATION INC
filed 2014-08-11
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
[X]  Yes     [  ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes     [X]   No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 31, 2014, was 81,019,185 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$103	$992
Trade receivables, net of allowance for doubtful accounts of $2,764 and $2,409, respectively	121,903	116,391
Notes receivable, net of allowance for doubtful notes receivable of $309 and $312, respectively	775	774
Related party notes and interest receivable	-	748
Prepaid expenses	13,750	15,026
Assets held for sale	10,500	16,476
Other current assets	11,611	11,066
Current deferred tax assets	3,942	3,359
Total current assets	162,584	164,832

Property and Equipment:
Revenue equipment	700,900	683,275
Land and land improvements	46,585	45,615
Buildings and building improvements	121,263	115,201
Furniture and fixtures	15,529	18,605
Shop and service equipment	16,543	9,564
Leasehold improvements	3,022	3,382
Gross property and equipment	903,842	875,642
Less: accumulated depreciation and amortization	(282,475)	(283,851)
Property and equipment, net	621,367	591,791
Notes receivable, long-term	3,991	4,047
Goodwill	10,247	10,257
Other long-term assets, restricted cash and investments	40,593	36,194
Total long-term assets	676,198	642,289
Total assets	$838,782	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	June 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,394	$14,354
Accrued payroll and purchased transportation	17,156	13,864
Accrued liabilities	18,140	19,062
Claims accrual – current portion	16,888	15,616
Dividend payable – current portion	181	168
Total current liabilities	71,759	63,064

Long-term Liabilities:
Claims accrual – long-term portion	9,668	8,889
Long-term dividend payable and other liabilities	2,407	2,486
Deferred tax liabilities	133,472	140,149
Long-term debt	15,362	38,000
Total long-term liabilities	160,909	189,524

Total liabilities	232,668	252,588

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,977 and 80,199 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	810	802
Additional paid-in capital	164,485	150,858
Accumulated other comprehensive income	8,118	4,582
Retained earnings	431,573	397,346
Total Knight Transportation shareholders' equity	604,986	553,588
Noncontrolling interest	1,128	945
Total shareholders’ equity	606,114	554,533

Total liabilities and shareholders' equity	$838,782	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Revenue, before fuel surcharge	$218,908	$200,104	$424,504	$389,704
Fuel surcharge	45,247	44,679	88,814	90,479
Total revenue	264,155	244,783	513,318	480,183
OPERATING EXPENSES:
Salaries, wages and benefits	64,750	56,807	125,483	114,461
Fuel	52,192	52,739	104,201	108,432
Operations and maintenance	17,156	15,919	34,176	31,828
Insurance and claims	7,462	7,295	14,885	14,450
Operating taxes and licenses	3,861	3,985	7,926	7,893
Communications	1,178	1,200	2,457	2,372
Depreciation and amortization	21,951	21,089	43,738	42,597
Purchased transportation	56,319	49,883	108,288	92,675
Miscellaneous operating expenses	387	3,941	2,015	8,006
Total operating expenses	225,256	212,858	443,169	422,714

Income from operations	38,899	31,925	70,149	57,469

Interest income	109	96	222	205
Interest expense	(87)	(77)	(204)	(219)
Other income	2,591	(168)	3,457	53
Income before income taxes	41,512	31,776	73,624	57,508

Income taxes	15,496	12,712	28,276	23,010
Net income	26,016	19,064	45,348	34,498

Net income attributable to noncontrolling interest	(255)	(125)	(524)	(376)
Net income attributable to Knight Transportation	$25,761	$18,939	$44,824	$34,122

Basic Earnings Per Share	$0.32	$0.24	$0.56	$0.43
Diluted Earnings Per Share	$0.31	$0.24	$0.55	$0.43

Weighted Average Shares Outstanding – Basic	80,864	79,954	80,684	79,898

Weighted Average Shares Outstanding – Diluted	81,835	80,296	81,596	80,209

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Knight Transportation	$25,761	$18,939	$44,824	$34,122
Other comprehensive income, net of tax: Unrealized gain/(loss) from available-for-sale securities	2,456	(200)	3,535	51
Comprehensive income	$28,217	$18,739	$48,359	$34,173

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:

Net income	$45,348	$34,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,738	42,597
Gain on sale of equipment	(8,881)	(3,022)
Gain from sale of available-for-sale securities	(902)	(47)
Impairment of Transportation Resource Partners I	1,041	-
Gain from investment in Transportation Resource Partners III	(2,036)	(6)
Non-cash compensation expense for issuance of common stock to certain members of board of directors	200	168
Provision for doubtful accounts and notes receivable	565	489
Excess tax benefits related to stock-based compensation	(794)	-
Stock-based compensation expense, net	1,886	1,233
Deferred income taxes	(9,449)	(4,364)

Changes in operating assets and liabilities:
Trade receivables	(6,042)	(7,607)
Other current assets	(545)	1,505
Prepaid expenses	1,276	5,664
Other long-term assets	835	(990)
Accounts payable	7,198	5,881
Accrued liabilities and claims accrual	4,414	(3,742)

Net cash provided by operating activities	77,852	72,257

Cash Flows From Investing Activities:
Purchases of property and equipment	(109,027)	(42,122)
Proceeds from sale of equipment/assets held for sale	47,669	24,300
Proceeds from notes receivable	762	1,606
Payments for notes receivable	-	(74)
Proceeds from related party notes receivable	748	748
Change in restricted cash and investments	(8)	358
Proceeds from sale of available-for-sale securities	1,901	2,080
Investment activity in Transportation Resource Partners	506	(1,956)

Net cash used in investing activities	(57,449)	(15,060)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Financing Activities:
Dividends paid	$(9,862)	$(9,816)
Payments on line of credit borrowings, net	(22,638)	(54,000)
Excess tax benefits related to stock-based compensation	794	-
Cash distribution to noncontrolling interest holder	(341)	(347)
Proceeds from exercise of stock options	10,755	2,029

Net cash used in financing activities	(21,292)	(62,134)

Net decrease in Cash and Cash Equivalents	(889)	(4,937)
Cash and Cash Equivalents, beginning of period	992	5,684

Cash and Cash Equivalents, end of period	$103	$747

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$695	$5,936
Transfer from property and equipment to assets held for sale	$24,376	$18,937
Transfer from related party notes receivable to notes receivable	$-	$403
Financing provided to independent contractors for equipment sold	$704	$754
Net dividend accrued for restricted stock units	$87	$98
Cash flow information:
Income taxes paid	$40,024	$29,562
Interest expense paid	$219	$199

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

Note 2.                      Stock-Based Compensation

In May 2012, our shareholders approved the 2012 Equity Compensation Plan. This replaced the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months, and six months ended June 30, 2014, and 2013, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2014	2013	2014	2013
Stock compensation expense for options, net of forfeitures	$188	$93	$272	$131
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	861	494	1,614	1,102
Combined stock compensation expense	$1,049	$587	$1,886	$1,233

We received approximately $3.3 million and $10.8 million in cash from the exercise of stock options during the three months and six months ended June 30, 2014, compared to $1.0 million and $2.0 million for the same periods in 2013.

As of June 30, 2014, we have approximately $2.2 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.1 years and a total period of 3.7 years.  We also have approximately $14.6 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.2 years and a total period of 8.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2014	2013
Dividend yield (1)	1.06%	1.54%
Expected volatility (2)	28.04%	24.92%
Risk-free interest rate (3)	0.82%	0.34%
Expected terms (4)	2.74 years	2.74 years
Weighted average fair value of options granted	$3.97	$2.25

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 394,550 stock options were granted during the first six months of 2014 and 429,800 stock options were granted during the first six months of 2013. A summary of the option award activity under our equity compensation plan as of June 30, 2014, and changes during the six-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2013	3,374,846	$16.26
Granted	394,550	22.61
Exercised	(699,280)	15.37
Forfeited	(46,325)	16.71
Outstanding as of June 30, 2014	3,023,791	$17.29

A total of 9,000 and 147,111 restricted stock unit awards were granted during the first six months of 2014 and 2013, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of June 30, 2014, and changes during the six-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	1,213,698	$16.04
Granted	9,000	22.61
Vested	(107,459)	16.02
Forfeited	(19,870)	16.31
Unvested as of June 30, 2014	1,095,369	$16.09

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Beginning in 2014, we issued performance restricted stock units (“PRSUs’) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

During the three months ended March 31, 2014, we granted 181,112 PRSUs, no awards were granted in the three months ended June 30, 2014 . The performance measurement period for this award is January 1, 2014 to December 31, 2016 (for Fiscal Year 2014, 2015, and 2016). This award will vest January 31, 2018, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

Six Months Ended June 30, 2014
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

(2)	We (or peer company) estimated volatility using our (or their) historical share price performance over the remaining performance period as of the grant date.
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

As of June 30, 2014, there was $4.0 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period and total period of 3.6 years.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2014 and 2013, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
Weighted average common shares outstanding – basic	80,864	79,954	80,684	79,898
Dilutive effect of stock options and unvested restricted stock units	971	342	912	311
Weighted average common shares outstanding – diluted	81,835	80,296	81,596	80,209

Net income attributable to Knight Transportation	$25,761	$18,939	$44,824	$34,122

Basic Earnings Per Share	$0.32	$0.24	$0.56	$0.43
Diluted Earnings per Share	$0.31	$0.24	$0.55	$0.43

Certain shares of options, restricted stock units, and performance restricted stock units (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in few shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2014	2013	2014	2013
Number of anti-dilutive shares	391,825	2,071,140	334,232	2,112,859

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

We, in determining our reportable operating segments, focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to our operations.

Our operating segments provide transportation and related services for one another.  Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments for the three month and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Revenues:	$	%	$	%	$	%	$	%
Trucking (Asset-Based) Segment	$216,300	81.9	$205,656	84.0	$421,723	82.2%	$409,212	85.2%
Logistics (Non-Asset-Based) Segment	49,114	18.6	40,616	16.6	93,730	18.3	73,824	15.4
Subtotal	265,414		246,272		515,453		483,036
Intersegment Eliminations Asset-Based	(32)	0.0	(21)	0.0	(61)	0.0	(74)	0.0
Intersegment Eliminations Non-Asset- Based	(1,227)	(0.5)	(1,468)	(0.6)	(2,074)	(0.4)	(2,779)	(0.6)
Total	$264,155	100%	$244,783	100%	$513,318	100%	$480,183	100. %

Operating Income:
Trucking (Asset-Based) Segment	$35,856	92.2	$29,404	92.1	$64,977	92.6	$52,638	91.6
Logistics (Non-Asset-Based) Segment	3,043	7.8	2,521	7.9	5,172	7.4	4,831	8.4
Total	$38,899	100%	$31,925	100%	$70,149	100%	$57,469	100%

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

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$216,300		$205,656		$421,723		$409,212
Operating expenses	180,444	83.4	176,252	85.7	356,746	84.6	356,574	87.1
Operating income	$35,856		$29,404		$64,977		$52,638

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$216,300		$205,656		$421,723		$409,212
Less: Trucking (Asset-Based) fuel surcharge revenue	(45,247)		(44,679)		(88,814)		(90,479)
Less: Intersegment transactions(1)	(32)		(21)		(61)		(74)
Revenue, net of fuel surcharge and intersegment transactions(1)	171,021		160,956		332,848		318,659
Operating expenses	180,444		176,252		356,746		356,574
Less: Trucking (Asset-Based) fuel surcharge revenue	(45,247)		(44,679)		(88,814)		(90,479)
Less: Intersegment transactions(1)	(32)		(21)		(61)		(74)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	135,165	79.0	131,552	81.7	267,871	80.5	266,021	83.5
Operating income	$35,856		$29,404		$64,977		$52,638

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking (Asset-Based) Segment was approximately $20.7 million and $19.9 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense for the Trucking (Asset-Based) Segment was approximately $41.4 million and $40.1 million for the six months ended June 30, 2014 and 2013, respectively.

Logistics (Non-Asset-Based) Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by the Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for their customers. We also provide logistics, freight management and other non-trucking services through our Non-Asset-Based business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics (Non-Asset-Based) revenue is mainly affected by the rates we are able to negotiate with customers, the freight volumes that are shipped through third-party capacity providers and our ability to secure qualified third-party capacity providers to transport customer freight.

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$49,114		$40,616		$93,730		$73,824
Other operating expenses	46,071	93.8	38,095	93.8	88,558	94.5	68,993	93.5
Operating income	$3,043		$2,521		$5,172		$4,831

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$49,114		$40,616		$93,730		$73,824
Less: Intersegment transactions	(1,227)		(1,468)		(2,074)		(2,779)
Revenue excluding intersegment transactions	47,887		39,148		91,656		71,045
Operating expenses	46,071		38,095		88,558		68,993
Less: Intersegment transactions	(1,227)		(1,468)		(2,074)		(2,779)
Operating expenses excluding intersegment transactions	44,844	93.6	36,627	93.6	86,484	94.4	66,214	93.2
Operating income	$3,043		$2,521		$5,172		$4,831

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

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Combined Brokerage and Intermodal gross margin percent(1)	14.1%	13.6%	13.6%	13.7%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like the Trucking (Asset-Based) segment.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.2 million for the three months ended June 30, 2014 and 2013. Depreciation and amortization expense for the Logistics (Non-Asset-Based) segment was approximately $2.4 million and $2.5 million for the six months end June 30, 2014 and 2013, respectively.

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

We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2012 to January 31, 2013, the SIR was $2.0 million with an additional $1.0 million responsibility for "aggregate" losses.  For the policy period February 1, 2013 to January 31, 2014, our SIR was $3.0 million with no additional responsibility for "aggregate" losses.  For the policy period February 1, 2014 to March 1, 2015, our SIR is $2.5 million with no additional responsibility for "aggregate" losses.  In the past, our retention generally ranged from $1.0 million to $3.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

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

Note 7.                      Dividends

On May 15, 2014, we announced a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on June 6, 2014, and was paid on June 27, 2014. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At June 30, 2014 and December 31, 2013, we had approximately $8.1 million and $6.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying consolidated balance sheets.

Note 9.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the six months ended June 30, 2014, is as follows:

In thousands
Goodwill at December 31, 2013	$10,257
Amortization relating to deferred tax assets	(10)
Goodwill at June 30, 2014	$10,247

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. In the second quarter of 2014 we recognized a net gain of $519,000 from TRP investment activity and the carrying value of our investment in TRP was $477,000 and $2.0 million at June 30, 2014 and December 31, 2013, respectively.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of June 30, 2014, we have contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million. Our investment in TRP III is accounted for using the equity method. In the second quarter of 2014 we recognized a gain of approximately $1.2 million for TRP III under the equity method of accounting. The carrying value of our investment in TRP III was $13.5 million and $11.4 million as of June 30, 2014 and December 31, 2013, respectively.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity on the accompanying consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income.We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings.

For the three and six months ended June 30, 2014, gross proceeds from the sale of available-for-sale securities totaled $1.9 million, and gross realized gains from sales of these securities of approximately $902,000 were included in “Other income” on the accompanying consolidated statements of income. There were no sales of available-for-sale securities in the three months ended June 30, 2013. For the six months ended June 30, 2013, gross proceeds from the sale of available-for-sale securities totaled $2.1 million, and gross realized gains of approximately $47,000 were included in “Other income” on the accompanying consolidated statements of income.

For the three and six months ended June 30, 2014, we reclassified gains of $557,000, net of tax impact of $345,000, from accumulated other comprehensive income and included in net income. No reclassification was recorded in the three months ended June 30, 2013, and gains of $29,000, net of tax impact of $18,000, were reclassified in the six months ended June 30, 2013. Net unrealized gains on available-for-sale securities of $3.0 million were included in accumulated comprehensive income for the three months ended June 30, 2014, while net unrealized losses of $200,000 were included in accumulated comprehensive income for the three months ended June 30, 2013.  Net unrealized gains on available-for-sale securities of $4.1 million were included in accumulated comprehensive income for the six months ended June 30, 2014, while net unrealized gains of $80,000 were included in accumulated comprehensive income for the six months ended June 30, 2013.

As of June 30, 2014, our available-for-sale equity investment included in "Other long-term assets and restricted cash and investments" on the accompanying consolidated balance sheets, was approximately $22.2 million, including gross unrealized gains of approximately $13.1 million, or $8.1 million (net of tax). As of December 31, 2013, our available-for-sale investment balance was approximately $17.5 million, including gross unrealized gains of approximately $7.4 million, or $4.6 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at June 30, 2014 and December 31, 2013, totaled $10.5 million and $16.5 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal authority, and the 2009 through 2013 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at June 30, 2014 or December 31, 2013.

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

We did not purchase any shares in either of the six months ended June 30, 2014 or 2013. As of June 30, 2014, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2014 and December 31, 2013.

	Total	Total	Level One		Level Two		Level Three
	Balance at June 30, 2014	Balance at December 31, 2013	Balance at June 30, 2014	Balance at December 31, 2013	Balance at June 30, 2014	Balance at December 31, 2013	Balance at June 30, 2014	Balance at December 31, 2013
	(in thousands)
Assets:
Available-for-sale Securities: Equity securities - common shares	$22,180	$17,454	$22,180	$17,454	-	-	-	-
Restricted cash and investments:
Money market funds	$1,399	$1,371	$1,399	$1,371	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,212	$2,232	-	-	$2,212	$2,232	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 20%. We had 113 and 117 loans outstanding from independent contractors and third parties as of June 30, 2014 and December 31, 2013, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Notes receivable from independent contractors	$564	$503
Notes receivable from third parties	4,511	4,630
Gross notes receivable	5,075	5,133
Allowance for doubtful notes receivable	(309)	(312)
Total notes receivable, net of allowance	4,766	4,821

Current portion, net of allowance	775	774
Long-term portion	$3,991	$4,047

Note 17.                      Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, ("USW") a company that transacted business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our Chief Executive Officer and Chief Operating Officer, respectively. The loan balance, including interest due from USW, at December 31, 2013, was approximately $748,000. The principal loan and interest balance was recorded in "Related party notes and interest receivable" on our consolidated balance sheet at December 31, 2013.  During the first quarter of 2014, we received full payment for the remaining balance of the loan to USW.

Note 18.                      Line of Credit

We maintain a revolving line of credit with Wells Fargo Bank, which permits revolving borrowings and letters of credit.  Previously, the line of credit had been maintained at $150.0 million with interest at either the prime rate, or LIBOR plus 0.625%.  In October 2013, we increased this limit to $300.0 million, and going forward it will bear interest at either the prime rate, or LIBOR plus 0.75%, determined by us at the time of borrowing, and has a maturity date of October 21, 2016.  We had $15.4 million outstanding under the line of credit as of June 30, 2014, compared to $38.0 million as of December 31, 2013.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the six-month period ended June 30, 2014 was 3.0%. Borrowings under the line of credit are recorded in the "Long-term debt" line of the consolidated balance sheets.  In connection with our self-insurance program, we also utilized $24.0 million of the line of credit for letters of credit issued to various regulatory authorities as of June 30, 2014.  With the outstanding letters of credit and debt borrowed, we have $260.6 million available for future borrowings as of June 30, 2014.  We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at June 30, 2014 and December 31, 2013.

Note 19.                      Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The amendment is effective as of January 1, 2016 and we do not expect it to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The amendments are effective as of January 1, 2017 and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms.  The amendments in this update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary.  The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, were as follows:

• Revenue, before fuel surcharge, increased 9.4%, to $218.9 million from $200.1 million;

• Net income attributable to Knight increased 36.0%, to $25.8 million from $18.9 million; and

• Net earnings attributable to Knight per diluted share increased to $0.31 per share from $0.24 per share.

During the second quarter of 2014, strong overall freight demand continued and capacity tightened. Several factors contributed to our improved performance, as compared to the second quarter of 2013, including our efforts to improve yield and drive operational efficiencies, continue our focus on recruiting and developing driving associates, provide industry-leading service, intensify our cost control efforts, and realize the benefits of a solid used equipment market.

In the second quarter of 2014, our Trucking (Asset-Based) segment increased both revenue, excluding trucking fuel surcharge, and operating income from the second quarter of 2013.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 6.0% in the second quarter of 2014 compared to the second quarter of 2013.  This improvement is a result of a 7.1% improvement in revenue per total mile, a 1.1% decrease in miles per tractor, and a significant decrease of non-paid empty miles, to 9.4% in the second quarter of 2014, from 10.8% in the second quarter of 2013.

We continued to experience growth in our Logistics (Non-Asset-Based) service offerings as the number of Brokerage shipments increased creating revenue growth of 64.1% in the second quarter of 2014, as compared to the second quarter of 2013.

In the second quarter of 2014, we returned $4.9 million to our shareholders in the form of quarterly cash dividends and ended the quarter with $606.1 million of shareholders' equity. In the second quarter of 2014, we generated $41.4 million in cash flow from operations and used $55.6 million for capital expenditures net of equipment sales.

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

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Trucking (Asset-Based)Segment	$	%	$	%	$	%	$	%
Revenue	$216,300		$205,656		$421,723		$409,212
Operating expenses	180,444	83.4	176,252	85.7	356,746	84.6	356,574	87.1
Operating income	$35,856		$29,404		$64,977		$52,638

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$216,300		$205,656		$421,723		$409,212
Less: Trucking (Asset-Based) fuel surcharge revenue	(45,247)		(44,679)		(88,814)		(90,479)
Less: Intersegment transactions(1)	(32)		(21)		(61)		(74)
Revenue, net of fuel surcharge and intersegment transactions(1)	171,021		160,956		332,848		318,659
Operating expenses	180,444		176,252		356,746		356,574
Less: Trucking (Asset-Based) fuel surcharge revenue	(45,247)		(44,679)		(88,814)		(90,479)
Less: Intersegment transactions(1)	(32)		(21)		(61)		(74)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	135,165	79.0	131,552	81.7	267,871	80.5	266,021	83.5
Operating income	$35,856		$29,404		$64,977		$52,638

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Average revenue per tractor(1)	$42,938	$40,523	$83,546	$79,069
Average length of haul (miles)	497	482	499	481
Non-paid empty mile percent	9.4%	10.8%	9.5%	10.9%
Average tractors in operation during period	3,983	3,963	3,984	4,020
Average trailers in operation during period	9,046	9,393	9,054	9,439

(1)	Average revenue per tractor is based on trucking revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 3,983 tractors in the second quarter of 2014, of which 3,557 were company-owned tractors as of June 30, 2014. The average age of our company-owned tractor fleet was 1.8 years at June 30, 2014, which we expect to maintain for the remainder of 2014.  We also operated an average of 9,046 trailers in the second quarter of 2014, with an average age of 5.3 years as of June 30, 2014.  We expect the average age of our trailers to decrease slightly during the remainder of 2014 as we refresh our fleet. Our net property, plant, and equipment at June 30, 2014, was $621.4 million, most of which relates to our Trucking (Asset-Based) segment.

Our capital expenditures can also affect depreciation expense.  Trucking (Asset-Based) depreciation relates primarily to our owned tractors, trailers, auxiliary power units, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the 2007 and 2010 EPA engine emissions requirements and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking (Asset-Based) segment depreciation and amortization expense was approximately $20.7 million in the second quarter of 2014.

Logistics (Non-Asset-Based) Strategy and Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics (Non-Asset-Based) business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics (Non-Asset-Based) services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Non-Asset-Based revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage operating unit and continued increases in the number of customers utilizing our Logistics (Non-Asset-Based) services contributed to the improved productivity and revenue realized in the second quarter of 2014.

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

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$49,114		$40,616		$93,730		$73,824
Other operating expenses	46,071	93.8	38,095	93.8	88,558	94.5	68,993	93.5
Operating income	$3,043		$2,521		$5,172		$4,831

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$49,114		$40,616		$93,730		$73,824
Less: Intersegment transactions	(1,227)		(1,468)		(2,074)		(2,779)
Revenue excluding intersegment transactions	47,887		39,148		91,656		71,045
Operating expenses	46,071		38,095		88,558		68,993
Less: Intersegment transactions	(1,227)		(1,468)		(2,074)		(2,779)
Operating expenses excluding intersegment transactions	44,844	93.6	36,627	93.6	86,484	94.4	66,214	93.2
Operating income	$3,043		$2,521		$5,172		$4,831

We primarily measure the Logistics (Non-Asset-Based) segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination, less purchased transportation expense, expressed as a percentage of revenue net of intersegment elimination) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers generally are not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Combined Brokerage and Intermodal gross margin percent(1)	14.1%	13.6%	13.6%	13.7%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Trucking (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like our Trucking (Asset-Based) segment.  Rather, our Logistics (Non-Asset-Based) segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics (Non-Asset-Based) services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense was approximately $1.2 million in the second quarter of 2014, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

In the second half of 2014, we expect truckload freight demand will remain strong and capacity will further tighten and create significant headwinds for the industry.  We expect that the new hours-of-service rules, the pending electronic logging device mandate, and other regulations, including CSA, could result in a reduction in effective trucking capacity to serve increased demand.  An expanding United States economy could create alternative employment opportunities for drivers we wish to hire.  Reduced hours-of-operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  Our driver development program remains a primary focus for our management team.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

Several issues impacting the trucking industry could also cause our costs to increase in the remainder of 2014.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices are rising, and potentially higher fuel prices are not fully offset by fuel surcharges.  The new industry-wide regulations governing hours-of-service that went into effect in July 2013 negatively impacted our miles per tractor (though we were able to mitigate much of the impact) and may continue to have a negative impact on our asset utilization in 2014.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, continue to grow our logistics segment, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		% Change	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		% Change
(Amounts in thousands)	$	%	$	%	(%)	$	%	$	%	(%)
Trucking (Asset-Based) revenue	$171,021	64.8%	$160,956	65.8%	6.3%	$332,848	64.8%	$318,659	66.4%	4.5%
Trucking (Asset-Based) fuel surcharge revenue	45,247	17.1	44,679	18.2	1.3	88,814	17.3	90,479	18.8	(1.8)
Logistics (Non-Asset-Based) revenue	47,887	18.1	39,148	16.0	22.3	91,656	17.9	71,045	14.8	29.0
Consolidated Revenue	264,155	100.0	244,783	100.0	7.9	513,318	100	480,183	100	6.9

Operating expenses:
Salaries, wages and benefits	64,750	24.5	56,807	23.2	14.0	125,483	24.4	114,461	23.8	9.6
Fuel	52,192	19.8	52,739	21.6	(1.0)	104,201	20.3	108,432	22.6	(3.9)
Operations and maintenance	17,156	6.5	15,919	6.5	7.8	34,176	6.7	31,828	6.6	7.4
Insurance and claims	7,462	2.8	7,295	3.0	2.3	14,885	2.9	14,450	3.0	3.0
Operating taxes and licenses	3,861	1.5	3,985	1.6	(3.1)	7,926	1.5	7,893	1.6	0.4
Communications	1,178	0.5	1,200	0.5	(1.8)	2,457	0.5	2,372	0.5	3.6
Depreciation and amortization	21,951	8.3	21,089	8.6	4.1	43,738	8.5	42,597	8.9	2.7
Purchased transportation(1)	56,319	21.3	49,883	20.4	12.9	108,288	21.1	92,675	19.3	16.8
Miscellaneous operating expenses	387	0.1	3,941	1.6	(90.2)	2,015	0.4	8,006	1.7	(74.8)
Total operating expenses	225,256	85.3	212,858	87.0	5.8	443,169	86.3	422,714	88.0	4.8
Operating income	38,899	14.7	31,925	13.0	21.8	70,149	13.7	57,469	12.0	22.1
Interest income	109	0.0	96	0.0	13.5	222	0.0	205	0.0	8.3
Interest expense	(87)	0.0	(77)	0.0	13.0	(204)	0.0	(219)	(0.1)	(6.8)
Other income	2,591	1.0	(168)	(0.1)	1,642.3	3,457	0.6	53	0.0	6,422.6
Total other income (expense)	2,613	1.0	(149)	(0.1)	1,853.7	3,475	0.6	39	(0.1)	8,810.3
Income before income taxes	41,512	15.7	31,776	12.9	30.6	73,624	14.3	57,508	11.9	28.0
Income taxes	15,496	5.9	12,712	5.1	21.9	28,276	5.5	23,010	4.8	22.9
Net income	$26,016	9.8%	$19,064	7.8%	36.5%	$45,348	8.8%	$34,498	7.1%	31.5%
Net gain attributable to noncontrolling interest	(255)	(0.1)	(125)	(0.1)	104.0	(524)	(0.1)	(376)	0.0	39.4
Net income attributable to Knight Transportation	$25,761	9.7%	$18,939	7.7%	36.0%	$44,824	8.7%	$34,122	7.1%	31.4%

(1)
Purchased transportation expense is comprised of (a) services provided by independent contractors, which is primarily attributed to our Trucking (Asset-Based) segment; (b) services provided by  third-party capacity providers, which is primarily attributed to our Logistics (Non-Asset-Based) segment; and (c) expenditures relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the six months and three months ended June 30, 2014 and June 30, 2013 is set forth below.

Comparison of Six Months and Three Months Ended June 30, 2014 to Six Months and Three Months Ended June 30, 2013.

Total revenue increased 6.9% and 7.9% for the six months and three months ended June 30, 2014, respectively, to $513.3 million from $480.2 million, and to $264.2 million from $244.8 million for the same periods in 2013, respectively. Both our Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments experienced revenue growth and contributed to the increase in total revenue.

Total Trucking (Asset-Based) revenue excluding fuel surcharge was $332.8 million for the six months ended June 30, 2014, and $318.7 million for the same period in 2013, an increase of 4.5%.  Trucking (Asset-Based) revenue excluding fuel surcharge increased 6.3% for the three months ended June 30, 2014, to $171.0 million from $161.0 million for the same period in 2013. Trucking (Asset-Based) fuel surcharge was $88.8 million in the first six months of 2014, and $90.5 million for the same six months in 2013.  Trucking (Asset-Based) fuel surcharge was $45.2 million in the second quarter of 2014, compared to $44.7 million in the same quarter of 2013. Average fuel prices were almost the same in the six months ended June 30, 2014 and 2013, however our billable miles decreased in the six month period ended June 30, 2014 compared to the same period of 2013 resulting in a decrease in Trucking (Asset-Based) fuel surcharge year over year. Trucking (Asset-Based) fuel surcharge increased 1.3% in the three months ended June 30, 2014 compared to the same period of 2013 due to an increase in average fuel price and an increase in billable miles.

Although total miles decreased in the six months and three months ended June 30, 2014, tractor productivity, as measured by average revenue, before fuel surcharge per tractor, increased 5.7% for the six months ended June 30, 2014, and 6.0% for the three months ended June 30, 2014 compared to the same periods of 2013, which was attributable to a strengthening market that led to greater demand for our capacity, improved contract pricing, and additional customer business. Average revenue per total mile increased 6.9% in the six months ended June 30, 2014, and 7.1% in the three months ended June 30, 2014 as we improved pricing and reduced non-paid empty mile percentage rate to 9.5% and 9.4% in the six months and three months ended June 30, 2014, respectively, from 10.9% and 10.8% for the same periods in 2013, respectively.  If economic conditions continue to improve and capacity remains tight, we anticipate that we will be able to sustain overall rate increases in 2014 and beyond; however, adverse changes in either of these factors, among others, would likely prevent rate increases and could negatively affect existing rates.

Logistics (Non-Asset-Based) revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Logistics (Non-Asset-Based) revenue was $91.7 million for the six months ended June 30, 2014 and $47.9 million for the three months ended June 30, 2014. Logistics (Non-Asset-Based) revenue increased 29.0% and 22.3% in the six months and three months ended June 30, 2014, respectively, compared to the same periods of 2013. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity and increased shipment volume growth in our Brokerage business.

Salaries, wages and benefits expense, as a percentage of revenue, increased to 24.4% for the six months ended June 30, 2014, compared to 23.8% for the same period in 2013, and increased to 24.5% from 23.2% for the three months ended June 30, 2014, compared to the same period of 2013. Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income.  Salaries, wages and benefits expense for the six months and three months ended June 30, 2014 increased due to higher costs associated with our healthcare benefits and workers’ compensation claims. In both periods of 2014 we increased driver pay per mile; although in the six month period ended June 30, 2014 this was offset by significant revenue growth in our Logistics (Non-Asset-Based) segment, which has minimal salaries, wages and benefits expense. We believe that the driver market remains challenging and that the implementation of stricter regulations under CSA has further reduced the pool of available drivers. We continue to develop strategies designed to attract and retain qualified driving associates.

Fuel expense, as a percentage of revenue, decreased to 20.3% for the six months ended June 30, 2014, from 22.6% in same period in 2013, and decreased to 19.8% from 21.6% for the three months ended June 30, 2014. Although the U.S. National Average Diesel Fuel remained flat year over year in the six months ended June 30, 2014 and 2013, and increased 1.6% year over year in the three months ended June 30, 2014, as a percentage of revenue, our fuel cost improved due to the increase in overall revenue and the significant revenue growth of our Logistics (Non-Asset-Based) segment, where no fuel expense is incurred. The decrease in total miles driven, and improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs also contributed to the reduction in fuel expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking (Asset-Based) segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking (Asset-Based) segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, increased slightly to 6.7% from 6.6% in the six months ended June 30, 2014, compared to the same period in 2013, and remained constant at 6.5% for each of the three months ended June 30, 2014 and 2013.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  While operations and maintenance expense remained relatively constant as a percentage of revenue, repair and maintenance cost for equipment used in our Asset-Based segment increased in both the six months and three months ended June 30, 2014, and were offset partially by a decrease in tire costs. Equipment maintenance costs increased, in part due to higher routine service costs related to new technology, increased expenses to prepare trucks for sale or trade, and the effects of CSA regulations. Tight driver market conditions continued throughout the first half of 2014 and contributed to increased driver development and recruiting expenses.  We expect the driver market to remain competitive throughout the remainder of 2014, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased in both the six months and three months ended June 30, 2014, to 2.9% and 2.8% from 3.0% for the same periods in 2013. The improvement is due to increased revenue primarily from our Logistics (Non-Asset Based) segment where related insurance and claims costs are typically lower as a percentage of revenue than our larger Trucking (Asset-Based) segment. We continued to experience low auto liability frequency and severity compared to 2013.

Operating taxes and license expense, as a percentage of revenue, decreased slightly to 1.5% for both the six months and three months ended June 30, 2014, from 1.6% for the six months and three months ended June 30, 2013. The decreases resulted from increased revenue for the same periods with relatively small changes in operating taxes and licensing costs.

Communications expense, as a percentage of revenue, remained consistent at 0.5% for the six months and three months ended June 30, 2014 and for the same periods in 2013.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Although depreciation and amortization costs increased 2.7% and 4.1% in the six months and three months ended June 30, 2014, respectively, from the same periods of 2013, depreciation and amortization expense, as a percentage of revenue, decreased to 8.5% for the six months ended June 30, 2014, from 8.9% in the same period of 2013, and decreased to 8.3% for the three months ended June 30, 2014, from 8.6% in the same three months of 2013. This fixed cost as a percentage of total revenue was lower for the six months and three months ended June 30, 2014, due to the growth in revenue, particularly the significant growth in our Logistics (Non-Asset-Based) segment, which is less capital intensive. Depreciation and amortization expense for our Trucking (Asset-Based) segment as a percentage of Trucking (Asset-Based) revenue, including fuel surcharge, remained flat at 9.8% for the six months ended June 30, 2014, and 2013, and decreased slightly to 9.6% in the three months ended June 30, 2014, from  9.7% for the same period of 2013. We improved our average revenue per tractor 5.7% in the six months ended June 30, 2014, compared to the same period of 2013, and 6.0% for the three month period ended June 30, 2014, from the same period of 2013, which offset increases in depreciation due to continuing to renew our fleet with higher-priced EPA compliant engines.  The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we also added tractors with 2014 EPA compliant engines in the first half of 2014. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment.  Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics (Non-Asset-Based) operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors are expected to result in higher depreciation and amortization going forward.

Purchased transportation expense, as a percentage of revenue, increased to 21.1% for the six months ended June 30, 2014 from 19.3% for the same six-month period of 2013, and to 21.3% for the three months ended June 30, 2014, from 20.4% for the same three-month period of 2013.  Purchased transportation expense is comprised of (i) services provided by independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking (Asset-Based) segment; and (ii) services provided by third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations, and our sourcing activities in our Logistics (Non-Asset-Based) segment.  The overall increase in this category is primarily due to the growth in our Logistics (Non-Asset-Based) segment operations, which grew revenues 29.0% for the six months ended June 30, 2014, and 22.3% for the three months ended June 30, 2014.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics (Non-Asset-Based) segment increased 34.1% in the six months ended June 30, 2014, and 24.4% in the three months ended June 30, 2014, when compared to the same six-month and three-month periods of 2013, primarily due to the strong growth in our Logistics (Non-Asset-Based) segment in the 2014 periods.  Purchased transportation expense attributed to payments to independent contractors in our Trucking (Asset-Based) segment decreased by approximately 8.5% for the six months ended June 30, 2014, and 6.3% for the three months ended June 30, 2014 as compared to the same six-month and three-month periods in 2013.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.  We expect purchased transportation will continue to increase as a percentage of revenue if we are successful in continuing to grow our Logistics (Non-Asset-Based) segment.

Miscellaneous operating expenses, as a percentage of revenue, decreased to 0.4% during the six months ended June 30, 2014 compared to 1.7% for the same period during 2013, and decreased to 0.1% during the three months ended June 30, 2014 compared the 1.6% for the same three-month period of 2013. The decreases are primarily due to an increase in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment increased to $8.9 million in the six months ended June 30, 2014, compared to $3.0 million for the same period a year ago, and to $4.6 million in the three months ended June 30, 2014, compared to $1.6 million for the same period a year ago. Excluding gains from sales of equipment, miscellaneous operating expense decreased during both the six months and three months ended June 30, 2014, as we decreased legal and professional costs for the six-month and three-month periods ended June 30, 2014, compared to the same periods a year ago.

As a result of the above factors, our operating ratio (operating expenses expressed as a percentage of revenue) was 86.3% for the six months ended June 30, 2014, compared to 88.0% for the 2013 period, and 85.3% for the second quarter 2014, compared to 87.0% for the same quarter of 2013.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 83.5% for the six months ended June 30, 2014, as compared to 85.3% for the same six-month period of 2013, and 82.2% for the second quarter ended June 30, 2014, compared to 84.0% for the same quarter of 2013.

Interest income and interest expense remained relatively constant while our borrowing capacity increased to $300.0 million from $150.0 million during 2013.  Our debt balance was reduced to $15.4 million during the six months ended June 30, 2014, from $38.0 million at December 31, 2013, and increased during the three months ended June 30, 2014, from $12.0 million at March 31, 2014.

Other income increased in the six-month and three-month periods ended June 30, 2014 compared to the same periods of 2013. The increases for the six-month and three-month periods are due to realized gain on sale of available-for-sale securities and net gains from our investments in the TRP portfolios.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 38.7% for the six months ended June 30, 2014 and 40.3% for the same six-month period in 2013, while our effective tax rate was 37.6% for the three months ended June 30, 2014 and 40.2% for the same period in 2013.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation increased 31.4% for the six months ended June 30, 2014, in comparison to the same period during 2013, and 36.0% for the three months ended June 30, 2014, compared to the same period of 2013.

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

Net cash provided by operating activities was $77.9 million for the six months ended June 30, 2014, compared to $72.3 million provided during the same period in 2013.

Net cash used in investing activities was $57.4 million for the six months ended June 30, 2014, compared to net cash used of $15.1 million for the same period in 2013. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales was $61.4 million for the six months ended June 30, 2014, compared to $17.8 million for the same period in 2013. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $60.0 million to $70.0 million for the remainder of 2014.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $21.3 million for the six months ended June 30, 2014, compared to $62.1 million for the same period in 2013.  Net cash payments towards line of credit borrowings were $22.6 million for the six months ended June 30, 2014, compared to $54.0 million in the same period of 2013. Proceeds from exercises of stock options were $10.8 million in the six months ended June 30, 2014, compared to $2.0 million in the same period of 2013. We also paid $9.9 million for dividends in the six months ended June 30, 2014, and $9.8 million for the same period of  2013.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  The aggregate amount outstanding under our line of credit was $15.4 million as of June 30, 2014, compared to $38.0 million as of December 31, 2013. Our borrowings under the line of credit are classified as a long-term liability in the accompanying consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $24.0 million as of June 30, 2014 and December 31, 2013.  Combining the amounts borrowed and letters of credit issued, we have $260.6 million available for future borrowing under our existing line of credit, compared with $238.0 million as of December 31, 2013.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of June 30, 2014.

As of June 30, 2014, our cash and cash equivalents totaled approximately $0.1 million compared to $1.0 million as of December 31, 2013.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  We did not have any tractors or trailers held under operating leases as of June 30, 2014 or December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking (Asset-Based) operations, our Logistics (Non-Asset-Based) operations, and revenue on freight transported by independent contractors within our Trucking (Asset-Based) operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At June 30, 2014, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.75%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first six months of 2014, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $0.2 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of June 30, 2014, and December 31, 2013, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the six month period ended June 30, 2014, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.2 million.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first six months of 2014. See Note 14 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
Exhibit 4		Instruments defining the rights of security holders, including indentures
	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)
	(4.2)	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)
	(4.3)#	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
	(4.4)#	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
Exhibit 31		Section 302 Certifications
(31.1)*
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin P. Knight, the Company's Chief Executive Officer (principal executive officer).

(31.2)*
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer (principal financial officer).

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

KNIGHT TRANSPORTATION, INC.

Date: August 11, 2014	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: August 11, 2014	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant