Form 10-Q
period 2014-09-30
KNIGHT TRANSPORTATION INC
filed 2014-11-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
[  ]  Yes   [X] No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 31, 2014, was 81,148,094 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,608	$992
Trade receivables, net of allowance for doubtful accounts of $3,061 and $2,409, respectively	125,815	116,391
Notes receivable, net of allowance for doubtful notes receivable of $308 and $312, respectively	701	774
Related party notes and interest receivable	-	748
Prepaid expenses	17,845	15,026
Assets held for sale	17,719	16,476
Other current assets	12,389	11,066
Current deferred tax assets	2,381	3,359
Total current assets	178,458	164,832

Property and Equipment:
Revenue equipment	733,490	683,275
Land and land improvements	47,981	45,615
Buildings and building improvements	121,513	115,201
Furniture and fixtures	17,031	18,605
Shop and service equipment	16,736	9,564
Leasehold improvements	3,018	3,382
Gross property and equipment	939,769	875,642
Less: accumulated depreciation and amortization	(272,743)	(283,851)
Property and equipment, net	667,026	591,791
Notes receivable, long-term	4,029	4,047
Goodwill	10,242	10,257
Other long-term assets, restricted cash and investments	37,813	36,194
Total long-term assets	719,110	642,289
Total assets	$897,568	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	September 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,086	$14,354
Accrued payroll and purchased transportation	25,232	13,864
Accrued liabilities	20,445	19,062
Claims accrual – current portion	17,415	15,616
Dividend payable – current portion	188	168
Total current liabilities	92,366	63,064

Long-term Liabilities:
Claims accrual – long-term portion	10,023	8,889
Long-term dividend payable and other liabilities	2,438	2,486
Deferred tax liabilities	127,896	140,149
Long-term debt	37,000	38,000
Total long-term liabilities	177,357	189,524

Total liabilities	269,723	252,588

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 81,096 and 80,199 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	811	802
Additional paid-in capital	167,649	150,858
Accumulated other comprehensive income	6,526	4,582
Retained earnings	451,706	397,346
Total Knight Transportation shareholders' equity	626,692	553,588
Noncontrolling interest	1,153	945
Total shareholders’ equity	627,845	554,533

Total liabilities and shareholders' equity	$897,568	$807,121

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Revenue, before fuel surcharge	$227,829	$195,847	$652,333	$585,551
Fuel surcharge	43,718	43,491	132,532	133,970
Total revenue	271,547	239,338	784,865	719,521
OPERATING EXPENSES:
Salaries, wages and benefits	65,296	60,097	190,779	174,558
Fuel	51,221	54,338	155,422	162,770
Operations and maintenance	17,305	17,088	51,481	48,916
Insurance and claims	7,530	7,190	22,414	21,640
Operating taxes and licenses	4,338	3,752	12,265	11,645
Communications	1,164	1,244	3,621	3,616
Depreciation and amortization	22,684	21,981	66,422	64,578
Purchased transportation	60,017	45,603	168,305	138,278
Miscellaneous operating expenses	2,201	3,771	4,216	11,777
Total operating expenses	231,756	215,064	674,925	637,778

Income from operations	39,791	24,274	109,940	81,743

Interest income	104	89	326	294
Interest expense	(135)	(91)	(339)	(310)
Other income	2,399	971	5,856	1,024
Income before income taxes	42,159	25,243	115,783	82,751

Income taxes	16,786	10,090	45,062	33,100
Net income	25,373	15,153	70,721	49,651

Net income attributable to noncontrolling interest	(273)	(94)	(797)	(470)
Net income attributable to Knight Transportation	$25,100	$15,059	$69,924	$49,181

Basic Earnings Per Share	$0.31	$0.19	$0.87	$0.62
Diluted Earnings Per Share	$0.31	$0.19	$0.86	$0.61

Weighted Average Shares Outstanding – Basic	81,035	80,048	80,802	79,948

Weighted Average Shares Outstanding – Diluted	82,097	80,395	81,776	80,250

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES, Condensed Consolidated Unaudited Statements of Comprehensive Income (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Knight Transportation	$25,100	$15,059	$69,924	$49,181

Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income (1)	(892)	(528)	(1,450)	(557)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities (2)	(700)	2,392	3,393	2,472

Comprehensive income	$23,508	$16,923	$71,867	$51,096

(1)	Net of current income taxes of $552, $327, $897 and $345, respectively.
(2)	Net of deferred income taxes of $(433), $1,479, $2,100 and $1,527, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:

Net income	$70,721	$49,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,422	64,578
Gain on sale of equipment	(13,212)	(4,992)
Gain from sale of available-for-sale securities	(2,347)	(902)
Impairment of Transportation Resource Partners I	1,041	-
Gain from investment in Transportation Resource Partners III	(3,490)	(130)
Non-cash compensation expense for issuance of common stock to certain members of board of directors	200	168
Provision for doubtful accounts and notes receivable	998	723
Excess tax benefits related to stock-based compensation	(1,023)	-
Stock-based compensation expense, net	2,933	1,962
Deferred income taxes	(12,478)	(5,611)

Changes in operating assets and liabilities:
Trade receivables	(10,385)	(15,395)
Other current assets	(1,323)	953
Prepaid expenses	(2,819)	790
Income tax receivable	-	(1,343)
Other long-term assets	885	(852)
Accounts payable	5,095	7,338
Accrued liabilities and claims accrual	15,849	3,777

Net cash provided by operating activities	117,067	100,715

Cash Flows From Investing Activities:
Purchases of property and equipment	(185,892)	(96,295)
Proceeds from sale of equipment/assets held for sale	64,584	39,144
Proceeds from notes receivable	1,426	1,944
Payments for notes receivable	(115)	(511)
Proceeds from related party notes receivable	748	822
Change in restricted cash and investments	(17)	339
Proceeds from sale of available-for-sale securities	4,697	6,056
Purchase of available-for-sale securities	-	(9,559)
Investment activity in Transportation Resource Partners	774	(2,957)

Net cash used in investing activities	(113,795)	(61,017)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Financing Activities:
Dividends paid	$(14,733)	$(14,625)
Payments on line of credit borrowings, net	(1,000)	(28,000)
Excess tax benefits related to stock-based compensation	1,023	-
Cash distribution to noncontrolling interest holder	(589)	(405)
Proceeds from exercise of stock options	12,643	2,929

Net cash used in financing activities	(2,656)	(40,101)

Net increase/(decrease) in Cash and Cash Equivalents	616	(403)
Cash and Cash Equivalents, beginning of period	992	5,684

Cash and Cash Equivalents, end of period	$1,608	$5,281

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$12,491	$4,786
Transfer from property and equipment to assets held for sale	$43,308	$28,458
Transfer from related party notes receivable to notes receivable	$-	$403
Financing provided to independent contractors for equipment sold	$1,341	$1,185
Net dividend accrued for restricted stock units	$131	$134
Cash flow information:
Income taxes paid	$58,582	$42,862
Interest expense paid	$345	$296

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

Note 2.                      Stock-Based Compensation

In May 2012, our shareholders approved the 2012 Equity Compensation Plan. This replaced the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock based compensation cost for the three months, and nine months ended September 30, 2014, and 2013, respectively, are as follows:

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2014	2013	2014	2013
Stock compensation expense for options, net of forfeitures	$181	$115	$453	$246
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	866	614	2,480	1,716
Combined stock compensation expense	$1,047	$729	$2,933	$1,962

We received approximately $1.9 million and $12.6 million in cash from the exercise of stock options during the three months and nine months ended September 30, 2014, compared to $0.9 million and $2.9 million for the same periods in 2013.

As of September 30, 2014, we have approximately $2.0 million of unrecognized compensation cost related to unvested options granted under our equity compensation plan.  This cost is expected to be recognized over a weighted-average period of 2.0 years and a total period of 3.5 years.  We also have approximately $14.0 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted average period of 4.1 years and a total period of 8.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Nine Months Ended September 30,
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

A total of 394,550 stock options were granted during the first nine months of 2014 and 429,800 stock options were granted during the first nine months of 2013. A summary of the option award activity under our equity compensation plan as of September 30, 2014, and changes during the nine-month period is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2013	3,374,846	$16.26
Granted	394,550	22.61
Exercised	(814,593)	15.53
Forfeited	(70,290)	17.47
Outstanding as of September 30, 2014	2,884,513	$17.31

A total of 9,000 and 163,111 restricted stock unit awards were granted during the first nine months of 2014 and 2013, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of September 30, 2014, and changes during the nine-month period is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2013	1,213,698	$16.04
Granted	9,000	22.61
Vested	(113,959)	15.97
Forfeited	(28,510)	16.22
Unvested as of September 30, 2014	1,080,229	$16.10

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

During the nine months ended September 30, 2014, we granted 181,112 PRSUs. No awards were granted in the three months ended September 30, 2014. The performance measurement period for this award is January 1, 2014 to December 31, 2016 (for Fiscal Year 2014, 2015, and 2016). This award will vest January 31, 2018, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

Nine Months Ended September 30, 2014
Dividend yield (1)	1.06%
Expected volatility (2)	26.11%
Average peer volatility(2)	36.01%
Average peer correlation coefficient(3)	0.5796
Risk-free interest rate (4)	0.66%
Expected term (5)	2.80 years
Weighted average fair value of PRSUs granted	$23.85

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

As of September 30, 2014, there was $3.7 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period and total period of 3.3 years.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2014 and 2013, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
Weighted average common shares outstanding – basic	81,035	80,048	80,802	79,948
Dilutive effect of stock options and unvested restricted stock units	1,062	347	974	302
Weighted average common shares outstanding – diluted	82,097	80,395	81,776	80,250

Net income attributable to Knight Transportation	$25,100	$15,059	$69,924	$49,181

Basic Earnings Per Share	$0.31	$0.19	$0.87	$0.62
Diluted Earnings per Share	$0.31	$0.19	$0.86	$0.61

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

The number of anti-dilutive shares are:

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2014	2013	2014	2013
Number of anti-dilutive shares	288,334	1,811,212	286,159	1,669,552

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

The following table sets forth revenue and operating income between the Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments for the three month and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Revenues:	$	%	$	%	$	%	$	%
Trucking (Asset-Based) Segment	$217,848	80.2%	$204,782	85.6%	$639,571	81.5%	$613,994	85.3%
Logistics (Non-Asset-Based) Segment	54,787	20.2	35,238	14.7	148,517	18.9	109,062	15.2
Subtotal	272,635		240,020		788,088		723,056
Intersegment Eliminations Asset-Based	(4)	0.0	(18)	0.0	(65)	0.0	(92)	0.0
Intersegment Eliminations Non-Asset-Based	(1,084)	(0.4)	(664)	(0.3)	(3,158)	(0.4)	(3,443)	(0.5)
Total	$271,547	100%	$239,338	100%	$784,865	100%	$719,521	100%

Operating Income:
Trucking (Asset-Based) Segment	$35,514	89.3%	$23,212	95.6%	$100,491	91.4%	$75,850	92.8%
Logistics (Non-Asset-Based) Segment	4,277	10.7	1,062	4.4	9,449	8.6	5,893	7.2
Total	$39,791	100%	$24,274	100%	$109,940	100%	$81,743	100%

Trucking (Asset-Based) Segment Information

The Trucking (Asset-Based) operating units operate large modern company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Trucking (Asset-Based) services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

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

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amounts in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$217,848		$204,782		$639,571		$613,994
Operating expenses	182,334	83.7%	181,570	88.7%	539,080	84.3%	538,144	87.6%
Operating income	$35,514		$23,212		$100,491		$75,850

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (amounts in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$217,848		$204,782		$639,571		$613,994
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,718)		(43,491)		(132,532)		(133,970)
Less: Intersegment transactions(1)	(4)		(18)		(65)		(92)
Revenue, net of fuel surcharge and intersegment transactions(1)	174,126		161,273		506,974		479,932
Operating expenses	182,334		181,570		539,080		538,144
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,718)		(43,491)		(132,532)		(133,970)
Less: Intersegment transactions(1)	(4)		(18)		(65)		(92)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	138,612	79.6%	138,061	85.6%	406,483	80.2%	404,082	84.2%
Operating income	$35,514		$23,212		$100,491		$75,850

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking (Asset-Based) Segment was approximately $21.5 million and $20.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense for the Trucking (Asset-Based) Segment was approximately $62.9 million and $60.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Logistics (Non-Asset-Based) Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by the Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for our customers. We also provide logistics, freight management and other non-trucking services through our Non-Asset-Based business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics (Non-Asset-Based) revenue is mainly affected by the rates we are able to negotiate with customers, the freight volumes that are shipped through third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amounts in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$54,787		$35,238		$148,517		$109,062
Other operating expenses	50,510	92.2%	34,176	97.0%	139,068	93.6%	103,169	94.6%
Operating income	$4,277		$1,062		$9,449		$5,893

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amounts in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$54,787		$35,238		$148,517		$109,062
Less: Intersegment transactions	(1,084)		(664)		(3,158)		(3,443)
Revenue excluding intersegment transactions	53,703		34,574		145,359		105,619
Operating expenses	50,510		34,176		139,068		103,169
Less: Intersegment transactions	(1,084)		(664)		(3,158)		(3,443)
Operating expenses excluding intersegment transactions	49,426	92.0%	33,512	96.9%	135,910	93.5%	99,726	94.4%
Operating income	$4,277		$1,062		$9,449		$5,893

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

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Combined Brokerage and Intermodal gross margin percent(1)	15.2%	11.3%	14.2%	12.8%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like the Trucking (Asset-Based) segment.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.2 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense for the Logistics (Non-Asset-Based) segment was approximately $3.6 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively.

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 5.                      Joint Ventures

In July 2014, we formed an Arizona limited liability company, Kool Trans, LLC, for the purpose of expanding our refrigerated trucking business. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

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

Based on claims resolved this quarter, and our present knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.                      Dividends

On August 7, 2014, we announced a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on September 5, 2014, and was paid on September 26, 2014. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At September 30, 2014 and December 31, 2013, we had approximately $5.4 million and $6.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying consolidated balance sheets.

Note 9.                      Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, is as follows:

In thousands
Goodwill at December 31, 2013	$10,257
Amortization relating to deferred tax assets	(15)
Goodwill at September 30, 2014	$10,242

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized in the three months ended September 30, 2014 or 2013 from TRP investment activity. In the nine months ended September 30, 2014, we recognized a net gain of $519,000; no gain or loss was recognized in the nine months ended September 30, 2013. The carrying value of our investment in TRP was $477,000 and $2.0 million at September 30, 2014 and December 31, 2013, respectively. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets and restricted cash" on our accompanying consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of September 30, 2014, we have contributed approximately $11.2 million to TRP III, leaving an outstanding commitment of $3.8 million. Our investment in TRP III is accounted for using the equity method. For the three months ended September 30, 2014, we recognized a gain of approximately $1.5 million, for TRP III under the equity method of accounting, and $125,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, we recognized gains of $3.5 million, and $130,000, respectively for TRP III under the equity method of accounting. The carrying value of our investment in TRP III was $14.7 million and $11.4 million as of September 30, 2014 and December 31, 2013, respectively, and included within "Other long-term assets and restricted cash" on our accompanying consolidated balance sheets.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity on the accompanying consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings.

The following table shows the Company’s realized gains during the first nine months of 2014 and 2013 on certain securities that were held as available-for-sale. The cost of securities sold is based on the specific identification method and included in “Other income” on the accompanying consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Realized gains
Sales proceeds	$2,796	$3,976	$4,697	$6,056
Cost of securities sold	1,352	3,121	2,350	5,154
Realized gain	$1,444	$855	$2,347	$902

Realized gains, net of taxes	$892	$528	$1,450	$557

As of September 30, 2014, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying consolidated balance sheets, was approximately $18.3 million, including gross unrealized gains of approximately $10.6 million, or $6.5 million (net of tax). As of December 31, 2013, our available-for-sale investment balance was approximately $17.5 million, including gross unrealized gains of approximately $7.4 million, or $4.6 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying consolidated balance sheets.  Assets held for sale at September 30, 2014 and December 31, 2013, totaled $17.7 million and $16.5 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal authority, and the 2009 through 2013 tax years generally remain subject to examination by state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at September 30, 2014 or December 31, 2013.

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

We did not purchase any shares in either of the nine months ended September 30, 2014 or 2013. As of September 30, 2014, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the programs are terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2014 and December 31, 2013.

	Total	Total	Level One		Level Two		Level Three
	Balance at September 30, 2014	Balance at December 31, 2013	Balance at September 30, 2014	Balance at December 31, 2013	Balance at September 30, 2014	Balance at December 31, 2013	Balance at September 30, 2014	Balance at December 31, 2013
	(in thousands)
Assets:
Available-for-sale securities:
Equity securities - common shares	$18,251	$17,454	$18,251	$17,454	-	-	-	-
Restricted cash and investments:
Money market funds	$1,261	$1,371	$1,261	$1,371	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,359	$2,232	-	-	$2,359	$2,232	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 20%. We had 114 and 117 loans outstanding from independent contractors and third parties as of September 30, 2014 and December 31, 2013, respectively.

The notes receivable balances are classified separately between current and long-term on the accompanying consolidated balance sheets.  The current and long-term balance of our notes receivable at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Notes receivable from independent contractors	$723	$503
Notes receivable from third parties	4,234	4,630
Net investment in sales-type leases	81	-
Gross notes receivable	5,038	5,133
Allowance for doubtful notes receivable	(308)	(312)
Total notes receivable, net of allowance	4,730	4,821

Current portion, net of allowance	701	774
Long-term portion	$4,029	$4,047

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

Note 18.                      Line of Credit

We maintain a revolving line of credit with Wells Fargo Bank, which permits revolving borrowings and letters of credit.  Previously, the line of credit had been maintained at $150.0 million with interest at either the prime rate, or LIBOR plus 0.625%.  In October 2013, we increased this limit to $300.0 million, and going forward it will bear interest at either the prime rate, or LIBOR plus 0.75%, determined by us at the time of borrowing, and has a maturity date of October 21, 2016.  We had $37.0 million outstanding under the line of credit as of September 30, 2014, compared to $38.0 million as of December 31, 2013.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the nine-month period ended September 30, 2014 was 0.91%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying consolidated balance sheets.  In connection with our self-insurance program, we also utilized $22.0 million of the line of credit for letters of credit issued to various regulatory authorities as of September 30, 2014.  With the outstanding letters of credit and debt borrowed, we have $241.0 million available for future borrowings as of September 30, 2014.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable annual percentage rate ("APR") for the nine-month period ended September 30, 2014 was 2.13%. We borrowed approximately $112.0 from our line of credit in connection with an acquisition on October 1, 2014. See Note 20 for additional information with respect to this acquisition. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at September 30, 2014 and December 31, 2013.

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

Note 20.                      Subsequent Events

On October 1, 2014, we acquired 100% of the outstanding stock of Barr-Nunn Transportation, Inc. and certain affiliates (“Barr-Nunn”). Barr-Nunn provides dry van truckload transportation services from its headquarters near Des Moines, Iowa, and leased facilities located in Ohio, Pennsylvania, and North Carolina.

Barr-Nunn’s enterprise value at closing was approximately $112.4 million, valued on a cash-free, debt-free basis and subject to a customary working capital adjustment. The transaction also provides for a potential one-time earn-out payment of up to $3.5 million, subject to achievement of an operating income target for the Barr-Nunn business unit for the four fiscal quarters after closing and retention of key personnel. Of the closing amount, $8.0 million was placed in escrow to secure indemnification obligations. The acquisition agreements contain other customary terms and conditions. During the third quarter, we incurred approximately $396,000 of costs related to the acquisition. On October 1, 2014 we borrowed approximately $112.0 million from our line of credit to fund the purchase, leaving approximately $126.6 million available for future borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding general trucking industry issues,  the average age of our trailers, truckload freight demand, equipment utilization, future rate increases, driver pay, new and used equipment prices, purchased transportation expense, working capital needs, liquidity constraints, investment income, and pending litigation; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with any supplements in Part II below.

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

On October 1, 2014, we acquired 100% of the outstanding stock of Barr-Nunn.  Barr-Nunn operates approximately 483 company tractors, 64 tractors supplied by independent contractors, and 1,780 trailers, with its primary operating territory in the eastern United States.  Barr-Nunn's results of operations are not included in our third quarter results.  However, in future periods, Barr-Nunn's results of operations will be consolidated with our results and included with our financial statements.

On October 23, 2014, we announced that Mr. Keith T. Knight will no longer serve as our Chief Operating Officer, but will remain with us on a full time basis in a non-officer capacity supporting the growth and development of our Sales and Operations teams.  We also announced that, effective October 23, 2014, Mr. Randy Knight resigned from our Board of Directors to devote his attention to personal and family interests.

On November 4, 2014, our Board of Directors approved Mr. David A. Jackson succeeding Mr. Kevin P. Knight as our Chief Executive Officer and becoming a member of our Board of Directors as a Class III director, effective January 1, 2015.  Mr. Knight will remain as Chairman of the Board and as a full-time executive officer.

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, were as follows:

●	Revenue, before fuel surcharge, increased 16.3%, to $227.8 million from $195.8 million;

●	Net income attributable to Knight increased 66.7%, to $25.1 million from $15.1 million; and

●	Net earnings attributable to Knight per diluted share increased to $0.31 per share from $0.19 per share.

During the third quarter of 2014, the overall demand environment remained strong while capacity continued to be tight. Several factors contributed to our improved performance, as compared to the third quarter of 2013, including our efforts to improve yield and drive operational efficiencies, continue our focus on recruiting and developing driving associates, provide industry-leading service, intensify our cost control efforts, and realize the benefits of a solid used equipment market.

In the third quarter of 2014, our Trucking (Asset-Based) segment increased both revenue, excluding trucking fuel surcharge, and operating income from the third quarter of 2013.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 7.2% in the third quarter of 2014 compared to the third quarter of 2013.  This improvement is a result of a 6.5% improvement in revenue per loaded mile, a decrease of non-paid empty miles to 9.8% from 10.6%, an increase in our length of haul, and essentially flat miles per tractor in the third quarter of 2014 when compared to the third quarter of 2013.

We continued to experience strong growth in our Logistics (Non-Asset-Based) service offerings where revenue growth was strong at 55.3% in the third quarter of 2014 compared to the third quarter of 2013, and gross margin percentage improved as well. This was attained primarily through our Brokerage business as the volume of Brokerage shipments increased, creating revenue growth of 91.1%, and operating income growth of 311.3% in the third quarter of 2014, as compared to the third quarter of 2013.

In the third quarter of 2014, we returned $4.9 million to our shareholders in the form of quarterly cash dividends and ended the quarter with $626.7 million of shareholders' equity. In the third quarter of 2014, we generated $39.2 million in cash flow from operations and used $60.0 million for capital expenditures net of equipment sales.

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

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Trucking (Asset-Based) segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line of our consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Trucking (Asset-Based) segment are the depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

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

The following table sets forth the Trucking (Asset-Based) segment operating ratio on a GAAP basis (amount in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$217,848		$204,782		$639,571		$613,994
Operating expenses	182,334	83.7%	181,570	88.7%	539,080	84.3%	538,144	87.6%
Operating income	$35,514		$23,212		$100,491		$75,850

The following table sets forth the Trucking (Asset-Based) segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Trucking (Asset-Based) Segment	$	%	$	%	$	%	$	%
Revenue	$217,848		$204,782		$639,571		$613,994
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,718)		(43,491)		(132,532)		(133,970)
Less: Intersegment transactions(1)	(4)		(18)		(65)		(92)
Revenue, net of fuel surcharge and intersegment transactions(1)	174,126		161,273		506,974		479,932
Operating expenses	182,334		181,570		539,080		538,144
Less: Trucking (Asset-Based) fuel surcharge revenue	(43,718)		(43,491)		(132,532)		(133,970)
Less: Intersegment transactions(1)	(4)		(18)		(65)		(92)
Operating expenses, net of fuel surcharge and intersegment transactions(1)	138,612	79.6%	138,061	85.6%	406,483	80.2%	404,082	84.2%
Operating income	$35,514		$23,212		$100,491		$75,850

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

When evaluating Trucking (Asset-Based) revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor; (ii) average length of haul (miles with loaded trailer cargo); (iii) average percentage of empty miles (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth certain key operating statistics and certain other statistical data of the Trucking (Asset-Based) segment for the indicated periods.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Average revenue per tractor(1)	$43,100	$40,199	$126,648	$119,266
Average length of haul (miles)	492	480	497	480
Non-paid empty mile percent	9.8%	10.6%	9.6%	10.8%
Average tractors in operation during period	4,040	4,007	4,003	4,015
Average trailers in operation during period	9,381	9,372	9,163	9,417

(1)	Average revenue per tractor is based on trucking revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking (Asset-Based) segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,040 tractors in the third quarter of 2014, of which 3,680 were company-owned tractors as of September 30, 2014. The average age of our company-owned tractor fleet was 1.7 years at September 30, 2014, which we expect to maintain for the remainder of 2014.  We also operated an average of 9,381 trailers in the third quarter of 2014, with an average age of 5.1 years as of September 30, 2014.  We expect the average age of our trailers to decrease slightly during the remainder of 2014 as we refresh our fleet. Our net property, plant, and equipment at September 30, 2014, was $667.0 million, most of which relates to our Trucking (Asset-Based) segment.

Our capital expenditures can also affect depreciation expense.  Trucking (Asset-Based) depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the 2007 and 2010 EPA engine emissions requirements and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking (Asset-Based) segment depreciation and amortization expense was approximately $21.5 million in the third quarter of 2014.

Logistics (Non-Asset-Based) Strategy and Segment Information

Logistics (Non-Asset-Based) revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics (Non-Asset-Based) business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics (Non-Asset-Based) services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Non-Asset-Based revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage operating unit and continued increases in the number of customers utilizing our Logistics (Non-Asset-Based) services contributed to the improved productivity and revenue realized in the third quarter of 2014.

Our Logistics (Non-Asset-Based) segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics (Non-Asset-Based) segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers) which is included in the "Purchased transportation" line of our consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics (Non-Asset-Based) operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics (Non-Asset-Based) segment revenue, other operating expenses, and operating income (amount in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$54,787		$35,238		$148,517		$109,062
Other operating expenses	50,510	92.2%	34,176	97.0%	139,068	93.6%	103,169	94.6%
Operating income	$4,277		$1,062		$9,449		$5,893

The following table sets forth the Logistics (Non-Asset-Based) revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Logistics (Non-Asset-Based)	$	%	$	%	$	%	$	%
Revenue	$54,787		$35,238		$148,517		$109,062
Less: Intersegment transactions	(1,084)		(664)		(3,158)		(3,443)
Revenue excluding intersegment transactions	53,703		34,574		145,359		105,619
Operating expenses	50,510		34,176		139,068		103,169
Less: Intersegment transactions	(1,084)		(664)		(3,158)		(3,443)
Operating expenses excluding intersegment transactions	49,426	92.0%	33,512	96.9%	135,910	93.5%	99,726	94.4%
Operating income	$4,277		$1,062		$9,449		$5,893

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Combined Brokerage and Intermodal gross margin percent(1)	15.2%	11.3%	14.2%	12.8%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics (Non-Asset-Based) segment does not require significant capital expenditures and is not asset-intensive like our Trucking (Asset-Based) segment.  Rather, our Logistics (Non-Asset-Based) segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics (Non-Asset-Based) services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics (Non-Asset-Based) segment depreciation and amortization expense was approximately $1.2 million in the third quarter of 2014, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2014, we expect truckload freight demand will remain strong and capacity in the truckload industry will remain constrained by economic and safety regulatory factors.  Truck capacity has been challenged by an increasingly competitive driver market, trucking company failures, and elevated regulatory costs for truck ownership and safety. Truck demand increased over the previous quarter due to an improving economy and intermodal service issues. We expect this favorable demand trend relative to constrained supply to continue. However, reduced hours-of-operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  Our driver development program remains a primary focus for our management team.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

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

We will continue to utilize the flexibility of our model to react and adapt to market conditions.  We continue to optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.  The improving trucking environment has provided more acquisition opportunities. We will continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		% Change	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		% Change
(Amounts in thousands)	$	%	$	%	%	$	%	$	%	%
Trucking (Asset-Based) revenue	$174,126	64.1%	$161,273	67.4%	8.0%	$506,974	64.6%	$479,932	66.7%	5.6%
Trucking (Asset-Based) fuel surcharge revenue	43,718	16.1	43,491	18.2	0.5	132,532	16.9	133,970	18.6	(1.1)
Logistics (Non-Asset-Based) revenue	53,703	19.8	34,574	14.4	55.3	145,359	18.5	105,619	14.7	37.6
Consolidated Revenue	271,547	100.0	239,338	100.0	13.5	784,865	100	719,521	100	9.1

Operating expenses:
Salaries, wages and benefits	65,296	24.0	60,097	25.1	8.7	190,779	24.3	174,558	24.3	9.3
Fuel	51,221	18.9	54,338	22.7	(5.7)	155,422	19.8	162,770	22.6	(4.5)
Operations and maintenance	17,305	6.4	17,088	7.1	1.3	51,481	6.5	48,916	6.8	5.2
Insurance and claims	7,530	2.8	7,190	3.0	4.7	22,414	2.9	21,640	3.0	3.6
Operating taxes and licenses	4,338	1.6	3,752	1.6	15.6	12,265	1.6	11,645	1.6	5.3
Communications	1,164	0.4	1,244	0.5	(6.4)	3,621	0.5	3,616	0.5	0.1
Depreciation and amortization	22,684	8.4	21,981	9.2	3.2	66,422	8.5	64,578	9.0	2.9
Purchased transportation(1)	60,017	22.1	45,603	19.1	31.6	168,305	21.4	138,278	19.2	21.7
Miscellaneous operating expenses	2,201	0.8	3,771	1.6	(41.6)	4,216	0.5	11,777	1.6	(64.2)
Total operating expenses	231,756	85.4	215,064	89.9	7.8	674,925	86.0	637,778	88.6	5.8
Operating income	39,791	14.6	24,274	10.1	63.9	109,940	14.0	81,743	11.4	34.5
Interest income	104	0.0	89	0.0	16.9	326	0.0	294	0.0	10.9
Interest expense	(135)	0.0	(91)	0.0	48.4	(339)	0.0	(310)	0.0	9.4
Other income	2,399	0.9	971	0.4	147.1	5,856	0.7	1,024	0.1	471.9
Total other income (expense)	2,368	0.9	969	0.4	144.4	5,834	0.7	1,008	0.1	479.7
Income before income taxes	42,159	15.5	25,243	10.5	67.0	115,783	14.7	82,751	11.5	39.9
Income taxes	16,786	6.2	10,090	4.2	66.4	45,062	5.7	33,100	4.6	36.1
Net income	$25,373	9.3%	$15,153	6.3%	67.4%	$70,721	9.0%	$49,651	6.9%	42.4%
Net gain attributable to noncontrolling interest	(273)	(0.1)	(94)	(0.0)	190.4	(797)	(0.1)	(470)	(0.1)	69.6
Net income attributable to Knight Transportation	$25,100	9.2%	$15,059	6.3%	66.7%	$69,924	8.9%	$49,181	6.8%	42.2%

(1)
Purchased transportation expense is comprised of (a) services provided by independent contractors, which is primarily attributed to our Trucking (Asset-Based) segment; (b) services provided by  third-party capacity providers, which is primarily attributed to our Logistics (Non-Asset-Based) segment; and (c) expenditures relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and nine months ended September 30, 2014 and September 30, 2013 is set forth below.

Comparison of Three Months and Nine Months Ended September 30, 2014 to Three Months and Nine Months Ended September 30, 2013.

Total revenue increased 13.5% and 9.1% for the three months and nine months ended September 30, 2014, respectively, to $271.6 million from $239.3 million, and to $784.9 million from $719.5 million for the same periods in 2013, respectively. Both our Trucking (Asset-Based) and Logistics (Non-Asset-Based) segments experienced revenue growth and contributed to the increase in total revenue.

Total Trucking (Asset-Based) revenue excluding fuel surcharge was $174.1 million for the three months ended September 30, 2014, and $161.3 million for the same period in 2013, an increase of 8.0%.  Trucking (Asset-Based) revenue excluding fuel surcharge increased 5.6% for the nine months ended September 30, 2014, to $507.0 million from $479.9 million for the same period in 2013. Although total miles per tractor decreased slightly in the three months and nine months ended September 30, 2014 and 2013, tractor productivity, as measured by average revenue, before fuel surcharge per tractor per period, increased 7.2% for the three months ended September 30, 2014, and 6.2% for the nine months ended September 30, 2014 compared to the same periods of 2013. Several factors had a positive impact on our average revenue per tractor including implementing rate increases with our customers, increasing our average length of haul, and improving our non-paid empty mile percentage. Average revenue per loaded mile increased 6.5% in the three months ended September 30, 2014, and 5.7% in the nine months ended September 30, 2014 compared to the same periods of 2013. Non-paid empty mile percentage improved to 9.8% and 9.6% for the three and nine months ended September 30, 2014 respectively from 10.6% and 10.8% for the comparable periods in 2013. If economic conditions continue to improve and capacity remains tight, we anticipate that we will be able to sustain overall rate increases in 2014 and beyond; however, adverse changes in either of these factors, among others, would likely prevent rate increases and could negatively affect existing rates.

Trucking (Asset-Based) fuel surcharge increased slightly to $43.7 million in the third quarter of 2014 from $43.5 million in the third quarter of 2013.  Trucking (Asset-Based) fuel surcharge decreased 1.1% to $132.5 million in the nine months ended September 30, 2014, from $134.0 million in the same nine months of 2013. Average fuel prices decreased in both the three months and nine months ended September 30, 2014 by 2.1% and 0.8%, respectively, from the same periods of 2013. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking (Asset-Based) segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking (Asset-Based) segment.

Logistics (Non-Asset-Based) revenue is primarily generated by our Brokerage and Intermodal operating units.  Total Logistics (Non-Asset-Based) revenue was $53.7 million for the three months ended September 30, 2014 and $145.4 million for the nine months ended September 30, 2014. Logistics (Non-Asset-Based) revenue increased 55.3% and 37.6% in the three months and nine months ended September 30, 2014, respectively, compared to the same periods of 2013. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity and increased shipment volume growth in our Brokerage business.

Salaries, wages and benefits expense, as a percentage of revenue, decreased  to 24.0% for the three months ended September 30, 2014, compared to 25.1% for the same period in 2013, and remained flat at  24.3% for the nine months ended September 30, 2014, compared to the same period of 2013. Although we increased driver pay per mile in 2014, our driver pay expense as a percentage of revenue decreased due to the significant revenue growth particularly in our Logistics (Non-Asset-Based) segment, which has minimal salaries, wages and benefits expense. We believe that the driver market remains challenging and that the implementation of stricter regulations under CSA has further reduced the pool of available drivers. We expect that driver pay will continue to increase as a result of the challenging driver market. We continue to develop strategies designed to attract and retain qualified driving associates.

Fuel expense, as a percentage of revenue, decreased to 18.9% for the three months ended September 30, 2014, from 22.7% in same period in 2013, and decreased to 19.8% from 22.6% for the nine months ended September 30, 2014. The U.S. National Average Diesel Fuel Price decreased in both the three months and nine months ended September 30, 2014 compared to the same periods in 2013 by 2.1%, and 0.8%, respectively. The increase in overall revenue and the significant revenue growth of our Logistics (Non-Asset-Based) segment, where no fuel expense is incurred, also contributed to the decrease in fuel expense as a percentage of revenue. Improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs further contributed to the reduction in fuel expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking (Asset-Based) segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking (Asset-Based) segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, decreased to 6.4% from 7.1% in the three months ended September 30, 2014, compared to the same period in 2013, and decreased to 6.5% from 6.8% in the nine months ended September 30, 2014, compared to the same period in 2013.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  While direct operating expense remained relatively constant as a percentage of revenue, both maintenance and tire expense for equipment used in our Asset-Based segment decreased as a percentage of revenue in both the three months and nine months ended September 30, 2014 primarily as a result of the increased revenue. Equipment maintenance costs increased in the nine months ended September 30, 2014, compared to the same period in 2013, in part due to higher routine service costs related to new technology, increased costs to prepare trucks for sale or trade, and the effects of CSA regulations. Tight driver market conditions continued through 2014 and contributed to increased driver development and recruiting costs in both the three months and nine months ended September 30, 2014.  We expect the driver market to remain competitive throughout the remainder of 2014, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased in both the three months and nine months ended September 30, 2014, to 2.8% and 2.9%, respectively, from 3.0% for the same periods in 2013. The improvement is due to increased revenue primarily from our Logistics (Non-Asset Based) segment where related insurance and claims costs are typically lower as a percentage of revenue than our larger Trucking (Asset-Based) segment. We continued to experience low auto liability frequency and severity compared to 2013.

Operating taxes and license expense, as a percentage of revenue, remained constant at 1.6% for both the three month periods and nine months periods ended September 30, 2014 and 2013.

Communications expense, as a percentage of revenue, decreased slightly in the three months ended September 30, 2014, compared to the same period in 2013, and remained consistent at 0.5% for the nine month periods ended September 30, 2014, and 2013.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Although depreciation and amortization costs increased 3.2% and 2.9% in the three months and nine months ended September 30, 2014, respectively, from the same periods of 2013, depreciation and amortization expense, as a percentage of revenue, decreased to 8.4% for the three months ended September 30, 2014, from 9.2% in the same period of 2013, and decreased to 8.5% for the nine months ended September 30, 2014, from 9.0% in the same nine months of 2013. This fixed cost as a percentage of total revenue was lower for the three months and nine months ended September 30, 2014, due to the growth in revenue, particularly the significant growth in our Logistics (Non-Asset-Based) segment, which is less capital intensive. Depreciation and amortization expense for our Trucking (Asset-Based) segment as a percentage of Trucking (Asset-Based) revenue, including fuel surcharge, decreased to 9.9% for the three months ended September 30, 2014, from 10.1% for the same three months of 2013, and decreased slightly to 9.8% in the nine months ended September 30, 2014, from  9.9% for the same period of 2013. We improved our average revenue per tractor 7.2% in the three months ended September 30, 2014, compared to the same period of 2013, and 6.2% for the nine month period ended September 30, 2014, from the same period of 2013, which offset increases in depreciation due to continuing to renew our fleet with higher-priced EPA compliant engines. The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we also added tractors with 2014 EPA compliant engines throughout 2014. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment.  Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics (Non-Asset-Based) operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors are expected to result in higher depreciation and amortization going forward.

Purchased transportation expense, as a percentage of revenue, increased to 22.1% for the three months ended September 30, 2014 from 19.1% for the same three-month period of 2013, and to 21.4% for the nine months ended September 30, 2014, from 19.2% for the same nine-month period of 2013.  Purchased transportation expense is comprised of (i) services provided by independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking (Asset-Based) segment; and (ii) services provided by third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations, and expenditures relating to logistics, freight management and non-trucking services in our Logistics (Non-Asset-Based) segment.  The overall increase in this category is primarily due to the growth in our Logistics (Non-Asset-Based) segment operations, which grew revenues 55.3% for the three months ended September 30, 2014, and 37.6% for the nine months ended September 30, 2014.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics (Non-Asset-Based) segment increased 53.4% in the three months ended September 30, 2014, and 40.6% in the nine months ended September 30, 2014, when compared to the same three-month and nine-month periods of 2013, primarily due to the strong growth in our Logistics (Non-Asset-Based) segment in the 2014 periods.  Purchased transportation expense attributed to payments to independent contractors in our Trucking (Asset-Based) segment decreased by approximately 3.2% for the three months ended September 30, 2014, and 6.8% for the nine months ended September 30, 2014 as compared to the same three-month and nine-month periods in 2013.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices. We expect purchased transportation will continue to increase as a percentage of revenue if we are successful in continuing to grow our Logistics (Non-Asset-Based) segment.

Miscellaneous operating expenses, as a percentage of revenue, decreased to 0.8% during the three months ended September 30, 2014 compared to 1.6% for the same period during 2013, and decreased to 0.5% during the nine months ended September 30, 2014 compared the 1.6% for the same nine-month period of 2013. The decreases are primarily due to an increase in gains from the sale of used equipment, which are included in miscellaneous operating expenses. Gains from sale of equipment increased to $4.3 million in the three months ended September 30, 2014, compared to $2.0 million for the same period a year ago, and to $13.2 million in the nine months ended September 30, 2014, compared to $5.0 million for the same period a year ago. We believe the used equipment market will remain strong in the fourth quarter of 2014. Excluding gains from sales of equipment, miscellaneous operating expense remained relatively flat as a percentage of revenue as we incurred higher legal and professional costs, including costs associated with the Barr-Nunn acquisition, for the three-month and nine-month periods ended September 30, 2014, compared to the same periods a year ago.

As a result of the above factors, our operating ratio (operating expenses expressed as a percentage of revenue) was 85.4% for the third quarter of 2014, compared to 89.9% for the same quarter of 2013, and 86.0% for the nine months ended September 30, 2014, compared to 88.6% for the same period of 2013.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 82.5% for the third quarter of 2014, as compared to 87.6% for the same quarter of 2013, and 83.1% for the nine months ended September 30, 2014, compared to 86.0% for the same nine-month period of 2013.

Interest income and interest expense remained constant as a percentage of revenue while our borrowing capacity increased to $300.0 million from $150.0 million during 2013.  Our debt balance was reduced to $37.0 million during the nine months ended September 30, 2014, from $38.0 million at December 31, 2013, and increased during the three months ended September 30, 2014, from $15.4 million at June 30, 2014. Subsequent to the quarter ended September 30, 2014, we acquired Barr-Nunn Transportation, Inc. and borrowed from our line of credit to fund the transaction, which increased our debt balance by approximately $112.0 million.

Other income increased in the three-month and nine-month periods ended September 30, 2014, compared to the same periods of 2013. The increases for the three-month and nine-month periods are due to realized gains on sale of available-for-sale securities and net gains from our investments in the TRP portfolios.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 39.8% for the three months ended September 30, 2014 and 40.0% for the same three-month period in 2013, while our effective tax rate was 38.9% for the nine months ended September 30, 2014 and 40.0% for the same period in 2013.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation increased 66.7% for the three months ended September 30, 2014, compared to the same period during 2013, and 42.2% for the nine months ended September 30, 2014, compared to the same period of 2013.

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

Net cash provided by operating activities was $117.1 million for the nine months ended September 30, 2014, compared to $100.7 million provided during the same period in 2013.

Net cash used in investing activities was $113.8 million for the nine months ended September 30, 2014, compared to net cash used of $61.0 million for the same period in 2013. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales was $121.3 million for the nine months ended September 30, 2014, compared to $57.2 million for the same period in 2013. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $40.0 million for the remainder of 2014.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2014, compared to $40.1 million for the same period in 2013.  Net cash payments towards line of credit borrowings were $1.0 million for the nine months ended September 30, 2014, compared to $28.0 million in the same period of 2013. Proceeds from exercises of stock options were $12.6 million in the nine months ended September 30, 2014, compared to $2.9 million in the same period of 2013. We also paid $14.7 million for dividends in the nine months ended September 30, 2014, and $14.6 million for the same period of 2013.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  The aggregate amount outstanding under our line of credit was $37.0 million as of September 30, 2014, compared to $38.0 million as of December 31, 2013. Our borrowings under the line of credit are classified as a long-term liability in the accompanying consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $22.0 million as of September 30, 2014 and December 31, 2013.  Combining the amounts borrowed and letters of credit issued, we have $241.0 million available for future borrowing under our existing line of credit, compared with $238.0 million as of December 31, 2013.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of September 30, 2014, and December 31, 2013.

As of September 30, 2014, our cash and cash equivalents totaled approximately $1.6 million compared to $1.0 million as of December 31, 2013.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Periodically we lease revenue equipment under non-cancellable operating leases. During the third quarter of 2014, we entered into operating leases for tractors operating in our Refrigerated business with lease terms of 48 months. We held 33 tractors under operating leases at September 30, 2014, and did not have any tractors or trailers held under operating leases as of December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking (Asset-Based) operations, our Logistics (Non-Asset-Based) operations, and revenue on freight transported by independent contractors within our Trucking (Asset-Based) operations on a gross basis. We are the primary obligor in the arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2014, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2013 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At September 30, 2014, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.75%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first nine months of 2014, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $0.2 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of September 30, 2014, and December 31, 2013, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the nine month period ended September 30, 2014, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.1 million.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

We previously disclosed litigation by USA Truck, Inc. ("USA Truck") initiated in October 2013 relating to our alleged violation of a Confidentiality Agreement with USA Truck. In the first quarter of this year, we entered into a Settlement Agreement (the "Settlement Agreement") with USA Truck. Pursuant to the terms of the Settlement Agreement, we entered into a Voting Agreement and Standstill Agreement with USA Truck that extended through September 30, 2014. There have been no material developments with this litigation during this fiscal quarter, and the Voting Agreement and Standstill Agreement expired in accordance with its terms.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first nine months of 2014. See Note 14 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

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

KNIGHT TRANSPORTATION, INC.

Date: November 10, 2014	By:	/s/ David A. Jackson
David A. Jackson
President, in his capacity as such and on behalf of the registrant

Date: November 10, 2014	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant