Form 10-K
period 2014-12-31
KNIGHT TRANSPORTATION INC
filed 2015-03-02
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.5 billion (based upon $23.77 per share closing price on that date as reported by the New York Stock Exchange).  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 25, 2015 was 81,986,743.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on May 14, 2015 have been incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.                      Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Annual Report, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

We are a provider of multiple full truckload transportation and logistics services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are one of North America's largest truckload transportation providers.  We provide significant capacity and a broad range of truckload and logistics services through our nationwide network of service centers, one of the country's largest truckload tractor fleets, and our contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services for customers.  During 2014, through the creation of a new entity and the acquisition further described below, we have enhanced our business and service offerings with additional service centers and increased our driving associates, tractor fleet and capacity. Through our multiple service offerings, capabilities, and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for our diversified customer base throughout the contiguous United States and parts of Canada and Mexico using state-of-the-art equipment, information technology, and qualified driving associates and non-driver employees.  We are committed to providing our customers with a wide range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes.  Our overall objective is to provide truckload and logistics services that, when combined, lead the industry for margin and growth while providing efficient and cost-effective solutions for our customers.

In July 2014, we formed a new entity, Kool Trans, LLC (“Kool Trans”).  We collaborated with a former CEO of a large temperature-controlled truckload transportation company in the creation of Kool Trans.  Kool Trans provides full truckload temperature-controlled transportation services. It was created to be attractive to professional drivers while providing high quality consistent service to our customers.  Kool Trans is currently marketed and operated in conjunction with our refrigerated business, and we own 80% of the equity of Kool Trans.  Through Kool Trans, we have provided additional refrigerated capacity to the market through a fleet of new trucks as well as our network of third-party carriers. Kool Trans is subject to the same economic characteristics as our refrigerated operations in our Trucking segment discussed below.

In October 2014, we announced the acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”). Barr-Nunn provides dry van truckload transportation services from its headquarters near Des Moines, Iowa, and leased facilities located in Ohio, Pennsylvania, and North Carolina. Barr-Nunn’s primary operating territory is the eastern United States. Barr-Nunn has a strong niche in the expedited and service-sensitive marketplace and is expected to enhance our overall operations. Barr-Nunn’s customers include major manufacturers, consumer products companies, retailers, and transportation and logistics providers.

We have two reportable segments, Trucking and Logistics.  Financial information regarding these two segments is provided in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Trucking segment is comprised of three operating units:  (i) dry van truckload ("Dry Van"), (ii) temperature-controlled truckload ("Refrigerated"), and (iii) drayage services ("Drayage").  We were founded as a provider of dry van truckload services, and in 2004, we took the first step towards our strategy of providing customers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC, which provides our refrigerated services.  In 2008, we further enhanced our services by creating Knight Port Services, LLC, which provides drayage services between ocean ports, rail ramps, and shipping docks. In 2014, we grew our asset-based refrigerated offerings through Kool Trans, a majority-owned subsidiary that focuses on temperature-controlled services. Also in 2014, we strengthened our dry van and expedited services through the acquisition of Barr-Nunn. We operate a large, modern tractor fleet and use independent contractors to provide various asset-based solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services.

Our Logistics segment consists of two primary operating units:  (i) freight brokerage services ("Brokerage") and (ii) rail intermodal ("Intermodal"). We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.  In 2005, we established Knight Brokerage, LLC, which develops contractual relationships with thousands of third-party capacity providers who provide their equipment and services to transport customer freight.  In 2010, we advanced our objective to grow our services with the addition of our Intermodal services offered through our Knight Intermodal operation.  Our Logistics offerings meet our customers' transportation needs by providing a diverse range of shipping alternatives from our network of third-party capacity providers and our rail providers.  As of December 31, 2014, our Logistics segment  had transportation services contracts with approximately 19,122 carriers.  We believe that the diversified customer offerings of our Trucking and Logistics segments strategically position us for growth with existing and new truckload and logistics customers.

Our headquarters and service center support is located in Phoenix, Arizona.

Operations

Our Trucking operating strategy is to gain truckload market share by leveraging our service offerings provided through our service center network, developing and enhancing customer relationships, and improving asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for our customers.  This operating strategy allows us to service the large amount of truckload freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a modern fleet to appeal to drivers and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies.  We employ technology in both our Trucking and Logistics segments in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.  Our Logistics operating strategy is to match quality capacity with the shipping needs of our customers through the capacity provided by our network of third-party carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

Our overall operating strategy includes the following important elements:

Regional Service Centers.  We believe that regional operations offer several advantages, including:

●	Obtaining greater freight volumes;
●	Achieving higher revenue per mile by focusing on high-density freight lanes to minimize non-revenue miles;
●	Enhancing our ability to recruit and train high quality driving associates;
●	Enhancing safety and driver development and retention;
●	Enhancing our ability to provide a high level of service and consistent capacity to our customers;
●	Enhancing accountability for performance and growth; and
●	Furthering our Trucking and Logistics capabilities to provide various shipment solutions to our customers and to contract with more third-party capacity providers.

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

Operating Efficiencies.  We were founded on a philosophy of maintaining operating efficiencies and controlling costs.  We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs.  We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.  We continue to update our fleet with more fuel-efficient post-2014 U.S. Environmental Protection Agency ("EPA") emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which lead to meaningful improvements in fuel efficiency.  Our Logistics segment focuses on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide services network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service.  We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred truckload and logistics provider for our customers.  We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis.  Our Trucking services include Dry Van, Refrigerated, and Drayage, which also include dedicated truckload services customized according to customer needs.  Our Logistics services include Brokerage, Intermodal, and certain logistics, freight management, and non-trucking services, which provide various shipping alternatives and transportation modes for customers by utilizing our expansive network of third-party capacity providers and rail partners.  We price our Trucking and Logistics services commensurately with the level of service our customers require and market conditions.  By providing customers a high level of service, we believe we avoid competing solely on the basis of price.

Using Technology that Enhances Our Business.  We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently.  All of our company-owned tractors are equipped with in-cab communication devices that enable us to communicate with our drivers, obtain load position updates, manage our fleets, and provide our customers with freight visibility, as well as with electronic logging devices that automatically record our drivers' hours-of-service.  The majority of our trailers are equipped with trailer-tracking technology that allows us to more effectively manage our trailers.  We have purchased and developed software for our Logistics businesses that provides greater visibility of the capacity of our third-party providers and enhances our ability to provide our customers with solutions with a superior level of service.  We have automated many of our back-office functions, and we continue to invest in technology that allows us to better serve our customers and improve overall efficiency.

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

Improving asset productivity.  We are focused on improving the revenue generated from our tractors and trailers without compromising safety.  We can accomplish this objective through increased miles driven and increased rate per mile.

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

Acquiring and growing opportunistically.  We regularly evaluate acquisition and other development and growth opportunities.  Since 1999, we have acquired five short-to-medium haul truckload carriers, including the acquisition of Barr-Nunn during 2014.  These acquisitions have involved a complete buy-out, or the purchase of substantially all of the trucking assets, of such carriers.  We are actively looking for acquisition and other opportunities that could favorably contribute to Trucking and Logistics development and growth.

We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide multiple Trucking and Logistics solutions for our customers, and we maintain the flexibility within our network to adapt to freight market conditions.  We believe our unique mix of regional management, together with our consistent efforts to centralize certain business functions to leverage the collective economies of scale, allow us to develop future company leaders with relevant operating and industry experience, minimize the profligacy that can come with growth in size, take advantage of regional knowledge concerning capacity and customer shipping needs, and manage our overall business with a high level of performance accountability.

We strive to provide superior, on-time service and meaningful value to our customers, and we seek to establish ourselves as a preferred truckload and logistics solutions provider for our customers.  We provide truckload capacity for customers in high-density lanes where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis.

Marketing and Customers

Our marketing mission is to be a strategic, efficient transportation capacity partner for our customers by providing truckload and logistics solutions customizable to the unique needs of our customers.  We deliver these capacity solutions through our network of owned assets, contracted independent contractors, third-party capacity providers, and our rail providers.  The diverse and premium services we offer provide a comprehensive approach to providing ample supply chain solutions to our customers.

Our Trucking and Logistics sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment.  Our sales team emphasizes our industry-leading service, superior safety record, environmental leadership, capability to accommodate a variety of customer needs, ability to provide consistent capacity, and financial strength and stability.

We strive to maintain a diversified customer base.  For the year ended December 31, 2014, our top 25 customers among our Trucking and Logistics segments represented approximately 39.3% of revenue; our top 10 customers represented approximately 25.2% of revenue; and our top 5 customers represented approximately 16.9% of revenue.  No single customer represented more than 4.3% of revenue in 2014.

To be responsive to the needs of our customers and driving associates, we offer dedicated truckload services under our Trucking segment, in which we assign particular drivers and revenue equipment to prescribed routes.  This provides specific individual customers with a guaranteed source of capacity.  Our dedicated tractor fleet services may provide a significant part of a customer's transportation requirements.  Under our dedicated transportation services, we provide drivers, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

Each of our service centers is linked to our corporate information technology system in our Phoenix headquarters.  The capabilities of this system and its software enhance our operating efficiency by providing cost effective access to detailed information concerning equipment location and availability, shipment tracking and on-time delivery status, and other specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads geographically.  Additionally, our customers can track shipments and obtain copies of shipping documents via our website.  We also provide electronic data interchange services to customers desiring these services.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2014, we had 5,485 total employees, of which 4,369 were company drivers.  None of our employees are subject to a union contract or other collective bargaining unit.

Our operating model creates an environment where our employees are able to learn the many aspects of truckload transportation and logistics and demonstrate their talents, entrepreneurial spirit, and commitment.  We believe that the depth of our employee talent within our service center network is one of our competitive advantages.  Our front-line employees bring a high level of commitment to our customers and driving associates, while leveraging the substantial resource of our national network.

We recognize that the recruitment, training, and retention of a professional driver workforce, which is one of our most valuable assets, are essential to our continued growth and meeting the service requirements of our customers.  We hire qualified drivers who hold a valid commercial driver's license, satisfy applicable federal and state safety performance and measurement requirements, and meet our objective guidelines relating primarily to their safety history, road test evaluations, and other personal evaluations, including mandatory drug and alcohol testing.  In order to attract and retain safe drivers who are committed to the highest levels of customer service and safety, we focus our operations for drivers around a collaborative and supportive team environment.  We provide late model and comfortable equipment, direct communication with senior management, competitive wages and benefits, and other incentives designed to encourage driver safety, retention, and long-term employment.  We also recognize our drivers for providing superior service and developing good safety records.  Our drivers are compensated on a per mile basis, based on the length of haul and a predetermined number of miles.  Drivers are also compensated for additional flexible services provided to our customers.  Our drivers and other employees are invited to participate in our 401(k) program, and company-sponsored health, life, and dental plans.  We believe these factors help us in attracting, recruiting, and retaining professional drivers in a competitive driver market.

Through Squire Transportation, LLC ("Squire"), our Trucking training company, we focus on developing skilled, productive, and safe qualified drivers.  Squire's mission is to provide our drivers with the skills necessary to have a safe driving career with us.  We believe Squire will continue to be very beneficial in terms of recruiting and retaining qualified drivers.

We also maintain an independent contractor program.  Because independent contractors provide their own tractors and drivers and are responsible for their own operating expenses, the independent contractor program provides us with an alternate method of obtaining additional truckload capacity.  We intend to continue our use of independent contractors.  As of December 31, 2014, we had 456 contracts with independent contractors.  Independent contractors enter into a contract with us whereby the independent contractor provides the tractor and driver to service the load offered to them.  We pay independent contractors a fixed level of compensation and a fuel surcharge based on a predetermined number of loaded and empty miles, fuel prices, and other factors.  We offer tractor maintenance services to our independent contractors, although they are financially responsible for the costs and pay for their own fuel.  We provide trailers for each independent contractor.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment.  As of December 31, 2014, outstanding loans to independent contractors totaled in the aggregate approximately $1.6 million.

Revenue Equipment

In 2014 we operated an average of 3,718 company-owned tractors with an average age of 1.6 years.  We also had under contract 456 tractors owned and operated by independent contractors as of December 31, 2014.  We also operated an average of 9,732 trailers in 2014.  Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization.  In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.  We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.

In addition to organic growth in our tractor and trailer fleet, our acquisition of Barr-Nunn in 2014 provided a significant increase in our tractor and trailer fleets. At the time of the acquisition, Barr-Nunn had a modern fleet consisting of approximately 483 company tractors, 64 tractors supplied by independent contractors, and 1,780 trailers.  Barr-Nunn tractors had an average age of 1.7 years, and the trailers had an average age of 4.2 years.  None of Barr-Nunn’s tractors or trailers were financed with operating leases.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer requirements.  We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment.  We perform routine servicing and maintenance of our equipment at most of our service centers, and we routinely inspect our equipment and that of our independent contractors to determine and monitor compliance with DOT requirements.  Our current policy is to replace most of our tractors approximately 48 months after purchase and to replace our trailers over a five to ten year period.  Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.

Safety and Risk Management

We are committed to safe and secure operations. We conduct mandatory intensive orientation, including defensive driving training for all driving associates, which includes our company drivers, independent contractors, and trainees.  We regularly communicate with driving associates to promote safety and instill safe work habits through effective use of various media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Senior Director of Safety and Risk Management.

We require prospective drivers to meet higher qualification standards than those required by the United States Department of Transportation ("DOT"). The DOT requires drivers to obtain commercial drivers' licenses and also requires that we perform drug and alcohol testing that meets DOT regulations. Our program includes pre-employment, random, and post-accident drug testing and all other testing required by the DOT as well as additional company required testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy year February 1, 2013 to January 31, 2014, our SIR was $3.0 million with no additional responsibility for "aggregate" losses.  For the policy period February 1, 2014 to March 1, 2015, our SIR is $2.5 million with no additional responsibility for "aggregate" losses.  We regularly review insurance limits and retentions. In the past, our retention generally ranged from $1.0 million to $2.0 million per occurrence, plus "aggregate" losses of up to $1.5 million. We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant.

Competition

The freight transportation industry is highly competitive and fragmented.  We compete primarily with other truckload carriers and logistics companies, as well as railroads and airfreight providers.  Our Trucking segment competes with other motor carriers for the services of drivers, independent contractors, and management employees.  Our Logistics segment competes with other logistics companies for the services of third-party capacity providers and management employees.  A number of our competitors have greater financial resources, own more revenue equipment, and carry a larger volume of freight than we do.  We believe that the principal differentiating factors in our business, relative to competition, are service, efficiency, pricing, the availability and configuration of equipment that satisfies customers' needs, and our ability to provide multiple transportation solutions to our customers.

Over the past year, we have seen improvements in the general economic environment.  Increased demand for trucking services and a tightening of capacity has led to an improved trucking environment as well. We expect strong demand for our services to continue in 2015. We believe we are well positioned in this market due to our internal initiatives to improve yield, increase productivity, and manage our cost per mile.

Regulation

Our operations are regulated and licensed by various government agencies, including the DOT, EPA, and the U.S. Department of Homeland Security ("DHS").  These and other federal and state agencies also regulate our equipment, operations, drivers, and third-party capacity providers.  We currently have, and have always maintained, a satisfactory DOT safety rating, which is the highest available rating, and we take continuous efforts to maintain our satisfactory rating.

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the “2011 Rule”).  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”).  These rule changes became effective on July 1, 2013.

On December 13, 2014, Congress passed the 2015 Omnibus Appropriations bill, which was signed into law December 16, 2014.  Among other things, the legislation provides relief from the 2011 Restart Restrictions, which essentially reverts back to the more straight forward 34-hour restart that was in effect before the 2011 Rule became effective.

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

The FMCSA adopted the Compliance Safety Accountability program ("CSA") (formerly Comprehensive Safety Analysis 2010) as its safety enforcement and compliance model that evaluates and ranks both fleets and individual drivers on certain safety-related standards.  The methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers.  As a result, certain current and potential drivers may no longer be eligible to drive for us, our fleet could be ranked poorly as compared to our peers, and our safety rating could be adversely impacted.  A reduction in eligible drivers or a poor fleet rating could result in difficulty attracting and retaining qualified and experienced drivers and could cause our customers to direct their business away from us and to carriers with favorable fleet ratings, which could adversely affect our operating results and productivity.

The FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices ("EOBRs") in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules were vacated by the Seventh Circuit Court of Appeals in August 2011.  In July 2012, Congress passed a federal transportation bill that requires promulgation of rules mandating the use of EOBRs (now referred to as electronic logging devices, or "ELDs") by July 2013 with full adoption for all trucking companies no later than July 2015.  It is uncertain if this adoption date will be challenged or extended.  We have proactively installed ELDs on almost all of our company-owned tractors.

In the aftermath of the September 11, 2001 terrorist attacks, the DHS and other federal, state, and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks.  The U.S. Transportation Security Administration ("TSA") adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat.  This requirement could reduce the pool of qualified drivers who are permitted to transport hazardous materials.  These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our empty miles on customer shipments.  As a result, we could possibly fail to meet certain customer needs or incur increased expenses to do so.

The EPA adopted a series of emissions control regulations that require progressive reductions in exhaust emissions from new diesel engines manufactured on or after October 2002, January 2007, and January 2010.  Compliance with these regulations increased our new tractor costs and operating expenses and reduced our fuel economy.  In May 2010, an executive memorandum was executed directing the National Highway Traffic Safety Administration ("NHTSA") and EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles, which include tractor-trailers.  These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, which equates to approximately four gallons of fuel for every 100 miles travelled.  In addition, in February 2014 President Barack Obama announced that his administration will begin developing the next phase of tighter fuel efficiency standards for medium and heavy-duty vehicles, including tractor-trailers, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016.  We believe that the foregoing requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to upfit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings, but we cannot predict the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment.  In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010.  We will continue monitoring our compliance with the CARB regulations.  Beginning January 1, 2014, CARB regulations require certain drayage trucks with 2006 or older model year engines to upgrade to 2007 or newer model year engines.  We believe some industry participants may have difficulty complying with this new requirement, which may tighten drayage freight capacity and decrease drayage competition in California. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

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

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase and heighten the tax and labor penalties against employers who intentionally or unintentionally misclassify their employees and are found to have violated employees' overtime or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and we believe a reclassification of independent contractor drivers as employees would help states with this initiative.  Federal and state taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractors were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  We currently observe and monitor our compliance with current related and applicable laws and regulations, but we cannot predict whether laws and regulations adopted in the future regarding the classification of our independent contractor drivers will adversely affect our business or operations.

Our operations are subject to federal, state, and local environmental laws and regulations, many of which are implemented by the EPA and similar state agencies.  Such laws and regulations generally govern the management and handling of hazardous materials, discharge of pollutants into the air, surface water and groundwater preservation, and disposal of certain various substances.  We do not believe that our compliance with these statutory and regulatory measures have had a material adverse effect on our operating results, capital expenditures, or business and operations.  For further discussion regarding such environmental laws and regulations, refer to the "Risk Factors" section under Item 1A of Part I of this Annual Report.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern.  Freight volumes are typically lower from January through the first part of March because some customers reduce their shipments.  Operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases, in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather.  During this period, the profitability of our Trucking operations is generally lower than during other parts of the year.

Acquisitions, Investments, and Dispositions

We regularly examine investment opportunities in areas related to our businesses.  Our investment strategy is to invest in businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.  Since 1999, we have acquired five short-to-medium haul truckload carriers or have acquired substantially all of the trucking assets of such carriers, including: (i) Granger, Iowa-based Barr-Nunn, acquired in 2014; (ii) Phoenix, Arizona-based Roads West Transportation, Inc., acquired in 2006; (iii) Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; (iv) Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and (v) Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999.  We have not conducted any acquisitions through our Logistics segment.  Although most of our growth is internal, we continue to evaluate acquisition and other opportunities that contribute to Trucking and Logistics development and growth.

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  We are committed to invest in TRP $5.5 million out of approximately $260.0 million.  Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor.  In 2014, we received distributions totaling $2.1 million from TRP for the sale of TRP portfolio companies. The proceeds from the sale resulted a $1.6 million gain for us, with the remaining proceeds representing a return of investment in TRP. We also received additional earn-outs of $467,000 and $216,000 in 2013 and 2012, respectively, for disposed portfolios. The earn-outs are recognized as gains in the year received. We also recorded impairment of $1.0 million and $209,000 in 2014 and 2013, respectively, for an other-than-temporary loss in its investment for unrealized losses on the investments remaining within the TRP portfolio. No impairment was recorded in 2012. No contributions have been made to TRP since 2011. Our ownership interest in TRP is approximately 1.9%, with a carrying value of $477,000 and $2.0 million at December 31, 2014 and 2013, respectively.

In the fourth quarter of 2008, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, we have contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million as of December 31, 2014. The investment in TRP III is accounted for using the equity method. We have recorded income of approximately $6.1 million, $669,000, and $261,000 for our investment in TRP III for years ended December 31, 2014, 2013, and 2012, respectively. In 2014, we received distributions of $12.3 million for disposed portfolios. At December 31, 2014, the investment balance in TRP III was $5.4 million, compared to $11.4 million at December 31, 2013.  Our ownership interest was approximately 6.1% as at December 31, 2014.

In 2014, we formed Kool Trans for the purpose of expanding our refrigerated trucking business. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

We also invest in marketable equity and debt securities, which are stated at fair value and are included in the "Other long-term assets and restricted cash and other investments" item of the consolidated balance sheet.  As of December 31, 2014, the balance of these available-for-sale equity investments totaled approximately $26.9 million, including net unrealized gains of $12.2 million for the year. Our trading debt securities balance was approximately $2.2 million for the same period.

Other Information

We were incorporated in 1989, and our headquarters are located at 20002 North 19th Avenue, Phoenix, Arizona, 85027.  This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the U.S. Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), can be obtained free of charge by visiting our website at www.knighttrans.com.  Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  Some of the most significant of these factors are recessionary economic cycles, changes in customers' inventory levels and in the availability of funding for their working capital, excess tractor or trailer capacity compared to shipping volumes, and downturns in customers' business cycles.  Economic conditions that decrease freight demand or increase the supply of tractors and trailers can exert downward pressure on rates or equipment utilization, thereby decreasing asset productivity, particularly in market segments and industries where we have a significant concentration of customers and in regions of the country where we have a significant amount of business.  Adverse economic conditions also may affect our customers, the volume of freight they ship, the shipment pricing and rates that they obtain, and their ability to pay for our services.  Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts.

Economic conditions that decrease shipping demand or increase the supply of tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times, which risks we experienced during prior recessionary times, include a reduction in overall freight levels, which may impair our asset utilization; the change of freight patterns as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand; and an increase in competition as customers bid out freight or select competitors that offer lower rates, and we might be forced to lower our rates or lose freight.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, revenue equipment and related maintenance costs, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages or at customer, port, border, or other shipping locations.  Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability, and result in higher operating costs.  In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows.  From time-to-time, various federal, state, or local taxes are also increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our profitability.

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

We have historically experienced significant growth in revenue and profits since the inception of our business in 1990.  In recent years, our Logistics segment has experienced considerable growth and accounted for 19.1% of our total revenue in 2014, whereas our Trucking segment growth has slowed.  There can be no assurance that in the future, our business will grow substantially or without volatility, nor can we assure that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

Furthermore, the continued progression and development of our Logistics business are subject to the risks inherent in entering and cultivating new lines of business, including, but not limited to, (i) initial unfamiliarity with pricing, service, operational, and liability issues; (ii) customer relationships may be difficult to obtain or we may have to reduce rates to gain and develop customer relationships; (iii) specialized equipment and information and management systems technology may not be adequately utilized; (iv) insurance and claims may exceed our past experience or estimations; and (v) recruiting and retaining qualified personnel and management with requisite experience or knowledge of our Logistics services.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employee health insurance.  We are also responsible for our legal expenses relating to such claims.  We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts in which we self-insure.  Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits.  If any claim was to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced.  Our results of operations and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance carriers fail to pay on our insurance claims, or (iv) we experience a claim for which coverage is not provided.  Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations and obtain financing on favorable terms.

The truckload industry and our Trucking segment are capital intensive, and our policy of operating newer equipment requires us to expend significant amounts annually.  We expect to pay for projected capital expenditures with cash flows from operations or financing available under our existing line of credit.  If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements.  In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices and reduced efficiency relating to new revenue equipment may adversely affect our earnings and cash flows.

We are subject to risk with respect to higher prices for new tractors for our Trucking operations.  Prices may increase due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines and (iii) the pricing discretion of equipment manufacturers.  In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA.  The regulations require reductions in exhaust emissions from diesel engines manufactured in or after 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.  Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operation requirements.

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

Our Trucking operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.  Because our Trucking operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  We use a number of strategies to mitigate fuel expense.  We purchase bulk fuel at many of our service centers and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient,  EPA emission-compliant post-2014 model engines and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations.  We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases.  Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.  Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.  As of December 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Difficulty in truckload driver, independent contractor, and third-party carrier recruitment and retention may have a materially adverse effect on our business.

With respect to our trucking services, difficulty in attracting or retaining qualified drivers and independent contractors in our Trucking segment, and third-party truckload carriers in our Logistics segment, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  In addition, CSA and stricter hours-of-service regulations may reduce the number of available qualified drivers in our industry.  Our independent contractors and third-party truckload carriers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  If a shortage of drivers were to occur, or if we were unable to attract and contract with independent contractors and third-party truckload carriers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating and brokerage authority granted by the DOT, and we are also regulated by the EPA, DHS, and other agencies in states in which we operate.  Our company drivers, independent contractors, and third-party capacity providers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to CSA safety performance and measurements, drug and alcohol testing, and driver hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, driver hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, and security of transported shipments, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations.  The "Regulation" section in Item 1 of Part I of this Annual Report discusses in detail several proposed, pending, and final regulations that could significantly affect our business and operations.

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

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for employers of independent contractor drivers and to heighten the penalties of employers who misclassify their employees and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have put initiatives in place to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with this initiative.  We are party to class actions from time to time alleging violations of the Fair Labor Standards Act and other labor laws.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractor drivers are determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

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

In addition, tractors and trailers used in our Trucking operations have been and are affected by applicable federal, state, and local statutory and regulatory requirements related to air emissions and fuel efficiency.  In order to reduce exhaust emissions and traffic congestion, some states and municipalities have restricted the locations and amount of time where diesel-powered tractors, such as ours, may idle or travel.  These and other similar restrictions could cause us to alter our drivers' behavior and routes, purchase additional auxiliary or other on-board power units to replace or minimize engine power and idling, or experience decreases in productivity.  Our tractors and trailers could also be adversely affected by related or similar legislative or regulatory actions in the future.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired company, either of which could have a materially adverse effect on our business.

Historically, acquisitions have been a part of our Trucking growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions for either our Trucking or Logistics segments.  If we do not make any future acquisitions, our growth rate could be materially and adversely affected.  Any future acquisitions we undertake could involve the dilutive issuance of equity securities or incurring indebtedness.  In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company's operations, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

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

We operate in a highly competitive transportation industry, which includes thousands of trucking and logistics companies.  In our Trucking segment, we primarily compete with other truckload carriers that provide dry van, temperature-controlled, and drayage services similar to those provided by our Dry Van, Refrigerated, and Drayage operating units.  Less-than-truckload carriers, private carriers, intermodal companies, railroads, and logistics companies compete to a lesser extent with our Trucking segment but are direct competitors of the Brokerage and Intermodal operating units in our Logistics segment.  We transport or arrange for the transportation of various types of freight, and competition for such freight is based mainly on customer service, efficiency, available capacity and shipment modes, and rates that can be obtained from customers.  Such competition in the transportation industry could adversely affect our freight volumes, the freight rates we charge our customers, or profitability and thereby limit our growth opportunities.

We have several major customers, the loss of one or more of which could have a materially adverse effect on our business.

We strive to maintain a diverse customer base; however, a significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2014, our top 25 customers, based on revenue, accounted for approximately 39.3% of our revenue; our top 10 customers accounted for approximately 25.2% of our revenue; and our top 5 customers accounted for approximately 16.9% of our revenue.  We generally do not have long-term contractual relationships or long-term rate agreements with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future.  A reduction in freight volumes or our services, or termination of our services, by one or more of our major customers could have a materially adverse effect on our business and operating results.  We also review and monitor the financial conditions of our customers on an ongoing basis to determine whether to grant credit, customer creditworthiness, forgiveness or acceleration of past due balances or collection concerns, or credit insurance is warranted.  However, a major customer's financial hardship could negatively affect our operating results.

We depend on third-party capacity providers, and service instability from these transportation providers could increase our operating costs, reduce our ability to offer Intermodal and Brokerage services, and limit Logistics segment growth, which could adversely affect our revenue, results of operations, and customer relationships.

Our Intermodal business utilizes railroads and some third-party drayage carriers to transport freight for our customers, and Intermodal dependence on railroads could increase as Intermodal services expand.  In certain markets, rail service is limited to a few railroads or even a single railroad. Recently, many Intermodal providers experienced poor service from providers of rail-based services.  Railroads with which we have, or in the future may have, contractual relationships could reduce their services in the future, which could increase the cost of the rail-based services we provide and could reduce the reliability, timeliness, efficiency, and overall attractiveness of our rail-based Intermodal services.  Furthermore, railroads increase shipping rates as market conditions permit.  Price increases could result in higher costs to our customers and reduce or eliminate our ability to offer Intermodal services.  In addition, we may not be able to negotiate additional contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at current cost levels, any of which could limit our ability to provide this service.

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

If our investments in entities are not successful or decrease in market value, we may have to write off or lose the value of a portion or all of our investments, which could have a materially adverse effect on our operating results.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in TRP, TRP III, and each entity's respective related funds, which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP's or TRP III's financial position declines, we could be required to write down all or part of our investment in such entity, which could have a materially adverse effect on our operating results. We also have holdings in publicly traded USA Truck, Inc. ("USA Truck"). This stock has a limited trading volume, which restricts our ability to dispose of shares. While our investment currently is in a significant gain position, USA Truck’s stock price could decline and we could lose all or a significant portion of our investment, which could have a materially adverse effect on our operating results.

We are dependent on management information and communications systems, and significant systems disruptions could adversely affect our business.

Our business depends on the efficient, stable, and uninterrupted operation of our management information and communications systems.  Some of our key software, hardware systems, and infrastructure were developed internally or by adapting purchased software applications and hardware to suit the needs of both our Trucking and Logistics segments.  Our management information and communication systems are used in various aspects of our business, including but not limited to load planning and receiving, dispatch of drivers and third-party capacity providers, customer billing, producing productivity, financial and other reports, and other general functions and purposes.  If any of our critical information or communications systems fail or become unavailable, we could have to perform certain functions manually, which could temporarily affect the efficiency and effectiveness of our operations.  Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses, malware, hacking, and other events beyond our control.  More sophisticated and frequent cyber-attacks in recent years have also increased security risks associated with information technology systems.  We maintain information security policies to protect our information, computer systems, and data from cyber security threats, breaches, and other such events.  We currently maintain our primary computer hardware system at our Phoenix, Arizona headquarters, along with computer equipment at each of our service centers.  In an attempt to reduce the risk of disruption to our business operations should a disaster occur, we have redundant computer systems and networks and the capability to deploy these back-up systems from an off-site alternate location.  We believe that any such disruption would be minimal, moderate, or temporary.  However, we cannot predict the likelihood or extent to which such alternate location or our information and communication systems would be affected.  Our business and operations could be adversely affected in the event of a system failure, disruption, or security breach that causes a delay, interruption, or impairment of our services and operations.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Properties

Our current headquarters and principal place of business is located at 20002 North 19th Avenue in Phoenix, Arizona 85027. This facility includes office buildings of approximately 116,000 square feet.  We also retained and repurposed our former headquarters property (located at 5601 West Buckeye Road in Phoenix, Arizona) as a regional operations facility consisting of approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet. All of our properties are utilized by both our Trucking and Logistics segments.  The following table provides information regarding the locations of our service centers and/or offices (other than our current headquarters and principal place of business) as at December 31, 2014:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC (Barr-Nunn)	Yes	Yes	No	Leased
Charlotte, NC	Yes	Yes	Yes	Owned
Columbus, OH (Barr-Nunn)	Yes	No	No	Leased
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	Yes	No	Owned
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Granger, IA (Barr-Nunn)	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	Yes	Yes	Owned
Las Vegas, NV	Yes	No	Yes	Owned
Manchester, PA (Barr-Nunn)	Yes	Yes	No	Leased
Memphis, MS	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned

Phoenix, AZ	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	No	Yes	Owned
Salt Lake City, UT (Kool Trans)	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Owned
Springdale, AR	Yes	No	No	Leased
Syracuse, NY	Yes	No	No	Leased
Tonopah, AZ	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

Item 3.                    Legal Proceedings

We are a party to certain claims and pending litigation arising in the normal course of business.  These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight or for workers' compensation.  We maintain insurance at coverage levels that management considers adequate to cover liabilities arising from the transportation of freight in amounts in excess of our self-insurance retentions.  Based on its present knowledge of the facts and, in certain cases, advice of outside counsel, management does not believe the resolution of claims and pending litigation, taking into account existing accrued amounts, is likely to have a materially adverse effect on us.

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

2014	High	Low
First Quarter	$23.54	$17.95
Second Quarter	$25.00	$22.24
Third Quarter	$27.67	$23.19
Fourth Quarter	$34.69	$25.50

2013	High	Low
First Quarter	$16.77	$14.86
Second Quarter	$17.73	$15.02
Third Quarter	$17.60	$15.88
Fourth Quarter	$18.66	$16.14

As of February 25, 2015, we had 55 shareholders of record.  However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 25, 2015, the closing market price of our common stock on the NYSE was $32.95 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2014 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24
2013 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24

Our most recent dividend, which was declared in February of 2015 for $0.06 per share, is scheduled to be paid in March of 2015.

We currently expect to continue to pay comparable quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock.  Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status.  We did not repurchase any shares during the years ended December 31, 2012, 2013, or 2014.  As of December 31, 2014, there were 7,438,556 shares remaining for future purchases under our current repurchase program.

See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our common stock authorized for issuance under our equity compensation plans.

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of the period ended December 31, 2014, and for each of the years in the preceding five-year period ended December 31, 2014, are derived from our consolidated financial statements.  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2014(7)	2013	2012	2011	2010
Statements of Income Data:
Total revenue	$1,102,332	$969,237	$936,036	$866,199	$730,709
Operating expenses	939,610	855,328	827,769	766,178	635,494
Income from operations	162,722	113,909	108,267	100,021	95,215
Interest income & other income	9,838	3,257	1,967	1,347	2,397
Interest expense	(730)	(462)	(457)	(180)	-
Income before income taxes	171,830	116,704	109,777	101,188	97,612
Net income	104,021	70,024	64,763	60,708	58,979
Net income attributable to Knight	102,862	69,282	64,117	60,248	59,072
Basic earnings per share	1.27	0.87	0.80	0.74	0.71
Diluted earnings per share	1.25	0.86	0.80	0.74	0.70
Balance Sheet Data (at end of period):
Working capital	$145,667	$101,768	$109,274	$110,082	$124,779
Total assets	1,082,285	807,121	728,512	737,583	676,987
Total debt(1)	134,400	38,000	80,000	55,000	-
Cash dividend per share on common stock(2)	0.24	0.24	0.74	0.24	0.98
Knight Transportation shareholders' equity	677,760	553,588	490,232	476,359	507,533
Operating Data (Unaudited):
Operating ratio (consolidated)(3)	85.2%	88.2%	88.4%	88.5%	87.0%
Operating ratio (consolidated), excluding fuel surcharge revenue(4)	82.4%	85.6%	85.6%	85.7%	84.5%
Average revenue per tractor(5)	$171,510	$160,186	$158,978	$157,076	$150,992
Average length of haul (miles)	492	479	482	483	478
Non-paid empty mile percent	10.1%	10.6%	10.6%	10.6%	10.7%
Average tractors operated(6)	4,173	4,017	4,096	3,908	3,817
Average trailers operated	9,732	9,405	9,195	8,907	8,637

(1)	Includes amounts outstanding that were borrowed under our existing line of credit, which is classified as a long-term liability under this line item.
(2)	In addition to the quarterly dividend paid in each year, we declared and paid a special dividend of $0.50 and $0.75 per share in the fourth quarter of 2012 and 2010, respectively.
(3)	Operating expenses expressed as a percentage of total revenue.
(4)
Also referred to as Adjusted Operating Ratio herein.  Operating expenses expressed as a percentage of revenue, excluding fuel surcharge revenue.  Management believes that omitting this potentially variable source of revenue affords a more consistent basis for comparing our results of operations from period to period.  This calculation of operating ratio is a non-GAAP financial measure, is not an alternative for, and should be considered in addition to, the calculation of operating ratio as operating expenses expressed as a percentage of total revenue.  See non-GAAP reconciliation on page 24.

(5)	Average revenue per tractor includes revenue for our Trucking operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our Logistics operations.
(6)
Included in our tractor fleet are 456 independent contractor operated tractors at December 31, 2014; 452 independent contractor operated tractors at December 31, 2013; 507 independent contractor operated tractors at December 31, 2012; 467 independent contractor operated tractors at December 31, 2011; and 446 independent contractor operated tractors at December 31, 2010.

(7)
The Company acquired 100% of the outstanding stock of Barr-Nunn on October 1, 2014 and therefore, the operating results of the Company for the year ended December 31, 2014 include the operating results of Barr-Nunn for the period of October 1, 2014 to December 31, 2014.

The following table reconciles consolidated operating ratio (GAAP) to adjusted operating ratio (Non-GAAP):

Consolidated Operating Ratio (“OR”) From 2010 to 2014

GAAP Operating Ratio (Consolidated):	2014	OR %	2013	OR %	2012	OR %	2011	OR %	2010	OR %
Revenue, before fuel surcharge	$925,985		$791,851		$752,151		$697,286		$615,654
Fuel surcharge	176,347		177,386		183,885		168,913		115,055
Total revenue	1,102,332		969,237		936,036		866,199		730,709

Total operating expenses	939,610	85.2%	855,328	88.2%	827,769	88.4%	766,178	88.5%	635,494	87.0%
Income from operations	$162,722		$113,909		$108,267		$100,021		$95,215

Adjusted Operating Ratio (Consolidated):	2014	OR %	2013	OR %	2012	OR %	2011	OR %	2010	OR %
Total revenue	$1,102,332		$969,237		$936,036		$866,199		$730,709
Less fuel surcharge:	(176,347)		(177,386)		(183,885)		(168,913)		(115,055)
Revenue (excluding fuel surcharge)	925,985		791,851		752,151		697,286		615,654

Total operating expenses	939,610		855,328		827,769		766,178		635,494
Less fuel surcharge	(176,347)		(177,386)		(183,885)		(168,913)		(115,055)
Total operating expenses (net of fuel surcharge)	763,263	82.4%	677,942	85.6%	643,884	85.6%	597,265	85.7%	520,439	84.5%
Income from operations	$162,722		$113,909		$108,267		$100,021		$95,215

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 7, statements related to expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, planned driver pay and related costs, future depreciation and amortization, expected tractor and trailer fleet age, future purchased transportation expense, and our expected liquidity position, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Introduction

Business Overview

We offer a broad range of truckload transportation and logistics services with one of North America's largest tractor fleets, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services.  Our Trucking segment provides truckload transportation, including dedicated services of various products, goods, and materials for our diverse customer base through our Dry Van, Refrigerated, and Drayage operating units.  The Brokerage and Intermodal operating units of our Logistics segment provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, and by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics, freight management, and other non-trucking services.  Our objective is to operate our Trucking and Logistics businesses with industry-leading margins and growth, while providing safe, high-quality, cost-effective solutions for our customers.

The main factors that affect our results are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking and Logistics businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Year-End Financial Condition

Our consolidated results of operations for the year ended December 31, 2014, compared to the year ended December 31, 2013, were as follows:

●	Total revenue increased 13.7%, to $1.1 billion from $969.2 million;
●	Net income attributable to Knight increased 48.5%, to $102.9 million from $69.3 million; and
●	Net income attributable to Knight per diluted share increased 45.3%, to $1.25 from $0.86.

During 2014, we experienced greater demand for our capacity as the overall demand environment for freight services outpaced industry capacity as compared to the prior year when a more balanced environment prevailed. We grew our business through the third quarter creation of Kool Trans and fourth quarter acquisition of Barr-Nunn.  These favorable conditions created opportunities to increase freight rates and add capacity that contributed to the revenue improvements achieved.

In 2014, our Trucking segment operated an average of 4,173 tractors, an increase of 156 tractors from a year ago.  Productivity, as measured by average annual revenue per tractor, before fuel surcharge, increased 7.1% in 2014.  This improvement was attributable to a combination of a favorable pricing environment, expansion of our freight mix, and having available capacity to meet the demands of our customers. Shipments serviced by our Logistics segment increased as we continued increasing the number of customers utilizing our Logistics services and expanding our third party carrier network. Revenues in our Logistics segment increased 41.8% in 2014 compared to 2013.

Net income improved significantly in 2014, as compared to 2013. Our results were positively impacted by a favorable pricing environment, improved asset productivity, a strong demand for truckload freight services, and declining fuel prices. We continued to intensify our cost control efforts and drive operational efficiencies while providing industry-leading service. Significant revenue growth and improved margins in our Logistics businesses and a solid used equipment market further contributed to the increased revenue and net income realized in 2014.

In 2014, we generated $177.2 million in cash flow from operations and used $178.8 million for capital expenditures net of equipment sales. On October 1, 2014, we borrowed approximately $112.4 from our existing line of credit to fund the Barr-Nunn acquisition. We ended the year with $17.1 million of cash and $677.8 million of shareholders' equity and returned $19.6 million to our shareholders in the form of quarterly cash dividends.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Off-Balance Sheet Transactions" under Item 7 to Part II of this Annual Report for a description of our off-balance sheet transactions.

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

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking segment or arranging for the transportation of customer freight in our Logistics segment.  Our operating revenue is reported under "Results of Operations" under Item 7 to Part II of this Annual Report and categorized as (i) Trucking revenue, net of fuel surcharge, (ii) Trucking fuel surcharge revenue, and (iii) Logistics revenue.  Trucking revenue, net of fuel surcharge, and Trucking fuel surcharge revenue is largely generated by the trucking services provided by our three Trucking operating units (Dry Van, Refrigerated, and Drayage), whereas Logistics revenue is mostly generated by the logistics services provided by our two Logistics operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties through our Logistics business.

The operating revenue and operating expenses of our Trucking and Logistics segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers.

To lessen our risk to fuel price fluctuations in our Trucking segment, we have a fuel surcharge program under which we obtain from our customers additional fuel surcharges that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure whether current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Trucking fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this potentially volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2014, 2013, and 2012.

	2014		2013		2012
Revenues:	$	%	$	%	$	%
Trucking Segment	$892,124	80.9%	$822,188	84.8%	$836,357	89.3%
Logistics Segment	214,378	19.4	151,194	15.6	105,794	11.3
Subtotal	1,106,502		973,382		942,151
Intersegment Eliminations Trucking	(65)	0.0	(120)	0.0	(112)	0.0
Intersegment Eliminations Logistics	(4,105)	(0.3)	(4,025)	(0.4)	(6,003)	(0.6)
Total	$1,102,332	100%	$969,237	100%	$936,036	100%

Operating Income:
Trucking Segment	$147,424	90.6%	$106,167	93.2%	$103,013	95.1%
Logistics Segment	15,298	9.4	7,742	6.8	5,254	4.9
Total	$162,722	100%	$113,909	100%	$108,267	100%

Trucking Strategy and Segment Information

Our Trucking operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer.  This operating strategy allows us to take advantage of the large amount of freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a premium modern fleet to appeal to drivers and customers, reduce maintenance expenses and equipment downtime, and enhance our fuel and other operating efficiencies.  We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.

Trucking revenue is generated by our Dry Van, Refrigerated, and Drayage operating units.  Generally, we are paid a predetermined rate per mile or per load for our trucking services.  Additional revenues are generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.  The main factors that affect our Trucking revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of loaded miles we generate with our equipment.

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Trucking segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line of our consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Trucking segment are the acquisition and depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices. Non-GAAP operating ratio is not a substitute for GAAP operating ratio.

The tables below compare our operating ratio using both methods.

GAAP Presentation:	2014		2013		2012
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$892,124		$822,188		$836,357
Operating expenses	744,700	83.5	716,021	87.1	733,344	87.7
Operating income	$147,424		$106,167		$103,013

The following table sets forth the Trucking segment adjusted operating ratio (non-GAAP) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

Non-GAAP Presentation(1):	2014		2013		2012
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$892,124		$822,188		$836,357
Less: Trucking fuel surcharge revenue	(176,347)		(177,386)		(183,885)
Less: Intersegment transactions	(65)		(120)		(112)
Revenue, net of fuel surcharge and intersegment transactions	715,712		644,682		652,360
Operating expenses	744,700		716,021		733,344
Less: Trucking fuel surcharge revenue	(176,347)		(177,386)		(183,885)
Less: Intersegment transactions	(65)		(120)		(112)
Operating expenses, net of fuel surcharge and intersegment transactions	568,288	79.4	538,515	83.5	549,347	84.2
Operating income	$147,424		$106,167		$103,013

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

When evaluating Trucking revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor; (ii) average length of haul (miles with loaded trailer cargo); (iii) average percentage of empty miles (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth certain key operating statistics and certain other statistical data of the Trucking segment for the indicated periods.

	2014	2013	2012
Average revenue per tractor(1)	$171,510	$160,186	$158,978
Average length of haul	492	479	482
Non-paid empty mile percent	10.1%	10.6%	10.6%
Average tractors in operation during period	4,173	4,017	4,096
Average trailers in operation during period	9,732	9,405	9,195

(1)	Average revenue per tractor is based on revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,173 tractors in 2014, of which 3,718 were company-owned tractors. The average age of our company-owned tractor fleet was 1.6 years at December 31, 2014, which we expect to maintain in 2015.  We also operated an average of 9,732 trailers in 2014, with an average age of 4.7 years as of December 31, 2014.  We expect the average age of our trailers to decrease slightly in 2015 as we refresh our fleet. Our net property, plant, and equipment at December 31, 2014 was $752.0 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, ELDs and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $88.2 million in 2014.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business. We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage and Intermodal operating units and continued increases in the number of customers utilizing our Logistics services contributed to the improved productivity and revenue realized in 2014. We were able to provide Logistics services to our existing customers as well as effectively expand to new customers in 2014.

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is included in the "Purchased transportation" line of our consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, other operating expenses, and operating income.

	2014		2013		2012
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$214,378		$151,194		$105,794
Other operating expense	199,080	92.9	143,452	94.9	100,540	95.0
Operating income	$15,298		$7,742		$5,254

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions.

	2014		2013		2012
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$214,378		$151,194		$105,794
Less: Intersegment transactions	(4,105)		(4,025)		(6,003)
Revenue excluding intersegment transactions	210,273		147,169		99,791
Operating expenses	199,080		143,452		100,540
Less: Intersegment transactions	(4,105)		(4,025)		(6,003)
Operating expenses excluding intersegment transactions	194,975	92.7	139,427	94.7	94,537	94.7
Operating income	$15,298		$7,742		$5,254

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination, less purchased transportation expense, expressed as a percentage of revenue) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses.

	2014	2013	2012
Combined Brokerage and Intermodal gross margin percent(1)	15.0%	12.5%	13.2%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Since our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs, we may incur costs to upgrade, integrate, or expand our information systems and technology, but we do not expect that costs for such improvements will require significant capital expenditures in the future.  Total Logistics segment depreciation and amortization expense was approximately $4.7 million in 2014, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

We have created a service network with financial accountability, a modern tractor fleet, access to thousands of third-party capacity providers, and the capability of providing multiple transportation service offerings and modes to customers in North America.  We believe our operating strategies are contributing factors to our revenue and earnings growth.

In 2014, we continued to produce consolidated revenue growth.  This growth was driven by improved asset productivity, organic tractor growth, the October 1, 2014 acquisition of Barr-Nunn, and expansion of our less capital-intensive operations such as Brokerage and Intermodal in the Logistics segment.  We continue to gain market share, build out our team, source additional capacity, and strategically align our service offerings with the supply chain needs of our customers. We expect our investment in providing multiple solutions for our customers will continue to lead to additional revenue opportunities across all of our lines of business.

In 2015, we expect truckload freight demand to remain strong, and we expect to see continued demand for our services. Truck demand increased in 2014 due to an improving economy, constrained capacity, and intermodal service issues that moved demand away from the rails and to trucks. We believe capacity in the truckload market will remain constrained by an increasingly competitive driver market, and elevated regulatory costs for trucking companies and drivers. The improving United States economy could create alternative employment opportunities for drivers we wish to hire.  Reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

Several issues impacting the trucking industry could also cause our costs to increase in 2015.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices are rising, and potentially higher fuel prices are not fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

We will continue to utilize the flexibility of our model to react and adapt to market conditions.  We continue to optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.  We will also look for additional strategic acquisitions, to supplement our growth initiatives.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2014		2013		2012		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2014 to 2013 (%)	2013 to 2012 (%)
Trucking revenue	$715,712	64.9%	$644,682	66.5%	$652,360	69.7%	11.0%	(1.2%)
Trucking fuel surcharge revenue	176,347	16.0%	177,386	18.3%	183,885	19.6%	(0.6%)	(3.5%)
Logistics revenue	210,273	19.1%	147,169	15.2%	99,791	10.7%	42.9%	47.5%

Total revenue	1,102,332	100.0%	969,237	100.0%	936,036	100.0%	13.7%	3.5%

Operating expenses:
Salaries, wages and benefits	271,815	24.7%	234,306	24.1%	238,266	25.5%	16.0%	(1.7%)
Fuel	203,758	18.5%	214,843	22.2%	230,178	24.6%	(5.2%)	(6.7%)
Operations and maintenance	71,558	6.5%	64,715	6.7%	61,875	6.6%	10.6%	4.6%
Operating taxes and licenses	17,972	1.6%	15,624	1.6%	16,184	1.7%	15.0%	(3.5%)
Insurance and claims	31,133	2.8%	29,350	3.0%	32,138	3.4%	6.1%	(8.7%)
Depreciation and amortization	92,893	8.4%	86,129	8.9%	85,056	9.1%	7.9%	1.3%
Purchased transportation(1)	238,041	21.6%	189,667	19.6%	148,022	15.8%	25.5%	28.1%
Communications	4,899	0.4%	5,015	0.5%	5,172	0.5%	(2.3%)	(3.0%)
Miscellaneous operating expenses	7,541	0.7%	15,679	1.6%	10,878	1.2%	(51.9%)	44.1%
Total operating expenses	939,610	85.2%	855,328	88.2%	827,769	88.4%	9.9%	3.3%

Operating income	162,722	14.8%	113,909	11.8%	108,267	11.6%	42.9%	5.2%
Total other income	9,108	0.8%	2,795	0.3%	1,510	0.1%	225.9%	85.1%
Income before income taxes	171,830	15.6%	116,704	12.0%	109,777	11.7%	47.2%	6.3%
Income taxes	67,809	6.2%	46,680	4.8%	45,014	4.8%	45.3%	3.7%
Net income	104,021	9.4%	70,024	7.2%	64,763	6.9%	48.6%	8.1%
Net income attributable to noncontrolling interest	(1,159)	(0.1%)	(742)	(0.1%)	(646)	(0.1%)	56.2%	14.9%
Net income attributable to Knight Transportation	102,862	9.3%	69,282	7.1%	64,117	6.8%	48.5%	8.1%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.  Purchased transportation expense is further discussed in the year-to-year comparison of operating results below.

Fiscal 2014 Compared to Fiscal 2013

Operating Revenue

Total revenue increased 13.7% for 2014 to $1.1 billion from $969.2 million for 2013 generally because of higher revenues generated in both the Trucking and Logistics segments.

Total Trucking revenue was $715.7 million in 2014 and $644.7 million in 2013.  Trucking fuel surcharge revenue decreased to $176.3 million in 2014 from $177.4 million in 2013 as fuel prices declined in the latter half of 2014.

Tractor productivity, as measured by average annual revenue, before fuel surcharge per tractor, increased in 2014, compared to 2013. This was attributable to increased demand for our capacity, improvements in our freight mix, and contract pricing.  Average revenue per total mile increased 8.2% as we improved pricing and reduced non-paid empty mile percentage rate to 10.1% from 10.6%.  Our average freight revenue per tractor improved 7.1% because of the combined increase in average revenue per total mile and a reduction of miles per tractor by 1.0%. If economic conditions continue to improve and capacity remains tight, we anticipate that we will be able to obtain overall rate increases in 2015 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates.

Logistics revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Logistics revenue was $210.3 million in 2014 and $147.2 million in 2013. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which lead to increased access to third-party capacity, increased shipment volume growth, and improved rates in our Brokerage and Intermodal businesses. The volume of shipments by our Brokerage and Intermodal businesses increased 19.6% in 2014 from 2013, and our revenue per shipment improved 27.5% in 2014.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of revenue, increased to 24.7% in 2014 from 24.1% in 2013.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income.  Salaries, wages and benefits expense for 2014 increased primarily due to an increase in driver pay, increased workers’ compensation claims, and increased performance based bonuses. Driver pay increased $0.04 per mile in 2014. However as a percentage of consolidated revenue driver pay was comparable to 2013 due to significant revenue growth, particularly in our Logistics segment, which has lower salaries, wages, and benefits expense. We believe that the driver market remains challenging and that the CSA implementation has further reduced the pool of available drivers. We expect that driver pay will continue to increase in 2015. Having a sufficient number of qualified driving associates continues to be a major concern.  We have implemented a performance related bonus plan for our drivers and could be required to create further pay incentives during 2015 given these conditions.  However, we continue to seek ways to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers, and we are encouraged by the favorable turnover rates experienced this year.

Fuel expense, as a percentage of revenue, decreased to 18.5% in 2014, from 22.2% in 2013 as the U.S. National Average Diesel Fuel price decreased by 2.9% in 2014.  The increase in overall revenue and the significant revenue growth of our Logistics segment, where no fuel expense is incurred, also contributed to the decrease in fuel expense as a percentage of revenue. Improved effectiveness of our fuel efficiency initiatives, such as trailer blades, idle-control, more fuel-efficient engines, and driver training programs, further contributed to the reduction in fuel expense. Fuel prices fell sharply at the end of 2014. If fuel prices remain lower in 2015, we expect  to recognize a  net benefit in our fuel expense, as a percentage of revenue, in 2015. Our fuel surcharge program helps to offset increases in fuel prices but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly but typically require a specified minimum change in fuel cost to prompt a change in Trucking fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in Trucking fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, decreased to 6.5% in 2014 from 6.7% in 2013.  Operations and maintenance consist of direct operating expense, equipment maintenance, and tire expense.  Equipment maintenance expenses as a percentage of revenue decreased as a result of the increased revenue generated in 2014 compared to 2013.  On a per mile basis, this expense remained constant in 2014, and 2013. Tight driver market conditions continued in 2014, and contributed to increased driver development and recruiting expenses. We expect the driver market to remain competitive in 2015, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased to 2.8% for 2014 from 3.0% in 2013.  The improvement is due to increased revenue primarily from our Logistics segment where related insurance and claims costs are typically lower as a percentage of revenue than our larger Trucking segment. We experienced lower auto liability frequency and severity compared to 2013.

Communications expense, as a percentage of revenue, decreased slightly to 0.4% for 2014, compared to 0.5% in 2013.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, decreased to 8.4% for 2014 from 8.9% in 2013.  This fixed cost as a percentage of total revenue was lower in 2014 due to the significant growth in our Logistics segment, which is less capital intensive. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue was 9.9% in 2014, and 2013. The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we have also added tractors with 2014 compliant engines beginning in 2013. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment. These higher costs were partially offset by higher average revenue per tractor and an increase in revenue generated by independent contractors.  Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to inflate.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward.

Purchased transportation expense, as a percentage of revenue, increased to 21.6% for the year ended 2014 from 19.6% for the same period in 2013.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; and (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations and our sourcing activities in our Logistics segment.  The overall increase in this category is primarily due to the growth in our Logistics segment operations, which grew revenues 42.9% in 2014.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics segment increased 44.0% in 2014, when compared to 2013.  Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased by approximately 4.2% in 2014 from 2013.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.  We expect purchased transportation will continue to increase as a percentage of revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of revenue, decreased to 0.7% in 2014 compared to 1.6% in 2013.  Gain from sales of equipment is recorded in miscellaneous operating expense and gain from sales of equipment increased to $16.8 million in 2014, compared to $7.6 million in 2013.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of revenue) was 85.2% for 2014, compared to 88.2% for 2013.  The non-GAAP operating ratio (total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge), was 82.4% in 2014, compared to 85.6% in 2013.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio.

Net interest and other income, as a percentage of revenue, increased in 2014 to 0.8% from 0.3% in 2013.  Other income includes realized gains from sale of available-for-sale securities and unrealized gains from our investments in TRP III using the equity method of accounting. Our realized gains from the sale of available-for-sale securities was higher in 2014, compared to 2013.  During 2013, our borrowing capacity increased to $300.0 million from $150.0 million. In the fourth quarter of 2014, we funded the acquisition of Barr-Nunn for approximately $112.4 million with borrowings from our existing line of credit. Interest expense increased in 2014 because of the increased borrowing.  Our debt balance increased to $134.4 million at December 31, 2014 from $38.0 million at December 31, 2013.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 39.7% for 2014 and 40% for 2013.

As a result of the preceding financial results, our net income attributable to Knight increased to 9.3%, compared to 7.1% in 2013.

Fiscal 2013 Compared to Fiscal 2012

Operating Revenue

Total revenue increased 3.5% for 2013 to $969.2 million from $936.0 million for 2012 generally because of higher revenues generated in the Logistics segment.

Total Trucking revenue was $644.8 million in 2013 and $652.5 million in 2012.  Trucking fuel surcharge revenue was $177.4 million in 2013 and $183.9 million in 2012.  Due to declining fuel prices, our Trucking fuel surcharge revenue decreased 3.5% in 2013 from the previous year.

Although total miles decreased in 2013, tractor productivity, as measured by average annual revenue, before fuel surcharge, per tractor, increased in 2013, which was attributable to improvements in our freight mix, contract pricing, and a reduced average fleet size.  Average revenue per total mile increased 1.4% as we improved pricing and maintained a non-paid empty mile percentage rate of 10.6%.  Our average freight revenue per tractor improved 0.8% as a result of the combined increase in average revenue per total mile and a reduction of miles per tractor by 0.6%. If economic conditions continue to improve gradually and capacity remains tight, we anticipate that we will be able to obtain overall rate increases in 2014 and beyond; however, adverse changes in either of these factors would likely prevent rate increases and could negatively affect existing rates.

Logistics revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Logistics revenue was $151.2 million in 2013 and $105.8 million in 2012. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which lead to increased access to third-party capacity, increased shipment volume growth, and improved rates in our Brokerage and Intermodal businesses. The volume of shipments by our Brokerage and Intermodal businesses increased 33.4% in 2013 from 2012, and our revenue per shipment improved 15.2% in 2013.

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

Fuel expense, as a percentage of revenue, decreased to 22.2% in 2013, from 24.6% in 2012 as the U.S. National Average Diesel Fuel price decreased by 1.2% in 2013.  As a percentage of revenue, our fuel cost improved due to the significant revenue growth of our Logistics segment where no fuel expense is incurred, and improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, and driver training programs.  Our fuel surcharge program helps to offset increases in fuel prices but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly but typically require a specified minimum change in fuel cost to prompt a change in Trucking fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in Trucking fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

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

Depreciation and amortization expense, as a percentage of revenue, decreased slightly to 8.9% for 2013 from 9.1% in 2012.  This fixed cost as a percentage of total revenue was lower in 2013 due to the significant growth in our Logistics segment, which is less capital intensive. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue increased to 12.6% from 12.2% in 2012. In 2013 the tractor fleet was renewed with higher priced EPA compliant engines.  The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines, though we also added tractors with 2014 compliant engines in 2013. These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.  Other factors contributing to the increase in this fixed cost were the addition of trailer blades and other fuel efficiency enhancing equipment. These higher costs were partially offset by higher average revenue per tractor and an increase in revenue generated by independent contractors. The 2014 model year tractors are more expensive than previous model year tractors due to compliance with NHTSA and EPA emissions standards.

Purchased transportation expense, as a percentage of revenue, increased to 19.6% for the year ended 2013 from 15.8% for the same period in 2012.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; and (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations and our sourcing activities in our Logistics segment.  The overall increase in this category is primarily due to the growth in our Logistics segment operations, which grew revenues 47.5% in 2013 compared to 24.3% growth in 2012.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics segment increased 54.5% in 2013, when compared to 2012.  Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased by approximately 1.0% in 2013 from 2012.  Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices.

Miscellaneous operating expenses, as a percentage of revenue, increased to 1.6% in 2013 compared to 1.2% in 2012.  Gains from sales of equipment decreased to $7.6 million in 2013, compared to $8.9 million in 2012.  Additionally, an increase in legal fees associated with defending and resolving various litigation claims resulted in higher miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of revenue) was 88.2% for 2013, compared to 88.4% for 2012.  Our non-GAAP operating ratio (total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge), was 85.6% for both 2013 and 2012.

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

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, significant investments.  In our Trucking business, where investments are substantial, the primary investments are in new tractors and trailers and, to a lesser extent, in technology, service centers, and working capital.  In our Logistics business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was approximately $177.2 million, $138.5 million, and $150.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.  The increase for 2014 is primarily due to the significant improvement in net income that increased to $104.0 million in 2014, compared to $70.0 million in 2013, and $64.8 million in 2012.

Net cash used in investing activities was approximately $266.9 million, $85.7 million, and $123.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.  The increase in 2014 is due to a combination of the acquisition of Barr-Nunn in the fourth quarter of 2014 and increased capital expenditures.  We paid $110.5 million to acquire Barr-Nunn, and capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements totaled $178.8 million, $85.4 million, and $120.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.  Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $155.0 million to $170.0 million for 2015.  We expect this estimate will primarily be used to acquire new revenue equipment.

Net cash provided by financing activities was approximately $105.8 million in 2014, while net cash used in financing activities was $57.5 million, and $30.9 million for the years ended December 31, 2013, and 2012, respectively. The cash provided by financing activities in 2014, is due to increased borrowings from our line of credit to fund the Barr-Bunn acquisition, and an increase in cash proceeds from exercises of stock options. We returned $19.6 million, $19.4 million, and $59.1 million to our shareholders by way of dividends in 2014, 2013, and 2012, respectively.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  As of December 31, 2014, the aggregate amount outstanding under our line of credit was $134.4 million, which is classified as a long-term liability in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $24.3 million as of December 31, 2014 and $24.0 million as of December 31, 2013.  Combining the amounts borrowed and letters of credit issued, we had $141.3 million available for future borrowing under our existing line of credit as of December 31, 2014, compared with $238.0 million as of December 31, 2013.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of December 31, 2014. On February 27, 2015, we amended our line of credit to extend the maturity from October 21, 2016 to December 1, 2017.

In 2013 we acquired a total of 1,304,517 shares of USA Truck's common stock in connection with a potential business combination with USA Truck.  USA Truck common stock is traded on NASDAQ and is subject to substantial price fluctuation and volatility.  Our Voting Agreement and Standstill Agreement with USA Truck, which placed certain restrictions on, among other things, our ability to vote our USA Truck stock or take certain actions with respect to potential business combinations with USA Truck, expired in 2014. As of December 31, 2014, we owned 946,617 shares of USA Truck stock, representing less than 10% of the outstanding stock of USA Truck. The recorded value of our USA Truck stock as of December 31, 2014, was $26.9 million, based on the $28.40 closing price of the stock on such date.

As of December 31, 2014, our cash and cash equivalents totaled approximately $17.1 million compared to $1.0 million as of December 31, 2013.  During the next 12 months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We leased revenue equipment under operating leases, and we lease some of our service centers and temporary trailer storage under operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our consolidated statements of income, and totaled $2.8 million, $2.2 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2014, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase obligations(1)	$191,273	$191,273	$-	$-	$-
Long-term debt(2)	134,400	-	134,400	-	-
Investment commitments(3)	4,076	45	100	3,931	-
Operating leases – buildings & equipment	9,668	2,928	5,378	1,362	-
Dividend payable	2,220	342	523	473	882
Total	$341,637	$194,588	$140,401	$5,766	$882

(1)
Purchase obligations primarily consist of obligations to purchase revenue equipment, net of guaranteed trade-ins from contracted vendors, and a carry forward of approximately $12.8 million from 2014 contracts.

(2)	Long-term debt of $134.4 million is borrowings under our line of credit, which has a maturity date of December 2017. We expect to pay-off the debt balance prior to the final maturity date.
(3)	Investment commitments primarily consist of contractual obligations for TRP III, which are subject to capital calls by TRP III's manager. The expected timing of the capital calls is presented above.

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

Beginning in 2014, we issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model as discussed in Note 9 to the consolidated financial statements and is expensed on a straight-line basis over the requisite service period.

We have service- and performance-based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of ASC 718 under which we estimate the expense.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-8 of this report for discussion of new accounting pronouncements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks including changes in interest rates on debt and changes in commodity prices.

Under Financial Accounting Reporting Release Number 48 and SEC rules and regulations, we are required to disclose information concerning market risk with respect to foreign exchange rates, interest rates, and commodity prices.  We have elected to make such disclosures, to the extent applicable, using a sensitivity analysis approach based on hypothetical changes in interest rates and commodity prices.  We have not entered into derivatives or other financial instruments for hedging or speculative purposes.  We are not subject to a material amount of foreign currency risk because our operations are largely confined to the United States.

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate set at either at the prime rate or LIBOR plus 0.75%.  Accordingly, our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2014, a 1.0% increase in our applicable interest rate would reduce pretax earnings, on an annualized basis, by approximately $0.6 million.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of December 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but may use such instruments in the future. At our average level of fuel purchasing during 2014, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.4 million.

Equity Price Risk

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. As of December 31, 2014, we held 946,617 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $28.40 closing price on December 31, 2014, a 30% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $8.1 million and reduce our Shareholders’ Equity by 0.7%.

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2014 and 2013, and the related consolidated statements of income, consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm,  are set forth beginning at page F-1 in this report.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, other members of senior management, and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

With the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014. We excluded Barr-Nunn from our assessment of internal control over financial reporting, which was acquired on October 1, 2014, and whose total assets represent 12.0% of the Company’s consolidated total assets as at December 31, 2014, and 2.6% of revenues for the year ended December 31, 2014. Based on our management's evaluation under the criteria set forth in the Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.  No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report included herein. Their report excludes an evaluation of internal control over financial reporting of Barr-Nunn.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the internal control over financial reporting of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Barr-Nunn Transportation, Inc. and affiliates (“Barr-Nunn”), a wholly-owned subsidiary, whose financial statements reflect total assets and total revenues constituting twelve and three percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Barr-Nunn was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Barr-Nunn.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 2, 2015

Item 9B.                      Other Information

On February 27, 2015, we entered into a Modification Agreement (the "Modification Agreement") with Wells Fargo Bank, National Association ("Wells"). The Modification Agreement amended our existing line of credit with Wells to extend the maturity date to December 1, 2017 from October 21, 2016 and to adjust the timing of certain fee payments. The amendment also added as guarantors certain subsidiaries that we acquired or formed since the last amendment to our line of credit agreement. In conjunction with the Modification Agreement, certain of our subsidiaries executed Continuing Guaranty agreements, dated as of February 27, 2015, guaranteeing the obligations under our line of credit in favor of Wells.

This description of the Modification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Modification Agreement, which will be filed with our Form 10-Q for the quarter ending March 31, 2015.

PART III

Item 10.                 Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Class II Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Significant Employees; Named Executive Officers," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2015 Annual Meeting of Shareholders to be held May 14, 2015.

Item 11.                 Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Compensation Committee Report" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2015 Annual Meeting of Shareholders to be held May 14, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,142,971	$17.80	2,751,468
Equity compensation plans not approved by security holders	-	-	-
Total	2,142,971	$17.80	2,751,468

We have also issued restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above.  Our restricted stock units and performance restricted stock units vest  gradually over periods ranging from five to 13 years.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2015 Annual Meeting of Shareholders to be held May 14, 2015.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2015 Annual Meeting of Shareholders to be held May 14, 2015.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2015 Annual Meeting of Shareholders to be held May 14, 2015.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

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

2.1*
Stock Purchase Agreement, by and among Knight Transportation, Inc., Barr-Nunn Enterprises, Ltd., Barr-Nunn Transportation, Inc., Barr-Nunn Logistics, Inc., Sturgeon Equipment, Inc., and Jane E. Sturgeon, in her capacity as Seller's Representative, dated October 1, 2014.

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

10.3 †	Knight Transportation, Inc. 2005 Executive Cash Bonus Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.4 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.5 †	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.6 †	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.7 †	Form of Restricted Stock Unit Grant Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.8 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.9
Amended and Restated Credit Agreement, between Knight Transportation, Inc., and Wells Fargo Bank, National Association, dated October 21, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2013 and filed on October 23, 2013.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ David A. Jackson
David A. Jackson
Date: March 2, 2015		President and Chief Executive Officer, in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 2, 2015
Kevin P. Knight, Chairman of the Board, and Director

/s/ David A. Jackson	March 2, 2015
David A. Jackson, President and Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Adam W. Miller	March 2, 2015
Adam W. Miller, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary J. Knight	March 2, 2015
Gary J. Knight, Vice Chairman and Director

/s/ Donald A. Bliss	March 2, 2015
Donald A. Bliss, Director

/s/ G.D. Madden	March 2, 2015
G.D. Madden, Director

/s/ Kathryn Munro	March 2, 2015
Kathryn Munro, Director

/s/ Michael Garnreiter	March 2, 2015
Michael Garnreiter, Director

/s/ Richard Lehmann	March 2, 2015
Richard Lehmann, Director

/s/ Richard Kraemer	March 2, 2015
Richard Kraemer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 2, 2015

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands)

Assets	2014	2013
Current Assets:
Cash and cash equivalents	$17,066	$992
Trade receivables, net of allowance for doubtful accounts of $3,355 and $2,409, respectively	143,531	116,391
Notes receivable, net of allowance for doubtful notes receivable of $351 and $312, respectively	1,020	774
Related party notes and interest receivable	-	748
Prepaid expenses	17,423	15,026
Assets held for sale	23,248	16,476
Other current assets	13,345	11,066
Income tax receivable	19,432	-
Current deferred tax assets	3,187	3,359
Total current assets	238,252	164,832

Property and Equipment:
Revenue equipment	803,410	683,275
Land and land improvements	52,531	45,615
Buildings and building improvements	125,492	115,201
Furniture and fixtures	17,322	18,605
Shop and service equipment	16,653	9,564
Leasehold improvements	3,037	3,382
	1,018,445	875,642

Less: accumulated depreciation and amortization	(266,399)	(283,851)

Property and equipment, net	752,046	591,791
Notes receivable, long-term	4,065	4,047
Goodwill	47,067	10,257
Intangible assets, net	3,575	-
Other long-term assets and restricted cash and investments	37,280	36,194
Total long-term assets	844,033	642,289

Total assets	$1,082,285	$807,121

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except par value)

Liabilities and Shareholders' Equity	2014	2013
Current Liabilities:
Accounts payable	$19,122	$14,354
Accrued payroll and purchased transportation	34,127	13,864
Accrued liabilities	20,604	19,062
Claims accrual – current portion	18,532	15,616
Dividend payable – current portion	200	168
Total current liabilities	92,585	63,064

Long-term Liabilities:
Claims accrual – long-term portion	11,505	8,889
Long-term dividend payable and other liabilities	2,513	2,486
Deferred tax liabilities	162,007	140,149
Long-term debt	134,400	38,000
Total long-term liabilities	310,425	189,524

Total liabilities	403,010	252,588

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000 shares authorized; 81,842 and 80,199 shares issued and outstanding at December 31, 2014 and 2013, respectively	818	802
Additional paid-in capital	185,184	150,858
Accumulated other comprehensive income	12,231	4,582
Retained earnings	479,527	397,346

Total Knight Transportation shareholders' equity	677,760	553,588
Noncontrolling interest	1,515	945
Total shareholders' equity	679,275	554,533

Total liabilities and shareholders' equity	$1,082,285	$807,121

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012

Revenue:
Revenue, before fuel surcharge	$925,985	$791,851	$752,151
Fuel surcharge	176,347	177,386	183,885

Total revenue	1,102,332	969,237	936,036

Operating Expenses:
Salaries, wages and benefits	271,815	234,306	238,266
Fuel	203,758	214,843	230,178
Operations and maintenance	71,558	64,715	61,875
Insurance and claims	31,133	29,350	32,138
Operating taxes and licenses	17,972	15,624	16,184
Communications	4,899	5,015	5,172
Depreciation and amortization	92,893	86,129	85,056
Purchased transportation	238,041	189,667	148,022
Miscellaneous operating expenses	7,541	15,679	10,878

Total operating expenses	939,610	855,328	827,769
Income from operations	162,722	113,909	108,267

Other Income (Expense):
Interest income	458	413	417
Interest expense	(730)	(462)	(457)
Other income	9,380	2,844	1,550
Total other income	9,108	2,795	1,510

Income before income taxes	171,830	116,704	109,777

Income Taxes	67,809	46,680	45,014

Net income	104,021	70,024	64,763
Net income attributable to noncontrolling interest	(1,159)	(742)	(646)
Net income attributable to Knight Transportation	$102,862	$69,282	$64,117

Basic Earnings Per Share	$1.27	$0.87	$0.80

Diluted Earnings Per Share	$1.25	$0.86	$0.80

Weighted Average Shares Outstanding - Basic	80,947	79,994	79,673

Weighted Average Shares Outstanding - Diluted	82,042	80,330	80,000

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012

Net income	$104,021	$70,024	$64,763
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(1,932)	(1,189)	(38)
Unrealized gains from changes in fair value of available-for-sale securities(2)	9,581	6,073	184
Comprehensive income	$111,670	$74,908	$64,909
Comprehensive income attributable to noncontrolling interest	(1,159)	(742)	(646)
Comprehensive income attributable to Knight Transportation	$110,511	$74,166	$64,263

(1)	Net of current income taxes of $1,233, $736, and $23, respectively.
(2)	Net of deferred income taxes of $6,203, $3,758, and $111, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2011	79,392	$794	$133,502	$344,604	$(448)	$478,452	$391	$478,843
Exercise of stock options and RSUs	359	4	3,619	-	-	3,623	-	3,623
Issuance of common stock	9	-	148	-	-	148	-	148
Shares withheld from RSU settlement	-	-	-	(650)	-	(650)	-	(650)
Excess tax benefit of stock option exercises	-	-	30	-	-	30	-	30
Employee stock-based compensation expense	-	-	6,317	-	-	6,317	-	6,317
Cash dividends paid and dividends accrued	-	-	-	(59,858)	-	(59,858)	-	(59,858)
Net income attributable to Knight	-	-	-	64,117	-	64,117	-	64,117
Other comprehensive income	-	-	-	-	146	146	-	146
Distribution to noncontrolling interest	-	-	-	-	-	-	(429)	(429)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	646	646

Balance, December 31, 2012	79,760	$798	$143,616	$348,213	$(302)	$492,325	$608	$492,933
Exercise of stock options and RSUs	429	4	4,341	-	-	4,345	-	4,345
Issuance of common stock	10	-	167	-	-	167	-	167
Shares withheld from RSU settlement	-	-	-	(739)	-	(739)	-	(739)
Excess tax benefit of stock option exercises	-	-	(81)	-	-	(81)	-	(81)
Employee stock-based compensation expense	-	-	2,815	-	-	2,815	-	2,815
Cash dividends paid and dividends accrued	-	-	-	(19,410)	-	(19,410)	-	(19,410)
Net income attributable to Knight	-	-	-	69,282	-	69,282	-	69,282
Other comprehensive income	-	-	-	-	4,884	4,884	-	4,884
Distribution to noncontrolling interest	-	-	-	-	-	-	(405)	(405)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	742	742

Balance, December 31, 2013	80,199	$802	$150,858	$397,346	$4,582	$553,588	$945	$554,533
Exercise of stock options and RSUs	1,634	16	24,350	-	-	24,366	-	24,366
Issuance of common stock	9	-	200	-	-	200	-	200
Shares withheld from RSU settlement	-	-	-	(1,027)	-	(1,027)	-	(1,027)
Excess tax benefit of stock option exercises	-	-	5,273	-	-	5,273	-	5,273
Employee stock-based compensation expense	-	-	4,503	-	-	4,503	-	4,503
Cash dividends paid and dividends accrued	-	-	-	(19,654)	-	(19,654)	-	(19,654)
Net income attributable to Knight	-	-	-	102,862	-	102,862	-	102,862
Other comprehensive income	-	-	-	-	7,649	7,649	-	7,649
Distribution to noncontrolling interest	-	-	-	-	-	-	(589)	(589)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,159	1,159

Balance, December 31, 2014	81,842	$818	$185,184	$479,527	$12,231	$677,760	$1,515	$679,275

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$104,021	$70,024	$64,763
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	92,893	86,129	85,056
Gain on sale of equipment	(16,840)	(7,550)	(8,916)
Earn-out on sold investment	-	(467)	(216)
Gain on sale of available-for-sale securities	(3,165)	(1,925)	(61)
Income from investment in Transportation Resource Partners III	(6,139)	(669)	(261)
Impairment of investment in Transportation Resource Partners	1,041	209	-
Compensation expense for issuance of common stock to certain members of board of directors	200	167	148
Provision for allowance for doubtful accounts and notes receivable	1,351	1,008	883
Deferred income taxes	17,060	(5,338)	(1,975)
Excess tax benefits related to stock-based compensation	(5,273)	-	(30)
Stock-based compensation expense	4,503	2,815	6,317
Changes in operating assets and liabilities:
Trade receivables	(17,031)	(14,828)	(2,167)
Other current assets	(1,872)	1,384	(2,844)
Prepaid expenses	(1,647)	2,008	(6,904)
Income tax receivable	(19,432)	-	3,821
Other long-term assets	442	(390)	81
Accounts payable	4,285	2,424	4,783
Accrued liabilities and claims accrual	22,790	3,517	8,342
Net cash provided by operating activities	177,187	138,518	150,820

Cash Flows From Investing Activities:
Purchases of property and equipment	(260,389)	(140,612)	(160,633)
Proceeds from sale of equipment/assets held for sale	81,555	55,244	39,789
Purchase of long-term available-for-sale securities	-	(10,035)	(2,033)
Cash proceeds from sale of available-for-sale securities	6,355	8,782	112
Cash receipt from notes receivable	2,309	2,383	1,856
Cash payment for notes receivable	-	(646)	(366)
Cash proceeds from related party notes receivable	748	1,570	54
Investment in Barr-Nunn Transportation	(110,517)	-	-
Cash payments to Transportation Resource Partners	(129)	(3,201)	(2,382)
Cash proceeds from Transportation Resource Partners	12,814	467	216
Change in restricted cash and investments	339	343	(416)
Net cash used in investing activities	(266,915)	(85,705)	(123,803)

Cash Flows From Financing Activities:
Dividends paid	(19,648)	(19,445)	(59,141)
Excess tax benefits related to stock-based compensation	5,273	-	30
Proceeds from (payments of) borrowing on line of credit	96,400	(42,000)	25,000
Cash distribution to noncontrolling interest holder	(589)	(405)	(429)
Proceeds from exercise of stock options	24,366	4,345	3,623
Net cash provided by (used in) financing activities	105,802	(57,505)	(30,917)

Net increase (decrease) in Cash and Cash Equivalents	16,074	(4,692)	(3,900)
Cash and Cash Equivalents, beginning of year	992	5,684	9,584
Cash and Cash Equivalents, end of year	$17,066	$992	$5,684

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$25	$2,892	$2,206
Dividend accrued for restricted stock units	$2,220	$2,216	$2,251
Transfer from property and equipment to assets held for sale	$56,521	$40,422	$34,244
Financing provided to independent contractors for equipment sold	$1,579	$1,731	$1,200
Cash flow information:
Income taxes paid	$68,020	$51,904	$40,422
Interest expense paid	$666	$450	$475

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	Organization and Summary of Significant Accounting Policies and Revision of Prior Period Reported Amounts

a.           Nature of Business

Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the "Company") is a truckload carrier of general commodities and transportation logistics services provider headquartered in Phoenix, Arizona.  The Company also has service centers located throughout the United States.  The Company has two reportable segments, Trucking and Logistics.  The Trucking segment provides truckload carrier dry van, temperature-controlled (refrigerated), and drayage services, and the Logistics segment provides logistics, freight management, brokerage, rail intermodal, and other non-trucking services.  The Company is subject to regulation by the U.S. Department of Transportation, U.S. Environmental Protection Agency, U.S. Department of Homeland Security, and various state regulatory authorities.

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

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program.  Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 2% to 20%.  The Company had 109 and 117 loans outstanding from independent contractors and third parties as of December 31, 2014 and 2013, respectively.

The notes receivable balances are classified separately between current and long-term notes in the consolidated balance sheets.  The current and long-term balances of our notes receivables as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Notes receivable from independent contractors	$1,554	$503
Notes receivable from third parties	3,882	4,630
Gross notes receivable	5,436	5,133
Allowance for doubtful notes receivable	(351)	(312)
Total notes receivable, net of allowance	$5,085	$4,821

Current portion, net of allowance	1,020	774
Long-term portion	$4,065	$4,047

Assets Held for Sale - The Company had $23.2 million and $16.5 million of revenue equipment not being utilized in operations, which is classified as assets held for sale, as of December 31, 2014 and 2013, respectively.  Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs and are not subject to depreciation.  The Company periodically reviews the carrying value of these assets for possible impairment.  No impairment was recorded in 2014 or 2013.  The Company expects to sell these assets within 12 months.

Other Current Assets - Included in other current assets are inventories of tires, spare parts, and fuel.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Property and equipment is depreciated to estimated salvage values using the straight-line method of depreciation over the following estimated useful lives:

Years
Land improvements	5 - 10
Buildings and improvements	10 - 30
Furniture and fixtures	3 - 10
Shop and service equipment	2 - 10
Revenue equipment	5 - 10
Leasehold improvements	1 - 5

The Company expenses repairs and maintenance as incurred.  For the years ended December 31, 2014, 2013, and 2012, repairs and maintenance expense totaled approximately $30.9 million, $30.5 million, and $30.4 million, respectively.  The expense is included in “Operations and maintenance” expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash and Investments include:

	2014	2013
	(in thousands)
Investment in Transportation Resource Partners (TRP)	$477	$2,035
Investment in Transportation Resource Partners III (TRP III)	5,412	11,440
Restricted Cash and Investments	3,264	3,603
Available-For-Sale Equity Securities	26,884	17,454
Other	1,243	1,662
	$37,280	$36,194

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor. In 2014, the Company received distributions totaling $2.1 million from TRP for the sale of TRP portfolio companies. The proceeds from the sale resulted a $1.6 million gain for the Company, with the remaining proceeds representing a return of investment in TRP. The Company also received additional earn-outs of $467,000 and $216,000 in 2013 and 2012, respectively, for disposed portfolios. The earn-outs are recognized as gains in the year received. The Company also recorded impairment of $1.0 million and $209,000 in 2014 and 2013, respectively, for an other-than-temporary loss on the investments remaining within the TRP portfolio. No impairment was recorded in 2012. No contributions have been made to TRP since 2011. The Company's ownership interest in TRP is approximately 1.9%, with a carrying value of $477,000 and $2.0 million at December 31, 2014 and 2013, respectively.

In the fourth quarter of 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million as of December 31, 2014. The investment in TRP III is accounted for using the equity method. The Company has recorded income of approximately $6.1 million, $669,000, and $261,000 for its investment in TRP III for years ended December 31, 2014, 2013, and 2012, respectively. In 2014, the Company received distributions totaling $12.3 million from TRP III for the sale of TRP III portfolio companies. At December 31, 2014, the investment balance in TRP III was $5.4 million, compared to $11.4 million at December 31, 2013.  The Company's ownership interest was approximately 6.1% as at December 31, 2014.

Restricted Cash and Investments – In connection with the Company's self-insurance program, $3.3 million and $3.6 million have been set aside in escrow accounts to meet statutory requirements as of December 31, 2014 and 2013, respectively.

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

Goodwill & Intangibles, net - Goodwill is not amortized, but it is reviewed for impairment at least annually or more frequently should any of the circumstances listed in ASC 350-20, Goodwill, occur.  The standard permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment test as prescribed in ASC 350-20.  Goodwill is required to be tested for impairment at the reporting unit level utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value of such unit, including goodwill.  No impairment is recognized if the fair value exceeds the carrying value; however, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired.  The amount, if any, of the impairment would then be measured in the second step. In 2014, the Company changed the date of the annual impairment testing to September 30, from December 31. This change did not result in the delay, acceleration or avoidance of an impairment charge. The Company believes this change in accounting principle is preferable because it better aligns with the Company’s annual strategic and planning process and alleviates administrative burden during the year-end reporting period. This change to the annual goodwill impairment testing was applied prospectively and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impractical to do so because retrospective application would have required the application of significant estimates and assumptions without use of hindsight.  The Company completed this annual test as of  both December 31, 2013, and September 30, 2014, and no adjustment for impairment was determined to be necessary.  The Company has no accumulated goodwill impairment loss from prior years.

In conjunction with the acquisition of Roads West  in 2006, the basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill.  Under this circumstance, ASC 740, Income Taxes, requires that the goodwill be separated into two components for the acquisitions before the adoption of ASC 805, Business Combination.  The first component is equivalent to book goodwill, and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established.  The second component is the excess tax goodwill over the book goodwill, for which no deferred taxes are recognized.  The tax benefit from the recognition of the amortization of the second component on the tax return is treated as a reduction in the book basis of goodwill.  The finite lived intangible portion was amortized using the straight-line method over a five-year period, and was fully amortized as of December 31, 2011.

The changes in the carrying amounts of goodwill were as follows:

	2014	2013
	(in thousands)
Goodwill at beginning of period	$10,257	$10,276
Acquisition	36,835	-
Amortization relating to deferred tax assets	(25)	(19)
Goodwill at end of period	$47,067	$10,257

In conjunction with the acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”), identifiable intangible assets subject to amortization were recorded at fair value at the acquisition date totaling $3.7 million, and is being amortized over a weighted average amortization period of 7.6 years. Amortization expense associated with these intangible assets from the date of acquisition to December 31, 2014 was $0.1 million and was included in depreciation and amortization in the consolidated statement of income. Future amortization expense for intangible assets is estimated at $0.5 million for 2015 through 2019. The balance of intangible assets in the consolidated balance sheet is $3.6 million at December 31, 2014. The Company did not have any intangible assets subject to amortization as of December 31, 2013.

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

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, the Company accounts for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors on a gross basis.  The Company is the primary obligor in the arrangements, the Company has the ability to establish prices, the Company has discretion in selecting the independent contractor or other third-party that will perform the service, the Company has the risk of loss in the event of cargo claims, and the Company bears credit risk with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services the Company arranges in connection with Brokerage and Intermodal activities and to independent contractor providers of revenue equipment are classified as purchased transportation expense.

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

Financial Instruments - The Company's financial instruments include cash equivalents, investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable and long-term debt.  Due to the short-term nature of cash equivalents, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value.  Available-for-sale and trading securities consist of marketable equity and debt securities stated at fair value. Due to the variable interest rate, the fair value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable.  Revenue for the Company's three largest customers accounted for approximately 11.7%, 11.0% and 10.0% of the total revenue for the years ended 2014, 2013 and 2012, respectively.  As of December 31, 2014, balances due from the three largest customers account for approximately 6.7% of the total trade receivable balance compared to 6.5% as of December 31, 2013.  Revenue from the Company's single largest customer represented approximately 4.3% of total revenue for the year ended December 31, 2014, and approximately 4.0% for the years ended 2013, and 2012.  The balance due from the single largest customer accounts for approximately 3.2% of the total trade receivable balance as of December 31, 2014, compared to 1.2% as of December 31, 2013.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2014, 2013, and 2012 are as follows (in thousands, except per share data):

	2014			2013			2012
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$102,862	80,947	$1.27	$69,282	79,994	$0.87	$64,117	79,673	$0.80
Effect of stock options & restricted stock	-	1,095		-	336		-	327
Diluted EPS	$102,862	82,042	$1.25	$69,282	80,330	$0.86	$64,117	80,000	$0.80

Certain shares of options, restricted stock units, and performance restricted stock units (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in few shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method. A summary of those shares for the years ended December 31, 2014, 2013, and 2012, respectively, is as follows:

	2014	2013	2012
Number of anti-dilutive shares	232,803	1,917,020	1,926,298

New Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The amendments are effective as of January 1, 2017 and we are currently evaluating this standard and our existing revenue recognition policies to determine which of our customer arrangements in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption of this standard.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2014 and December 31, 2013.

			Level One		Level Two		Level Three
	Balance at December 31, 2014	Balance at December 31, 2013	Balance at December 31, 2014	Balance at December 31, 2013	Balance at December 31, 2014	Balance at December 31, 2013	Balance at December 31, 2014	Balance at December 31, 2013
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$26,884	$17,454	$26,884	$17,454	-	-	-	-
Restricted cash and investments:
Money market funds	$1,027	$1,371	$1,027	$1,371	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,237	$2,232	-	-	$2,237	$2,232	-	-

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

The following table shows the Company’s realized gains during the years ended December 31, 2014, 2013, and 2012, on certain securities that were held as available-for-sale. The cost of securities sold is based on the specific identification method and included in “Other income” in the accompanying consolidated statements of income.

	December 31,
	2014	2013	2012
	(in thousands)
Sales proceeds	$6,355	$8,782	$112
Cost of securities sold	3,190	6,857	51
Realized gain	$3,165	$1,925	$61

Realized gains, net of taxes	$1,932	$1,189	$38

As of December 31, 2014, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying consolidated balance sheets, was approximately $26.9 million, including gross unrealized gains of approximately $20.0 million, or $12.2 million (net of tax). As of December 31, 2013, our available-for-sale investment balance was approximately $17.5 million, including gross unrealized gains of approximately $7.4 million, or $4.6 million (net of tax). The cost basis of these investments at December 31, 2014, and 2013, is approximately $6.9 million and $10.1 million, respectively.

3.           Line of Credit and Long-Term Debt

The Company maintained a revolving line of credit with Wells Fargo Bank, which permitted revolving borrowings and letters of credit.  Previously, the line of credit had been maintained at $150.0 million with interest at either the prime rate, or LIBOR plus 0.625%.  In October 21, 2013, the Company increased this limit to $300.0 million, and going forward it will bear interest at either the prime rate or LIBOR plus 0.750%, determined at the time of borrowing.  In the first quarter of 2015, the Company modified the loan agreement to extend the maturity date of the revolving line of credit to December 1, 2017. The Company had $134.4 million and $38.0 million outstanding under the line of credit as of December 31, 2014 and 2013, respectively.  The weighted average variable annual percentage rate ("APR") for amounts borrowed in 2014 was 0.91%, and 0.84% for amounts borrowed in 2013.  Borrowing under the line of credit is recorded in the "Long-term debt" line of the consolidated balance sheets.  In connection with our self-insurance program, as of December 31, 2014, the Company also utilized $24.3 million of the line of credit for letters of credit issued to various regulatory authorities.  Considering the increase in the line of credit limit noted above, the Company has $141.3 million available for future borrowings.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable annual percentage rate ("APR") for the year ended December 31, 2014 was 1.31%, and 1.04% for the year ended December 31, 2013. We borrowed approximately $112.0 million from our line of credit in connection with an acquisition on October 1, 2014. See Note 12 for additional information with respect to this acquisition. The Company is obligated to comply with certain financial and other covenants under the line of credit agreement and was in compliance with such covenants at December 31, 2014.

4.           Income Taxes

Income tax expense consists of the following (in thousands):

	2014	2013	2012
Current income taxes:
Federal	$42,101	$46,445	$42,280
State	8,648	5,573	4,709
	50,749	52,018	46,989
Deferred income taxes:
Federal	12,644	(5,520)	(2,403)
State	4,416	182	428
	17,060	(5,338)	(1,975)
	$67,809	$46,680	$45,014

The effective income tax rate is different than the amount that would be computed by applying statutory corporate income tax rates to income before income taxes.  The differences are summarized as follows (in thousands):

	2014	2013	2012
Tax at the statutory rate (35%)	$60,141	$40,846	$38,422
State income taxes, net of federal benefit	8,492	3,804	3,489
Nondeductible driver per diem	1,885	1,807	1,989
Other, net	(2,709)	223	1,114
	$67,809	$46,680	$45,014

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Short-term deferred tax assets (liabilities):
Claims accrual	$6,322	$2,460
Stock options	-	2,254
Investments	(2,066)	-
Prepaid expenses deducted for tax purposes	(2,952)	(2,237)
Other, net	1,883	882
Short-term deferred tax assets, net	$3,187	$3,359

Long-term deferred tax liabilities (assets):
Property and equipment depreciation	$161,209	$143,488
Claims accrual	(4,482)	(984)
Stock options	(2,847)	-
Investments	7,807	-
Other, net	320	-
Long-term deferred liabilities, net	$162,007	$142,504

For the years ended December 31, 2014, 2013, and 2012, the Company does not have any uncertain tax positions, nor any unrecognized tax benefits based upon an analysis of the Company's historic and future tax positions.  There are no tax uncertainties for which it is reasonably possible an amount of unrecognized tax benefit should be recognized.  Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC Topic 740.

The Company files federal and state income tax returns with varying statutes of limitations.  The 2011 through 2014 tax years generally remain subject to examination by the federal authority, and the 2010 through 2014 tax years generally remain subject to examination by state tax authorities.  The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's purchase commitments for 2015 total $191.3 million, which primarily consists of revenue equipment, net of equipment trade-ins from contracted vendors, and a carry forward of approximately $12.8 million from 2014 contracts.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to the scheduled production.

b.           Investment Commitments

The Company's commitment to invest in TRP is $5.5 million.  The Company's commitment to invest in TRP III is $15.0 million.  As of December 31, 2014, the Company has contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million as of December 31, 2014.

c.           Operating Leases

The Company periodically leases revenue equipment, certain service center building facilities, and communication equipment under non-cancelable operating leases.  The Company also has operating leases for trailer storage.  Operating lease expense under operating leases was approximately $2.8 million, $2.2 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.  Operating lease expense is included as an operating expense under "Miscellaneous operating expenses" in the consolidated statements of income.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Year Ending December 31,	Amount (in thousands)
2015	$2,928
2016	2,679
2017	2,699
2018	1,362
Total	$9,668

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

The Company also maintains excess coverage for employee medical expenses and hospitalization.  The self- retention amount for employee medical health was $225,000 per claimant for 2014 and 2013, and will remain this amount for 2015.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Auto reserves	$18,075	$15,432
Workers' compensation reserves	8,728	6,479
Employee medical reserves	3,234	2,594
Total reserves	$30,037	$24,505

Current portion	$18,532	$15,616
Long-term portion	$11,505	$8,889

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Beginning Balance	$24,505	$26,232
Acquisition(1)	3,209	-
Provisions recorded	49,135	43,797
Claims paid and direct expenses	(46,812)	(45,524)
Total reserves	$30,037	$24,505

(1)	Addition to claims reserve following acquisition of Barr-Nunn.

The provision recorded for the year ended December 31, 2014 is comprised of $30.9 million for insurance and claims expense, which is included in the "Insurance and claims" line of the consolidated statements of income, $7.8 million for workers' compensation expense~~,~~ and $10.4 million for medical expense, both of which are included in the "Salaries, wages and benefits" line of the consolidated statements of income.  The provision recorded for the year ended December 31, 2013 is comprised of $29.1 million for insurance and claims expense, $5.5 million for workers' compensation expense, and $9.2 million for medical expense.

7.           Related Party Transactions

We have provided general business loans to US West Agriculture Exporters, LLC, ("USW") a company that transacted business with our drayage operation, and in which Larry Knight is a 33% owner. Larry Knight is an employee of the Company and the brother of Kevin Knight and Keith Knight, our former Chief Executive Officer and former Chief Operating Officer, respectively. The loan balance including interest due from USW at December 31, 2013, was approximately $748,000, for which the Company received full payment during the first quarter in 2014. The principal loan and interest balance was recorded in "Related party notes and interest receivable" on our consolidated balance sheets.

8.           Shareholders' Equity

During 2014, 2013, and 2012, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares.  The table below reflects this activity for the years as presented.

	2014	2013	2012
Annual director fees paid through stock issuance	$200,484	$167,946	$148,437
Shares of common stock issued	8,828	9,885	9,040
Dividends paid per common share	$0.24	$0.24	$0.74

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

The 2012 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to each grant and the terms and conditions of each grant, subject to the general limitations of the 2012 Plan, but in any calendar year, no single grant may exceed 650,000 shares.  The Compensation Committee may award incentive stock options, non-qualified stock options, restricted stock grants, restricted stock units, performance based restricted stock units, or stock appreciation rights to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the "Code") and are subject to restrictions within the Code.  Vesting schedules for grants are set by the Compensation Committee and vary according to the goals of the grant.  Grants, including stock options, must be granted with exercise price equal to the fair market value, determined by the closing price of the stock on the date the grant is made, as reported by the New York Stock Exchange.  The exercise price of stock options granted may not be modified.  Most stock options granted by the Company cannot be exercised until at least one (1) year after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement.  The 2012 Plan reserves 4 million shares for the grant of equity compensation awards, of which 200,000 shares are reserved for issuance to outside directors.  The 2012 Plan will terminate on May 16, 2022.

For the periods presented in these consolidated financial statements, the Company’s independent directors have received annual compensation that is payable 50% in cash and 50% in common stock.  In first quarter of 2015 the Compensation Committee adopted a new Directors Equity Grant Policy under the 2012 Plan, pursuant to which directors will be permitted to receive their annual director compensation as follows: (i) 50% of the director’s annual fee in cash and 50% of the director’s annual fee in stock grants; or (ii) in additional stock grants in round increments of 10% in excess of 50% of the director’s annual fee through the issuance of stock grants; or (iii) 100% in stock grants.  Stock grants may be made either as grants of restricted stock or as restricted stock units.  The Directors Equity Grant Policy is consistent with compensation grants made to directors under the 2012 Plan.  The Directors Equity Grant Policy is effective March 1, 2015.

Stock-based compensation charges were approximately $4.5 million, $2.8 million, and $6.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, which reduced income from operations accordingly.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2012, the Compensation Committee of the Board of Directors approved the accelerated vesting of certain stock options issued prior to 2009, resulting in approximately $4.0 million of pre-tax stock compensation expense ($3.9 million after tax) in that year.

The Company received $24.4 million, $4.3 million, and $3.6 million in cash from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements was approximately $5.3 million for the year ended December 31, 2014, zero for the year ended December 31, 2013, and approximately $30,000 for the year ended December 31, 2012.  This tax benefit also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount for all years presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2014	2013	2012
Dividend yield(1)	1.06%	1.54%	N/A
Expected volatility(2)	28.01%	24.92%	N/A
Risk-free interest rate(3)	0.82%	0.34%	N/A
Expected terms(4)	2.74 years	2.74 years	N/A
Weighted average fair value of options granted	$3.96	$2.25	N/A

(1)	The dividend yield is based on the Company's historical experience and future expectation of dividend payouts.
(2)	The Company analyzed the volatility of its stock using historical data for the past five years to through the end of the most recent period to estimate expected volatility.
(3)	The risk-free interest rate assumption is based on U.S. Treasury securities at a constant maturity with a maturity period that most closely resembles the expected term of the stock option award.
(4)	The expected terms of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on historical exercise behavior.

As of December 31, 2014, there was approximately $1.9 million of unrecognized compensation cost related to stock option compensation awards. That cost is expected to be recognized over a weighted-average period of 1.9 years, and a total period of 4.0 years.

A summary of the award activity for the years ended December 31, 2014, 2013, and 2012 is presented below:

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,374,846	$16.26	3,424,806	$15.99	3,823,585	$15.80
Granted	399,550	22.74	429,800	15.62	-	$0.00
Exercised	(1,551,400)	15.73	(345,302)	12.60	(281,993)	$12.85
Forfeited and Expired	(80,025)	17.90	(134,458)	16.78	(116,786)	$17.13

Outstanding at end of year	2,142,971	17.80	3,374,846	16.26	3,424,806	$15.99

Vested and exercisable at end of year	1,383,888	16.86	2,828,365	16.27	3,174,843	$15.86

Weighted average fair value of options granted during the period		3.96		2.25		N/A

As of December 31, 2014, the number of options that were currently vested and expected to become vested was 2,083,959.  These options have a weighted-average exercise price of $17.72, a weighted-average contractual remaining term of 2.9 years, and an aggregate intrinsic value of $33.2 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2014:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$12.63 - 14.73	54,995	0.58	$14.40	52,395	$14.45
$14.74 - 16.83	834,187	2.62	$15.41	540,854	$15.32
$16.84 - 18.94	854,289	2.90	$18.10	770,889	$18.01
$18.95 - 33.27	399,500	4.10	$22.60	19,750	$20.21
Overall Total	2,142,971	2.95	$17.80	1,383,888	$17.21

The total intrinsic value of options exercised during the twelve-month period was $17.8 million, $1.5 million, and $1.3 million in 2014, 2013, and 2012, respectively.  Based on the market price as of December 31, 2014, the intrinsic value of options outstanding as of December 31, 2014 was approximately $34.0 million, and the intrinsic value of options exercisable for the same period was approximately $23.2 million.  The weighted average remaining contractual life as of December 31, 2014 for vested and exercisable options is 2.3 years.

Since 2009, the Company has issued restricted stock units (“RSUs”) to its employees.  The Company's RSU program consists of service based awards that vest gradually over a period ranging from 5 to 13 years.  In 2012, the Company issued 41,000 RSUs with a market value of $16.76 per share based on the closing market price on the date of issuance.  In 2013, the Company issued 183,111 RSUs with a market value ranging from $15.62 to $17.87 per share based on the closing market price on the date of issuance.  In 2014, the Company issued 17,017 RSUs with a market value ranging from $22.61 to $33.27 per share based on the closing market price on the date of issuance. Stock compensation expense for these RSUs is being amortized using the straight-line method over the requisite service period.  As of December 31, 2014, the Company had approximately $13.6 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 4.0 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock.  Accrued dividends are paid to recipients as the RSUs vest.  Accrued dividends are forfeited if RSUs are canceled or terminated.  Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1
Unvested at January1,	1,213,698	$16.04	1,210,532	$16.04	1,325,817	$16.01
Granted	17,017	$27.63	183,111	$15.95	41,000	$16.76
Vested	(128,659)	$16.07	(130,265)	$16.01	(114,605)	$16.00
Forfeited and Expired	(28,510)	$16.23	(49,680)	$15.75	(41,680)	$15.97

Outstanding (unvested) at end of year	1,073,546	$16.22	1,213,698	$16.04	1,210,532	$16.04

Beginning in 2014, we issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

During 2014 we granted 181,112 PRSUs. The performance measurement period for this award is January 1, 2014 to December 31, 2016. This award will vest January 31, 2018, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

Year Ended December 31, 2014
Dividend yield(1)	1.06%
Expected volatility(2)	26.11%
Average peer volatility(2)	36.01%
Average peer correlation coefficient(3)	0.5796
Risk-free interest rate(4)	0.66%
Expected term(5)	2.80
Weighted average fair value of PRSUs granted	$23.85

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

Our policy is to recognize compensation cost on a straight-line basis over the requisite service period.

As of December 31, 2014, there was $3.4 million of unrecognized compensation cost related to performance awards.  That cost is expected to be recognized over a weighted-average period and total period of 3.1 years.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 19 years of age or older and have completed one year of service with the Company.  Beginning in January 2015, all employees 18 years or older and who have completed six months of service will be eligible to participate in the Plan. The Plan provides for a mandatory matching contribution equal to 50% of the amount of the employee's salary deduction not to exceed $1,000 annually per employee; this limit was increased in 2014 from $850 in 2013.  The limit of the mandatory matching contribution for 2015 has been increased to the amount of employee’s salary deductions not to exceed $1,150. The Plan also provides for a discretionary matching contribution.  In 2014, 2013, and 2012, there were no discretionary contributions.  Employees' rights to employer contributions vest after five years from their date of employment.  The Company's mandatory matching contribution was approximately $451,000, $326,000, and $266,000 in 2014, 2013, and 2012, respectively.

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

No shares have been repurchased under the share repurchase program during the years ended December 31, 2014, 2013, and 2012.  As of December 31, 2014, there were 7,438,556 shares remaining for future purchases under the repurchase program.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

11.           Segment Information

The Company has two operating segments:  (i) the Trucking segment comprised of three operating units (Dry Van, Refrigerated, and Drayage), and (ii) the Logistics segment comprised of two operating units (Brokerage and Intermodal). The Company also provides logistics, freight management and other non-trucking services through its Logistics businesses. Through its Trucking and Logistics segment capabilities, the Company is able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

Prior to fourth quarter 2013, the Company aggregated the Trucking and Logistics segments in accordance with relevant accounting guidance regarding segment reporting.  Based on the Company's 2013 evaluation, the Company concluded that because of evolving events and changes to its business, that separate segment reporting of the Company's Trucking business and Logistics business is appropriate.

The Company, in determining its reportable operating segments, focuses on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to the Company's operations.

The Company's operating segments provide transportation and related services for one another.  Such services are billed at cost, and no profit is earned.  Such intersegment revenues and expenses are eliminated in the Company's consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2014, 2013, and 2012.

	2014		2013		2012
Revenues:	$	%	$	%	$	%
Trucking Segment	$892,124	80.9%	$822,188	84.8%	$836,357	89.3%
Logistics Segment	214,378	19.4	151,194	15.6	105,794	11.3
Subtotal	1,106,502		973,382		942,151
Intersegment Eliminations Trucking	(65)	0.0	(120)	0.0	(112)	0.0
Intersegment Eliminations Logistics	(4,105)	(0.3)	(4,025)	(0.4)	(6,003)	(0.6)
Total	$1,102,332	100%	$969,237	100%	$936,036	100%

Operating Income:
Trucking Segment	$147,424	90.6%	$106,167	93.2%	$103,013	95.1%
Logistics Segment	15,298	9.4	7,742	6.8	5,254	4.9
Total	$162,722	100%	$113,909	100%	$108,267	100%

Trucking Segment Information

The Trucking units operate large modern company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Trucking services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

The primary measurement the Company uses to evaluate the profitability of the Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in the Company's industry (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  The Company believes the second method allows them to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis.

GAAP Presentation:	2014		2013		2012
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$892,124		$822,188		$836,357
Operating expenses	744,700	83.5	716,021	87.1	733,344	87.7
Operating income	$147,424		$106,167		$103,013

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

Non-GAAP Presentation(1):	2014		2013		2012
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$892,124		$822,188		$836,357
Less: Trucking fuel surcharge revenue	(176,347)		(177,386)		(183,885)
Less: Intersegment transactions	(65)		(120)		(112)
Revenue, net of fuel surcharge and intersegment transactions	715,712		644,682		652,360
Operating expenses	744,700		716,021		733,344
Less: Trucking fuel surcharge revenue	(176,347)		(177,386)		(183,885)
Less: Intersegment transactions	(65)		(120)		(112)
Operating expenses, net of fuel surcharge and intersegment transactions	568,288	79.4	538,515	83.5	549,347	84.2
Operating income	$147,424		$106,167		$103,013

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

The Company's Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking Segment was approximately $88.2 million, $81.0 million, and 79.7 million in 2014, 2013, and 2012, respectively.

Logistics Segment Information

Logistics revenue is generated primarily by the Brokerage and Intermodal operating units, which charges a predetermined rate per mile or per load for arranging freight transportation for its customers. The Company also provides logistics, freight management and other non-trucking services through its Logistics business.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics revenue is mainly affected by the rates the Company is able to negotiate with clients, the freight volumes that are shipped through third-party capacity providers and the Company's ability to secure qualified third-party capacity providers to transport customer freight.  This segment has seen continued growth in the number of shipments serviced by the Brokerage and Intermodal operating units, and contributed to the improved productivity and revenue realized in 2014.

The following table sets forth the Logistics segment revenue, other operating expenses, and operating income.

	2014		2013		2012
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$214,378		$151,194		$105,794
Other operating expense	199,080	92.9	143,452	94.9	100,540	95.0
Operating income	$15,298		$7,742		$5,254

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions.

	2014		2013		2012
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$214,378		$151,194		$105,794
Less: Intersegment transactions	(4,105)		(4,025)		(6,003)
Revenue excluding intersegment transactions	210,273		147,169		99,791
Operating expenses	199,080		143,452		100,540
Less: Intersegment transactions	(4,105)		(4,025)		(6,003)
Operating expenses excluding intersegment transactions	194,975	92.7	139,427	94.7	94,537	94.7
Operating income	$15,298		$7,742		$5,254

The Company primarily measures the Logistics segment's profitability by reviewing the gross margin percentage (revenue, less purchased transportation expense, expressed as a percentage of revenue) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  The Company's third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and the operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for the Company's Brokerage and Intermodal businesses.

	2014	2013	2012
Combined Brokerage and Intermodal gross margin percent(1)	15.0%	12.5%	13.2%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

The Company's Logistics segment does not require significant capital expenditures and is not asset-intensive like the Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which totaled to approximately $4.7 million, $5.1 million, and $5.3 million in 2014, 2013, and 2012, respectively.

No segmental asset information is provided as the company does not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 12. Acquisition of Barr-Nunn Transportation, Inc.

On October 1, 2014, the Company entered into a Stock Purchase Agreement for the purchase of 100% of the outstanding stock of Barr-Nunn Transportation, Inc., and certain of its affiliates (“Barr-Nunn”).

Barr-Nunn is a transportation services carrier headquartered near Des Moines, Iowa, offering dry van truckload transportation and logistics services, with its primary operating territory in the eastern United States.

Barr-Nunn had an enterprise value at closing of approximately $112.4 million (before the potential earn-out payment discussed below).  At closing, the Company paid approximately $111.2 million of total consideration for the stock and certain real estate, which was paid in cash and funded through borrowing under the Company’s line of credit on the date of the transaction. The purchase price was adjusted in December 2014 pursuant to a customary working capital adjustment, which produced a credit of approximately $0.7 million to the Company, resulting in  total consideration paid of  $110.5 million, which remains subject to customary adjustments. The transaction also provides for a potential one-time earn-out payment of up to $3.5 million, subject to achievement of an operating income target for Barr-Nunn for the four fiscal quarters after closing and retention of key personnel. The Stock Purchase Agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date.

The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $8.0 million of the purchase price was placed in escrow to secure the Sellers' indemnification obligations.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 12.0% of consolidated total assets as of December 31, 2014, and 3.0% of total revenue for 2014, and 3.8% of net income for 2014. The Company recorded approximately $429,000 of acquisition related expenses, which are included within “Miscellaneous operating expenses” in the consolidated statement of income for the year ended December 31, 2014.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2014, 2013, and 2012 assume that the acquisition of Barr-Nunn occurred as of January 1, 2012.

	(Unaudited)
	Years ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Total revenue	$1,192,745	$1,087,790	$1,052,711
Net income	109,787	78,274	72,376

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is provided in the tables below. The final purchase price allocation was subject to a post-closing working capital adjustment, and remains subject to earn-out amounts achieved (if any) and other adjustments. The goodwill recognized represents expected synergies from combining the operations of the Company with Barr-Nunn, including enhanced service offerings and sharing best practices in terms of driver recruiting and retention, as well as other intangible assets that did not meet the criteria for separate recognition. All tax goodwill recognized in the transaction is deductible for tax purposes over 15 years, and no deferred taxes were recorded.

ALLOCATION OF PURCHASE PRICE	(in thousands)
Total fair value of consideration transferred		$110,517
Allocated to:
Historical book value of Barr-Nunn’s assets and liabilities (excluding cash)	$71,656
Adjustments to recognize assets and liabilities at acquisition-date fair value:
Property, and equipment	3,349
Liabilities	(5,023)
Fair value of tangible net assets acquired		69,982
Identifiable intangibles at acquisition-date fair value		3,700
Excess of consideration transferred over the net amount of assets and liabilities recognized, including $3.5 million attributable to the fair value of a potential earn-out obligation (goodwill)		$36,835

Excess of consideration transferred over the net amount of assets and liabilities recognized (goodwill) is still subject to final purchase price adjustment related to earn-out amounts achieved (if any) and other adjustments.

The assets and liabilities associated with Barr-Nunn were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)
Trade receivables	$11,380
Other current assets	2,316
Property and equipment	68,444
Goodwill	36,835
Intangible assets	3,700
Total assets	122,675
Accounts payable	(3,311)
Accrued liabilities	(5,638)
Claims accruals	(3,209)
Total consideration transferred	$110,517

TOTAL PURCHASE PRICE CONSIDERATION	(in thousands)
Cash paid pursuant to Stock Purchase and Real Estate Agreements	$110,517

The Stock Purchase Agreement also provides for a potential one-time earn-out payment of up to $3.5 million, contingent upon achievement of an operating income target for Barr-Nunn and retention of key personnel for the four fiscal quarters ending September 30, 2015. This contingent liability was estimated as of the date of the transaction and has been included in the adjustments to liabilities at the transaction-date fair value recorded. The fair value of the contingent liability is subject to change based on actual results of Barr-Nunn over the four fiscal quarters ending September 30, 2015.

13.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2014 and 2013 (amount in thousands, except per share data):

	2014
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$205,596	$218,908	$227,829	$273,653
Income from operations	$31,250	$38,899	$39,791	$52,782
Net income attributable to Knight	$19,064	$25,761	$25,100	$32,938
Earnings per common share:
Basic	$0.24	$0.32	$0.31	$0.40
Diluted	$0.23	$0.31	$0.31	$0.40

	2013
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$189,600	$200,104	$195,847	$206,300
Income from operations	$25,544	$31,925	$24,274	$32,165
Net income attributable to Knight	$15,183	$18,939	$15,059	$20,101
Earnings per common share:
Basic	$0.19	$0.24	$0.19	$0.25
Diluted	$0.19	$0.24	$0.19	$0.25

The Company acquired 100% of the outstanding stock of Barr-Nunn on October 1, 2014 and therefore the operating results of the Company for the fourth quarter of 2014 includes the operating results of Barr-Nunn for the period of October 1, 2014 to December 31, 2014.

14.           Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K for disclosure. No events occurred requiring disclosure.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Other Accounts(1)	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2014	$2,409	$1,309	$146	$(509)	$3,355
Year ended December 31, 2013	$1,917	$952	-	$(460)	$2,409
Year ended December 31, 2012	$1,651	$931	-	$(665)	$1,917

	Balance at Beginning of Period	Provision for Credit Losses	Other Accounts	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2014	$312	$42	-	$(3)	$351
Year ended December 31, 2013	$291	$55	-	$(34)	$312
Year ended December 31, 2012	$416	$(48)	-	$(77)	$291

(1)	Addition to allowance for doubtful accounts following acquisition of Barr-Nunn.

EXHIBIT INDEX

Exhibit Number	Descriptions

2.1*
Stock Purchase Agreement, by and among Knight Transportation, Inc., Barr-Nunn Enterprises, Ltd., Barr-Nunn Transportation, Inc., Barr-Nunn Logistics, Inc., Sturgeon Equipment, Inc., and Jane E. Sturgeon, in her capacity as Seller's Representative, dated October 1, 2014.

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

10.3 †	Knight Transportation, Inc. 2005 Executive Cash Bonus Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed December 1, 2005.)
10.4 †	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
10.5 †	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.6 †	Form of Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.7 †	Form of Restricted Stock Unit Grant Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the period ended December 31, 2012.)
10.8 †	Knight Transportation, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
10.9
Amended and Restated Credit Agreement, between Knight Transportation, Inc., and Wells Fargo Bank, National Association, dated October 21, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2013 and filed on October 23, 2013.)

21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
31.1 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
31.2 *	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.