Form 10-Q
period 2015-03-31
KNIGHT TRANSPORTATION INC
filed 2015-05-11
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
[  ]  Yes   [X] No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2015, was 82,276,835 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$18,838	$17,066
Trade receivables, net of allowance for doubtful accounts of $2,819 and $3,355, respectively	133,380	143,531
Notes receivable, net of allowance for doubtful notes receivable of $355 and $351, respectively	921	1,020
Prepaid expenses	17,770	17,423
Assets held for sale	17,731	23,248
Other current assets	12,677	13,345
Income tax receivable	289	19,432
Current deferred tax assets	4,064	3,187
Total current assets	205,670	238,252

Property and Equipment:
Revenue equipment	817,462	803,410
Land and land improvements	52,575	52,531
Buildings and building improvements	126,702	125,492
Furniture and fixtures	17,968	17,322
Shop and service equipment	16,762	16,653
Leasehold improvements	3,045	3,037
Gross property and equipment	1,034,514	1,018,445
Less: accumulated depreciation and amortization	(279,334)	(266,399)
Property and equipment, net	755,180	752,046
Notes receivable, long-term	4,207	4,065
Goodwill	47,063	47,067
Intangible assets, net	3,450	3,575
Other long-term assets, restricted cash and investments	36,074	37,280
Total long-term assets	845,974	844,033
Total assets	$1,051,644	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	March 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,276	$19,122
Accrued payroll and purchased transportation	22,852	34,127
Accrued liabilities	22,063	20,604
Claims accrual – current portion	19,304	18,532
Dividend payable – current portion	297	200
Total current liabilities	91,792	92,585

Long-term Liabilities:
Claims accrual – long-term portion	12,053	11,505
Long-term dividend payable and other liabilities	2,156	2,513
Deferred tax liabilities	157,086	162,007
Long-term debt	78,400	134,400
Total long-term liabilities	249,695	310,425

Total liabilities	341,487	403,010

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 82,253 and 81,842 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	823	818
Additional paid-in capital	194,723	185,184
Accumulated other comprehensive income	10,532	12,231
Retained earnings	502,501	479,527

Total Knight Transportation shareholders' equity	708,579	677,760
Noncontrolling interest	1,578	1,515
Total shareholders’ equity	710,157	679,275

Total liabilities and shareholders' equity	$1,051,644	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Revenue, before fuel surcharge	$257,214	$205,596
Fuel surcharge	33,067	43,567
Total revenue	290,281	249,163

OPERATING EXPENSES:
Salaries, wages and benefits	80,026	60,733
Fuel	38,089	52,009
Operations and maintenance	20,128	17,020
Insurance and claims	8,933	7,422
Operating taxes and licenses	5,855	4,065
Communications	1,140	1,279
Depreciation and amortization	27,160	21,788
Purchased transportation	59,545	51,969
Miscellaneous operating expenses	3,101	1,628
Total operating expenses	243,977	217,913

Income from operations	46,304	31,250

Interest income	132	114
Interest expense	(283)	(117)
Other income	2,464	866
Income before income taxes	48,617	32,113

Income tax expense	18,675	12,780
Net income	29,942	19,333

Net income attributable to noncontrolling interest	(379)	(269)
Net income attributable to Knight Transportation	$29,563	$19,064

Basic Earnings Per Share	$0.36	$0.24
Diluted Earnings Per Share	$0.36	$0.23

Weighted Average Shares Outstanding – Basic	82,025	80,501

Weighted Average Shares Outstanding – Diluted	83,192	81,336

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$29,942	$19,333
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(1,438)	-
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	(261)	1,080
Comprehensive income	$28,243	$20,413
Comprehensive income attributable to noncontrolling interest	(379)	(269)
Comprehensive income attributable to Knight Transportation	$27,864	$20,144

(1)	Net of current income taxes of $(908), and $0, respectively.
(2)	Net of deferred income taxes of $(243), and $668, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$29,942	$19,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,160	21,788
Gain on sale of equipment	(4,690)	(4,305)
Gain from sale of available-for-sale securities	(2,346)	-
Income from investment in Transportation Resource Partners III	(117)	(866)
Provision for doubtful accounts and notes receivable	605	282
Excess tax benefits related to stock-based compensation	(2,481)	(497)
Stock-based compensation expense, net	2,153	837
Deferred income taxes	(4,648)	(6,718)

Changes in operating assets and liabilities:
Trade receivables	9,563	(6,884)
Other current assets	668	1,518
Prepaid expenses	(347)	(2,758)
Income tax receivable	19,143	-
Other long-term assets	(2,366)	454
Accounts payable	(6,348)	(2,196)
Accrued liabilities and claims accrual	(7,619)	16,499

Net cash provided by operating activities	58,272	36,487

Cash Flows From Investing Activities:
Purchases of property and equipment	(26,715)	(29,173)
Proceeds from sale of equipment/assets held for sale	20,957	23,447
Proceeds from notes receivable	237	347
Proceeds from related party notes receivable	-	748
Change in restricted cash and investments	(15)	(15)
Proceeds from sale of available-for-sale securities	3,146	-
Investment activity in Transportation Resource Partners	60	(67)

Net cash used in investing activities	(2,330)	(4,713)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Financing Activities:
Dividends paid	$(5,244)	$(4,986)
Payments on line of credit borrowings, net	(56,000)	(26,000)
Excess tax benefits related to stock-based compensation	2,481	497
Cash distribution to noncontrolling interest holder	(316)	(173)
Proceeds from exercise of stock options	4,909	7,497

Net cash used in financing activities	(54,170)	(23,165)

Net increase in Cash and Cash Equivalents	1,772	8,609
Cash and Cash Equivalents, beginning of period	17,066	992

Cash and Cash Equivalents, end of period	$18,838	$9,601

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$14,514	$3,900
Transfer from property and equipment to assets held for sale	$8,411	$12,560
Financing provided to independent contractors for equipment sold	$285	$133
Net dividend accrued for restricted stock units	$52	$26

Cash flow information:
Income taxes paid	$1,717	$7,699
Interest expense paid	$316	$131

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2.                      Stock-Based Compensation

In May 2012, our shareholders approved the 2012 Equity Compensation Plan. This replaced the stock-based employee compensation plan known as the Knight Transportation, Inc. Amended and Restated 2003 Stock Option and Equity Compensation Plan, as amended and restated in May 2009 (the "2003 Plan").  Grants outstanding under the 2003 Plan will continue in force and effect. Any grants of stock-based compensation after May 18, 2012, are made under the 2012 Equity Compensation Plan.  Stock-based compensation cost for the three months ended March 31, 2015, and 2014, are as follows:

	Three Months Ended March 31, (in thousands)
	2015	2014
Stock compensation expense for options, net of forfeitures	$166	$84
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,987	753
Stock compensation expense	$2,153	$837

Our policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

As of March 31, 2015, we have approximately $1.8 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 1.8 years and a total period of 3.8 years.  We have approximately $13.3 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.9 years and a total period of 7.8 years. We also have approximately $4.7 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period and total period of 2.8 years.

A total of 31,000 stock options were granted during the first three months of 2015 and 394,550 stock options were granted during the first three months of 2014. We received approximately $4.9 million in cash from the exercise of stock options during the three months ended March 31, 2015, compared to $7.5 million for the same period in 2014.

A summary of the option award activity under our equity compensation plan as of March 31, 2015, and changes during the three months is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,142,971	$17.80
Granted	31,000	28.49
Exercised	(305,636)	16.00
Forfeited	(36,373)	18.30
Outstanding as of March 31, 2015	1,831,962	$18.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Three Months Ended March 31,
	2015	2014
Dividend yield (1)	0.84%	1.06%
Expected volatility (2)	25.79%	28.04%
Risk-free interest rate (3)	0.89%	0.82%
Expected term (4)	2.74 years	2.74 years
Weighted-average fair value of options granted	$4.72	$3.97

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 7,700 and 9,000 restricted stock unit awards were granted during the first three months of 2015 and 2014, respectively.  A summary of the restricted stock unit award activity under our equity compensation plan as of March 31, 2015, and changes during the three months is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	1,073,546	$16.22
Granted	7,700	28.49
Vested	(160,908)	16.18
Forfeited	(4,825)	15.54
Unvested as of March 31, 2015	915,513	$16.33

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Beginning in 2014, we issued performance restricted stock units (“PRSUs’) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return, as defined, of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

No PRSUs were granted in the three months ended March 31, 2015, and 181,112 PRSUs were granted in the three months ended March 31, 2014. A summary of the performance restricted stock unit award activity for the three months ended March 31, 2015 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	181,112	$23.85
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested as of March 31, 2015	181,112	$23.85

The performance measurement period for the awards granted in the three months ended March 31, 2014, is January 1, 2014 to December 31, 2016. This award will vest January 31, 2018, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

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

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except for per share data)
Weighted-average common shares outstanding – basic	82,025	80,501
Dilutive effect of stock options and unvested restricted stock units	1,167	835
Weighted-average common shares outstanding – diluted	83,192	81,336

Net income attributable to Knight Transportation	$29,563	$19,064

Basic Earnings Per Share	$0.36	$0.24
Diluted Earnings per Share	$0.36	$0.23

Certain shares of options, restricted stock units, and performance restricted stock units (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended March 31,
	2015	2014
Number of anti-dilutive shares	26,970	273,257

Note 4.                      Segment Information

We have two operating segments:  (i) the Trucking segment comprised of three operating units (Dry Van, Refrigerated, and Drayage), and (ii) the Logistics segment comprised of two operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services through our Logistics businesses. Through our Trucking and Logistics segment capabilities, we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

We, in determining our reportable segments, focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to our operations.

Our segments provide transportation and related services for one another. Such services are billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Revenues:	$	%	$	%
Trucking Segment	$235,290	81.1%	$205,423	82.4%
Logistics Segment	57,848	19.9	44,616	17.9
Subtotal	293,138		250,039
Intersegment Eliminations Trucking	(18)	0.0	(29)	0.0
Intersegment Eliminations Logistics	(2,839)	(1.0)	(847)	(0.3)
Total	$290,281	100%	$249,163	100%

Operating Income:
Trucking Segment	$42,147	91.0%	$29,121	93.2%
Logistics Segment	4,157	9.0	2,129	6.8
Total	$46,304	100%	$31,250	100%

Trucking Segment Information

The Trucking operating units operate large, modern, company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Trucking services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

The primary measurement we use to evaluate the profitability of the Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in our industry (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  The tables below compare operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (amounts in thousands).

GAAP Presentation:	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Trucking Segment	$	%	$	%
Revenue	$235,290		$205,423
Operating expenses	193,143	82.1%	176,302	85.8%
Operating income	$42,147		$29,121

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (amounts in thousands).

Non-GAAP Presentation(1):	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Trucking Segment	$	%	$	%
Revenue	$235,290		$205,423
Less: Trucking fuel surcharge revenue	(33,067)		(43,567)
Less: Intersegment transactions	(18)		(29)
Revenue, net of fuel surcharge and intersegment transactions	202,205		161,827
Operating expenses	193,143		176,302
Less: Trucking fuel surcharge revenue	(33,067)		(43,567)
Less: Intersegment transactions	(18)		(29)
Operating expenses, net of fuel surcharge and intersegment transactions	160,058	79.2%	132,706	82.0%
Operating income	$42,147		$29,121

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking Segment was approximately $26.2 million and $20.6 million for the three months ended March 31, 2015 and 2014, respectively.

Logistics Segment Information

Logistics revenue is generated primarily by the Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for our customers. We also provide logistics, freight management and other non-trucking services through our Logistics business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics   revenue is mainly affected by the rates we are able to negotiate with customers, the freight volumes that are shipped through third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (amounts in thousands).

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Logistics	$	%	$	%
Revenue	$57,848		$44,616
Operating expenses	53,691	92.8%	42,487	95.2%
Operating income	$4,157		$2,129

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (amounts in thousands).

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Logistics	$	%	$	%
Revenue	$57,848		$44,616
Less: Intersegment transactions	(2,839)		(847)
Revenue excluding intersegment transactions	55,009		43,769
Operating expenses	53,691		42,487
Less: Intersegment transactions	(2,839)		(847)
Operating expenses excluding intersegment transactions	50,852	92.4%	41,640	95.1%
Operating income	$4,157		$2,129

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

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Combined Brokerage and Intermodal gross margin percent(1)	16.0%	13.0%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like the Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 5.                      Joint Ventures

In July 2014, we formed an Arizona limited liability company, Kool Trans, LLC, for the purpose of expanding our refrigerated trucking business. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into these consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

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

We are insured against auto liability claims under a self-insured retention ("SIR") policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, we have been responsible for aggregate losses up to $1.5 million.  For the policy period March 1, 2015 to March 1, 2016, and February 1, 2014 to March 1, 2015, the SIR is $2.5 million with no additional responsibility for "aggregate" losses.   We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant.

Based on claims resolved this quarter, and our present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.                      Dividends

On February 19, 2015, we announced a cash dividend of $0.06 per share of our common stock.  The dividend was payable to shareholders of record on March 6, 2015, and was paid on March 26, 2015. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At March 31, 2015 and December 31, 2014, we had approximately $8.0 million and $6.9 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying consolidated balance sheets.

Note 9.                      Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years. The gross carrying amount of these intangible assets at March 31, 2015, and December 31, 2014 was $3.7 million, and the accumulated amortization balance was $0.2 million, and $0.1 million respectively. Amortization expense associated with these intangible assets is included in “Depreciation and amortization” on the accompanying consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.4 million for the remainder of 2015, and $0.5 million for each of the years 2016 through 2019.

The changes in the carrying amount of goodwill, and intangible assets, for the three months ended March 31, 2015, are as follows:

	Goodwill	Intangibles
	In thousands
Balance at December 31, 2014	$47,067	$3,575
Amortization relating to deferred tax assets	(4)	-
Amortization expense	-	(125)
Balance at March 31, 2015	$47,063	$3,450

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized in the three months ended March 31, 2015 or 2014, from TRP investment activity. The carrying value of our investment in TRP was $477,000 at March 31, 2015 and December 31, 2014. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on our accompanying consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of March 31, 2015, we have contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million. Our investment in TRP III is accounted for using the equity method. For the three months ended March 31, 2015, we recorded income of approximately $117,000, for our investment in TRP III, and $866,000 for the three months ended March 31, 2014. The carrying value of our investment in TRP III was $5.5 million and $5.4 million as of March 31, 2015 and December 31, 2014, respectively, and included within "Other long-term assets, restricted cash, and investments" on our accompanying consolidated balance sheets.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity on the accompanying consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings and included in “Other income” on the accompanying consolidated statements of income.

The following table shows the Company’s realized gains during the first three months of 2015 on certain securities that were held as available-for-sale. There were no realized gains or losses in the first three months of 2014.

Three Months Ended March 31,
2015
Realized gain	(in thousands)
Sales proceeds	$3,146
Cost of securities sold	800
Realized gain	$2,346

Realized gains, net of taxes	$1,438

As of March 31, 2015, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying consolidated balance sheets, was approximately $23.2 million, including gross unrealized gains of approximately $17.2 million, or $10.5 million (net of tax). As of December 31, 2014, our available-for-sale investment balance was approximately $26.9 million, including gross unrealized gains of approximately $20.0 million, or $12.2 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the consolidated balance sheets.  Assets held for sale at March 31, 2015 and December 31, 2014, totaled $17.7 million and $23.2 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

Note 13.                      Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. For interim reporting purposes, our income tax provisions are recorded based on the estimated annual effective tax rate. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal and most state tax authorities, and the 2010 through 2014 tax years remain subject to examination by some state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at March 31, 2015 or December 31, 2014.

Note 14.                      Company Share Repurchase Programs

In May 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock. The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions.

No shares were repurchased under the share repurchase program in the three months ended March 31, 2015. As of March 31, 2015, there were 7,438,556 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

Note 15.                      Fair Value Measurements

Our assets and liabilities measured at fair value are based on principles set forth in ASC 820-10, Fair Value Measurements and Disclosure, for recurring and non-recurring fair value measurements of financial and non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. This standard establishes a three-level hierarchy for fair value measurements based upon the significant inputs used to determine fair value.  Observable inputs are those which are obtained from market participants external to us while unobservable inputs are generally developed internally, utilizing management's estimates, assumptions, and specific knowledge of the nature of the assets or liabilities and related markets.  The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2015 and December 31, 2014.

	Total	Total	Level One		Level Two		Level Three
	Balance at March 31, 2015	Balance at December 31, 2014	Balance at March 31, 2015	Balance at December 31, 2014	Balance at March 31, 2015	Balance at December 31, 2014	Balance at March 31, 2015	Balance at December 31, 2014
	(in thousands)
Assets:
Available-for-sale securities:
Equity securities - common shares	$23,235	$26,884	$23,235	$26,884	-	-	-	-
Restricted cash and investments:
Money market funds	$1,159	$1,027	$1,159	$1,027	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,121	$2,237	-	-	$2,121	$2,237	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 20%.

The notes receivable balances are classified separately between current and long-term on the consolidated balance sheets.  The current and long-term balance of our notes receivable at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Notes receivable from independent contractors	$1,337	$1,554
Notes receivable from third parties	4,146	3,882
Gross notes receivable	5,483	5,436
Allowance for doubtful notes receivable	(355)	(351)
Total notes receivable, net of allowance	5,128	5,085

Current portion, net of allowance	921	1,020
Long-term portion	$4,207	$4,065

Note 17.                      Line of Credit

We maintain a revolving line of credit with Wells Fargo Bank, which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million with interest at the prime rate, or LIBOR plus 0.75%, determined by us at the time of borrowing. During the first quarter of 2015, we amended our line of credit to extend the maturity date from October 21, 2016 to December 1, 2017.  We had $78.4 million outstanding under the line of credit as of March 31, 2015, compared to $134.4 million as of December 31, 2014.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the three months ended March 31, 2015 was 0.92%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the consolidated balance sheets.  In connection with our self-insurance program, we also utilized $24.9 million of the line of credit for letters of credit issued to various regulatory authorities as of March 31, 2015.  With the outstanding letters of credit and debt borrowed, we have $196.7 million available for future borrowings as of March 31, 2015.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable annual percentage rate ("APR") for the three months ended March 31, 2015 was 1.09%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at March 31, 2015 and December 31, 2014.

Note 18.                      Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The amendment is effective as of January 1, 2016, and we do not expect it to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The amendments are effective as of January 1, 2017, and we are currently evaluating this standard and our existing revenue recognition policies to determine which of our customer arrangements in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption of this standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding general trucking industry issues,  the average age of our trailers, truckload freight demand, equipment utilization, future rate increases, driver pay, new and used equipment prices, purchased transportation expense, working capital needs, liquidity constraints, investment income, and pending litigation; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as "believe," "may," "could," "will," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with any supplements in Part II below.

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

Introduction

Business Overview

We offer a broad range of full truckload transportation and logistics services with one of North America's largest tractor fleets, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers.  We have continued to grow our revenue by increasing the geographic reach of our service center network and by expanding the breadth of our services for customers.  Our Trucking segment provides truckload transportation, including dedicated services, of various products, goods, and materials for our diverse customer base through our Dry Van, Refrigerated, and Drayage operating units.  The Brokerage and Intermodal operating units of our Logistics segment provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics, freight management, and other non-trucking services.  Our objective is to operate our Trucking and Logistics business with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.

The main factors that affect our results are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail providers), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking and Logistics segments based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were as follows:

●	Total Revenue increased 16.5%, to $290.3 million from $249.2 million;

●	Revenue, before fuel surcharge, increased 25.1%, to $257.2 million from $205.6 million;

●	Net income attributable to Knight increased 55.1%, to $29.6 million from $19.1 million; and

●	Net earnings attributable to Knight per diluted share increased to $0.36 per share from $0.23 per share.

The demand environment was consistently solid during the first quarter of 2015, as compared to the freight market of the first quarter in 2014, when severe weather conditions disrupted freight movement and created a strong short-term spot market once the weather improved in March.  Truckload capacity remained constrained in the first quarter of 2015 which, combined with the strong demand, resulted in one of the best first quarter freight markets we have experienced. Our efforts to improve yield and drive operational efficiencies, provide industry-leading service, and intensify our cost control efforts also contributed to the positive quarterly results.

During the first quarter of 2015, our Trucking segment increased revenue, excluding trucking fuel surcharge, 25.0% while improving operating income by 44.7% from the first quarter of 2014.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 4.7% in the first quarter of 2015 compared to the first quarter of 2014.  This improvement resulted from an 8.5% improvement in revenue per loaded mile, offset by a 1.5% decrease in average miles per tractor while average length of haul remained flat.

We continued to experience significant growth in our Logistics service offerings where revenue growth remained strong at 25.7%, and operating income increased 95.3% in the first quarter of 2015 as compared to the first quarter of 2014. This was attained primarily through our Brokerage business, the largest component of our Logistics segment, as the volume of Brokerage shipments increased and margins improved, creating revenue growth of 46.4% and operating income growth of 79.1% in the first quarter of 2015 as compared to the first quarter of 2014.

In the first quarter of 2015, we returned $5.2 million to our shareholders in the form of quarterly cash dividends and ended the quarter with $708.6 million of shareholders' equity. In the first quarter of 2015, we generated $58.3 million in cash flow from operations and used $5.8 million for capital expenditures net of equipment sales.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Liquidity and Capital Resources" for a description of our off-balance sheet transactions.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking segment or arranging for the transportation of customer freight in our Logistics segment.  Our operating revenue is reported under "Results of Operations" and categorized as (i) Trucking revenue, net of fuel surcharge, (ii) Trucking fuel surcharge revenue, and (iii) Logistics revenue.  Trucking revenue, net of fuel surcharge, and Trucking fuel surcharge revenue is largely generated by the trucking services provided by our three Trucking operating units (Dry Van, Refrigerated, and Drayage) whereas Logistics revenue is mostly generated by the logistics services provided by our two Logistics operating units (Brokerage and Intermodal). We also provide logistics, freight management, sourcing, and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties, through our Logistics business.

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

To lessen our risk related to fuel price fluctuations in our Trucking segment, we have a fuel surcharge program under which we obtain from our customers additional fuel surcharges that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure that current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Trucking fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this potentially volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Revenues:	$	%	$	%
Trucking Segment	$235,290	81.1%	$205,423	82.4%
Logistics Segment	57,848	19.9	44,616	17.9
Subtotal	293,138		250,039
Intersegment Eliminations Trucking	(18)	0.0	(29)	0.0
Intersegment Eliminations Logistics	(2,839)	(1.0)	(847)	(0.3)
Total	$290,281	100%	$249,163	100%

Operating Income:
Trucking Segment	$42,147	91.0%	$29,121	93.2%
Logistics Segment	4,157	9.0	2,129	6.8
Total	$46,304	100%	$31,250	100%

Trucking Strategy and Segment Information

Our Trucking operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system while maintaining strict controls over our cost structure.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer.  This operating strategy allows us to take advantage of the large amount of freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a premium, modern fleet to appeal to drivers and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our fuel and other operating efficiencies.  We employ technology in a cost-effective manner to assist us in controlling operating costs and in enhancing revenue.

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

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP is not a substitute for GAAP operating ratio. The tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (amount in thousands).

GAAP Presentation:	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Trucking Segment	$	%	$	%
Revenue	$235,290		$205,423
Operating expenses	193,143	82.1%	176,302	85.8%
Operating income	$42,147		$29,121

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

Non-GAAP Presentation(1):	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Trucking Segment	$	%	$	%
Revenue	$235,290		$205,423
Less: Trucking fuel surcharge revenue	(33,067)		(43,567)
Less: Intersegment transactions	(18)		(29)
Revenue, net of fuel surcharge and intersegment transactions	202,205		161,827
Operating expenses	193,143		176,302
Less: Trucking fuel surcharge revenue	(33,067)		(43,567)
Less: Intersegment transactions	(18)		(29)
Operating expenses, net of fuel surcharge and intersegment transactions	160,058	79.2%	132,706	82.0%
Operating income	$42,147		$29,121

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Average revenue per tractor(1)	$42,436	$40,549
Average length of haul (miles)	500	500
Non-paid empty mile percent	11.5%	9.6%
Average tractors in operation during period	4,765	3,985
Average trailers in operation during period	11,393	9,062

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,765 tractors in the first quarter of 2015, of which 4,328 were company-owned tractors as of March 31, 2015. The average age of our company-owned tractor fleet was 1.7 years at March 31, 2015, which we expect to maintain for the remainder of 2015.  We also operated an average of 11,393 trailers in the first quarter of 2015, with an average age of 4.7 years as of March 31, 2015.  We expect the average age of our trailers to decrease slightly during the remainder of 2015 as we refresh our fleet. Our net property, plant, and equipment at March 31, 2015, was $755.2 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $26.2 million in the first quarter of 2015.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage operating unit and continued increases in the number of customers utilizing our Logistics services contributed to the improved revenue realized in the first quarter of 2015.

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

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (amount in thousands).

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Logistics	$	%	$	%
Revenue	$57,848		$44,616
Operating expenses	53,691	92.8%	42,487	95.2%
Operating income	$4,157		$2,129

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Logistics	$	%	$	%
Revenue	$57,848		$44,616
Less: Intersegment transactions	(2,839)		(847)
Revenue excluding intersegment transactions	55,009		43,769
Operating expenses	53,691		42,487
Less: Intersegment transactions	(2,839)		(847)
Operating expenses excluding intersegment transactions	50,852	92.4%	41,640	95.1%
Operating income	$4,157		$2,129

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination, less purchased transportation expense, expressed as a percentage of revenue, net of intersegment elimination) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers generally are not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Combined Brokerage and Intermodal gross margin percent(1)	16.0%	13.0%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.0 million in the first quarter of 2015, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2015, we expect truckload freight demand will remain strong and capacity in the truckload industry will remain constrained by economic and safety regulatory factors.  Truck capacity has been significantly challenged by an increasingly competitive driver market and elevated regulatory costs for truck ownership and safety. Truck demand has been improving due to a strengthening economy and capacity constraint issues. We expect this favorable demand trend relative to constrained supply to continue. However, reduced hours-of-operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  Our driver development program remains a primary focus for our management team.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

Several issues impacting the trucking industry could also cause our costs to increase for the remainder of 2015. These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices may continue to rise, and potentially higher fuel prices may not be fully offset by fuel surcharges. In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, continue to grow our Logistics segment, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		% Change
(Amounts in thousands)	$	%	$	%	%
Trucking revenue	$202,205	69.7%	$161,827	64.9%	25.0%
Trucking fuel surcharge revenue	33,067	11.4	43,567	17.5	(24.1)
Logistics revenue	55,009	18.9	43,769	17.6	25.7
Consolidated Revenue	290,281	100.0	249,163	100.0	16.5

Operating expenses:
Salaries, wages and benefits	80,026	27.6	60,733	24.4	31.8
Fuel	38,089	13.1	52,009	20.9	(26.8)
Operations and maintenance	20,128	6.9	17,020	6.8	18.3
Insurance and claims	8,933	3.1	7,422	3.0	20.4
Operating taxes and licenses	5,855	2.0	4,065	1.6	44.0
Communications	1,140	0.4	1,279	0.5	(10.9)
Depreciation and amortization	27,160	9.3	21,788	8.7	24.7
Purchased transportation(1)	59,545	20.5	51,969	20.9	14.6
Miscellaneous operating expenses	3,101	1.1	1,628	0.7	90.5
Total operating expenses	243,977	84.0	217,913	87.5	12.0
Operating income	46,304	16.0	31,250	12.5	48.2
Interest income	132	0.0	114	0.0	15.8
Interest expense	(283)	(0.1)	(117)	0.0	141.9
Other income	2,464	0.8	866	0.4	184.5
Total other income (expense)	2,313	0.7	863	0.4	168.0
Income before income taxes	48,617	16.7	32,113	12.9	51.4
Income taxes	18,675	6.4	12,780	5.1	46.1
Net income	$29,942	10.3%	$19,333	7.8%	54.9%
Net gain attributable to noncontrolling interest	(379)	(0.1)	(269)	(0.1)	40.9
Net income attributable to Knight Transportation	$29,563	10.2%	$19,064	7.7%	55.1%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months ended March 31, 2015 and March 31, 2014, is set forth below.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014.

Total revenue increased 16.5% for the three months ended March 31, 2015, to $290.3 million from $249.2 million for the same three months in 2014. Both our Trucking and Logistics segments experienced revenue growth and contributed to the increase in total revenue.

Trucking revenue increased 25.0% to $202.2 million for the three months ended March 31, 2015, from $161.8 million for the same three months in 2014. Tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, increased 4.7% in the three months ended March 31, 2015, compared to the same three months in 2014, attributable to an 8.5% increase in revenue per loaded mile and offset by a 1.5% decrease in average miles per tractor in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Several factors positively impacted our average revenue per tractor including adding highly productive capacity through our acquisition of Barr-Nunn Transportation, Inc. (“Barr-Nunn”) in October 2014, and improving contract rates. If economic conditions improve and capacity remains tight, we expect rates to continue to improve year over year throughout 2015 and beyond; however, adverse changes in either of these factors, among others, could prevent rate increases and negatively affect existing rates.

Trucking fuel surcharge decreased 24.1% to $33.1 million in the first quarter of 2015, from $43.6 million in the same quarter of 2014.  Average fuel prices decreased in the three months ended March 31, 2015, by 27.1% from the same three months of 2014. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue is primarily generated by our Brokerage and Intermodal operating units. Logistics revenue increased 25.7% to $55.0 million for the three months ended March 31, 2015, from $43.8 million for the three months ended March 31, 2014.  We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity and increased shipment volume growth in our Brokerage business.

Salaries, wages and benefits expense, as a percentage of revenue, increased to 27.6% for the three months ended March 31, 2015, compared to 24.4% for the same period in 2014. This increase was driven by increases in driver base pay during 2014 and the first quarter of 2015. Furthermore, we experienced a shift from purchased transportation expense to driver salaries and wages expense as more of our tractor fleet was comprised of company tractors in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Our office personnel salaries and wages increased as did our costs associated with healthcare and other benefits provided as we increased our number of employees period over period. We believe that the driver market remains challenging and that the implementation of stricter regulations has further reduced the pool of available drivers. We expect that driver pay will continue to increase as a result of the challenging driver market. We continue to develop strategies designed to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers, and we are encouraged by the favorable turnover rates experienced this year.

Fuel expense, as a percentage of revenue, decreased to 13.1% for the three months ended March 31, 2015, from 20.9% in same period in 2014. The U.S. National Average Diesel Fuel Price decreased in the three months ended March 31, 2015, compared to the same three months in 2014 by 27.1%. The increase in overall revenue and the significant revenue growth of our Logistics segment, where no fuel expense is incurred, also contributed to the decrease in fuel expense as a percentage of revenue. Improved effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs further contributed to the reduction in fuel expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, increased slightly to 6.9% from 6.8% in the three months ended March 31, 2015, compared to the same period in 2014.  Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  While maintenance and tire expenses decreased as a percentage of revenue, direct operating expenses including road expense and operating supplies increased as a percentage of revenue for the three months ended March 31, 2015. We continue to experience tight driver market conditions, which contributed to increased driver development and recruiting costs in the three months ended March 31, 2015.  We expect the driver market to remain competitive in 2015, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, increased slightly in the three months ended March 31, 2015, to 3.1% from 3.0% for the same three months in 2014. Although we experienced lower auto liability frequency in the quarter, the average cost per claim was higher than the same quarter in 2014.

Operating taxes and license expense, as a percentage of revenue, increased to 2.0% for the three months ended March 31, 2015, compared to 1.6% for the same three months in 2014. This increase was in part due to the decrease in the fuel surcharge component of total revenue as a result of the lower average fuel price in the first quarter of 2015, compared to the same quarter in 2014. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and operating regions.

Communications expense, as a percentage of revenue, decreased slightly to 0.4% in the three months ended March 31, 2014, compared to 0.5% for the same three months in 2014.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, increased to 9.3% in the three months ended March 31, 2015, from 8.7% in the three months ended March 31, 2014. This fixed cost as a percentage of total revenue was higher for the three months ended March 31, 2015, due to the decrease in fuel surcharge revenue driven by the fall in fuel price. Depreciation expense as a percentage of revenue, excluding fuel surcharge, remained constant at 10.6% in both the three months ended March 31, 2015, and 2014. Depreciation expense increased as we grew our truck fleet 19.6%, primarily from our October 2014 acquisition of Barr-Nunn, and we experienced a shift from owner operated trucks to company trucks. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, excluding fuel surcharge, increased slightly to 12.9% for the three months ended March 31, 2015, from 12.8% for the same three months of 2014.  This increase was offset by the growth in our  less asset-intensive Logistics segment. We improved our average revenue per tractor 4.7% in the three months ended March 31, 2015, compared to the same three months of 2014, which offset increases in depreciation as we added capacity and continued to renew our fleet with higher-priced EPA compliant engines. The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines that provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule. Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with the National Highway Traffic Safety Administration and EPA emissions standards. Although the higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward, we expect an off-setting benefit in fuel expense as we realize fuel efficiencies from the newer model tractors.

Purchased transportation expense, as a percentage of revenue, decreased to 20.5% for the three months ended March 31, 2015, from 20.9% for the same three months of 2014.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment.  Although purchased transportation expense increased as expected with the continued growth of our Logistics segment, it decreased as a percentage of revenue, primarily due to the significant growth in our larger Trucking segment operations, which grew revenues 25.0% for the three months ended March 31, 2015.  Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased as more of our tractor fleet was comprised of company tractors in the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Furthermore, purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of revenue, increased to 1.1% during the three months ended March 31, 2015, compared to 0.7% for the same three months during 2014. This increase is primarily due to an increase in costs associated with technology and our management information systems, and revenue equipment operating lease expense. Gains from the sale of used equipment are included in miscellaneous operating expenses and increased to $4.7 million in the three months ended March 31, 2015, from $4.3 million in the same three months in 2014. We believe the used equipment market will remain strong through 2015 and help off-set other miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of revenue) was 84.0% for the first quarter of 2015, compared to 87.5% for the same quarter of 2014.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 82.0% for the first quarter of 2015, as compared to 84.8% for the same quarter of 2014.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio.

Interest income remained constant as a percentage of revenue while interest expense increased slightly as a percentage of revenue. Our borrowing capacity remains at $300.0 million, and our debt balance was reduced by $56.0 million during the three months ended March 31, 2015, to $78.4 million from $134.4 million at December 31, 2014.

Other income increased to 0.8%, as a percentage of revenue, in the three months ended March 31, 2015, compared to 0.4% for the same three months of 2014. The increase is primarily due to realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 38.7% for the three months ended March 31, 2015, and 40.1% for the same three months in 2014.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation increased 55.1% for the three months ended March 31, 2015, compared to the same period during 2014.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, significant investment in new revenue equipment.   In our Trucking business, where investments are substantial, the primary investments are in new tractors and trailers and to a lesser extent, in technology, service centers, and working capital.  In our Logistics business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations, issuances of our common stock, and borrowings under our line of credit.

Net cash provided by operating activities was $58.3 million for the three months ended March 31, 2015, compared to $36.5 million provided during the same period in 2014.

Net cash used in investing activities was $2.3 million for the three months ended March 31, 2015, compared to net cash used of $4.7 million for the same period in 2014. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $5.8 million for the three months ended March 31, 2015, compared to $5.7 million for the same period in 2014. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $149.0 million to $164.0 million for the remainder of 2015.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $54.2 million for the three months ended March 31, 2015, compared to $23.2 million for the same period in 2014.  Net cash payments towards line of credit borrowings were $56.0 million for the three months ended March 31, 2015, compared to $26.0 million in the same period of 2014. Proceeds from exercises of stock options were $4.9 million in the three months ended March 31, 2015, compared to $7.5 million in the same period of 2014. We also paid $5.2 million for dividends in the three months ended March 31, 2015, and $5.0 million for the same period of 2014.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million.  The aggregate amount outstanding under our line of credit was $78.4 million as of March 31, 2015, compared to $134.4 million as of December 31, 2014. Our borrowings under the line of credit are classified as a long-term liability in the accompanying consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $24.9 million as of March 31, 2015, and $24.3 million as of December 31, 2014.  Combining the amounts borrowed and letters of credit issued, we had $196.7 million available at March 31, 2015, for future borrowing under our existing line of credit, compared with $141.3 million as of December 31, 2014.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of March 31, 2015, and December 31, 2014.

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  As of March 31, 2015, we held 839,101 shares of USA Truck stock, representing less than 10% of the outstanding stock of USA Truck. The recorded value of our USA Truck stock as of March 31, 2015, was $23.2 million, based on the $27.69 closing price of the stock on such date.

As of March 31, 2015, our cash and cash equivalents totaled approximately $18.8 million compared to $17.1 million as of December 31, 2014.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our consolidated statements of income, and totaled $1.2 million, and $0.6 million for the three months ended March 31, 2015, and 2014, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2014 Annual Report on Form 10-K.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand and customers reducing shipments following the holiday season.  In the first quarter of 2015 we experienced greater demand for our capacity than in a typical first quarter as the economy strengthened and truck capacity continued to be constrained due to an increasingly challenging driver recruiting market. We also believe increased regulation in the industry has resulted in less capacity in the full truckload market, which further increased the demand for our available capacity as well as the capacity of our third-party carriers. Operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases, in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. During this period, the profitability of our Trucking operations is generally lower than during other parts of the year.  In our Logistics operations, profitability may be lower due to shipping volumes or may improve if we are able to achieve higher gross margins due to the willingness of third-party capacity providers to accept lower rates from us.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At March 31, 2015, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.75%.  Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first three months of 2015, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $1.0 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of March 31, 2015, and December 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the three months ended March 31, 2015, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $6.7 million.

Equity Price Risk

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. As of March 31, 2015, we held 839,101 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $27.69 closing price on March 31, 2015, a 30% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $7.0 million and reduce our Shareholders’ Equity by 0.6%.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Based on our present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves and accrued liabilities recorded, is not likely to have a materially adverse effect on us.

Item 1A.                      Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2014, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  No shares were repurchased in the first three months of 2015. See Note 14 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
Exhibit 4		Instruments defining the rights of security holders, including indentures
	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)
	(4.2)	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)
	(4.3)#	Knight Transportation, Inc. 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 6, 2012.)
	(4.4)#	Knight Transportation, Inc. Employee Stock Purchase Plan. (Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 10, 2009.)
Exhibit 10		Material Contracts
	(10.1)*	Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 27, 2015
Exhibit 31		Section 302 Certifications
(31.1)*
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer (principal executive officer).

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

KNIGHT TRANSPORTATION, INC.

Date: May 11, 2015	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: May 11, 2015	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant