Form 10-Q
period 2015-06-30
KNIGHT TRANSPORTATION INC
filed 2015-08-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
  ☐Yes             ☒ No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 31, 2015, was 81,324,876 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$10,930	$17,066
Trade receivables, net of allowance for doubtful accounts of $2,728 and $3,355, respectively	134,960	143,531
Notes receivable, net of allowance for doubtful notes receivable of $312 and $351, respectively	804	1,020
Prepaid expenses	16,044	17,423
Assets held for sale	12,159	23,248
Other current assets	13,297	13,345
Income tax receivable	6,733	19,432
Current deferred tax assets	5,094	3,187
Total current assets	200,021	238,252

Property and Equipment:
Revenue equipment	842,767	803,410
Land and land improvements	52,605	52,531
Buildings and building improvements	127,576	125,492
Furniture and fixtures	17,623	17,322
Shop and service equipment	16,871	16,653
Leasehold improvements	3,068	3,037
Gross property and equipment	1,060,510	1,018,445
Less: accumulated depreciation and amortization	(288,756)	(266,399)
Property and equipment, net	771,754	752,046
Notes receivable, long-term	3,827	4,065
Goodwill	47,058	47,067
Intangible assets, net	3,325	3,575
Other long-term assets, restricted cash and investments	27,749	37,280
Total long-term assets	853,713	844,033
Total assets	$1,053,734	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	June 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,074	$19,122
Accrued payroll and purchased transportation	24,581	34,127
Accrued liabilities	29,287	20,604
Claims accrual – current portion	19,325	18,532
Dividend payable – current portion	303	200
Total current liabilities	101,570	92,585

Long-term Liabilities:
Claims accrual – long-term portion	12,066	11,505
Long-term dividend payable and other liabilities	2,168	2,513
Deferred tax liabilities	150,872	162,007
Long-term debt	85,000	134,400
Total long-term liabilities	250,106	310,425

Total liabilities	351,676	403,010

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 81,316 and 81,842 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	813	818
Additional paid-in capital	198,369	185,184
Accumulated other comprehensive income	6,178	12,231
Retained earnings	494,855	479,527
Total Knight Transportation shareholders' equity	700,215	677,760
Noncontrolling interest	1,843	1,515
Total shareholders’ equity	702,058	679,275

Total liabilities and shareholders' equity	$1,053,734	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Revenue, before fuel surcharge	$268,623	$218,908	$525,837	$424,504
Fuel surcharge	33,199	45,247	66,266	88,814
Total revenue	301,822	264,155	592,103	513,318
OPERATING EXPENSES:
Salaries, wages and benefits	84,381	64,750	164,407	125,483
Fuel	42,362	52,192	80,451	104,201
Operations and maintenance	21,547	17,156	41,675	34,176
Insurance and claims	7,995	7,462	16,928	14,885
Operating taxes and licenses	4,725	3,861	10,581	7,926
Communications	1,077	1,178	2,217	2,457
Depreciation and amortization	27,364	21,951	54,524	43,738
Purchased transportation	60,619	56,319	120,164	108,288
Miscellaneous operating expenses	10,133	387	13,234	2,015
Total operating expenses	260,203	225,256	504,181	443,169

Income from operations	41,619	38,899	87,922	70,149

Interest income	104	109	236	222
Interest expense	(211)	(87)	(493)	(204)
Other income	2,436	2,591	4,899	3,457
Income before income taxes	43,948	41,512	92,564	73,624

Income taxes	15,759	15,496	34,434	28,276
Net income	28,189	26,016	58,130	45,348

Net income attributable to noncontrolling interest	(551)	(255)	(930)	(524)
)Net income attributable to Knight Transportation	$27,638	$25,761	$57,200	$44,824

Basic Earnings Per Share	$0.34	$0.32	$0.70	$0.56
Diluted Earnings Per Share	$0.33	$0.31	$0.69	$0.55

Weighted Average Shares Outstanding – Basic	81,894	80,864	81,959	80,684

Weighted Average Shares Outstanding – Diluted	82,852	81,835	83,020	81,596

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$28,189	$26,016	$58,130	$45,348
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(1,344)	(557)	(2,782)	(557)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	(3,010)	3,013	(3,271)	4,092
Comprehensive income	23,835	$28,472	52,077	$48,883
Comprehensive income attributable to noncontrolling interest	(551)	(255)	(930)	(524)
Comprehensive income attributable to Knight Transportation	$23,284	$28,217	$51,147	$48,359

(1)	Net of current income taxes of $849, $345, $1,757, and $345, respectively.
(2)	Net of deferred income taxes of $(1,903), $1,865, $(2,145), and $2,533, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:

Net income	$58,130	$45,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,524	43,738
Gain on sale of equipment	(9,912)	(8,881)
Gain from sale of available-for-sale securities	(4,539)	(902)
Impairment of investment in Transportation Resource Partners I	-	1,041
Gain from sale of Transportation Resource Partners I	(122)	-
Income from investment in Transportation Resource Partners III	(239)	(2,036)
Non-cash compensation expense for issuance of common stock to certain members of Board of Directors	354	200
Provision for doubtful accounts and notes receivable	803	565
Excess tax benefits related to stock-based compensation	(2,748)	(794)
Stock-based compensation expense, net	3,600	1,886
Deferred income taxes	(9,141)	(9,449)

Changes in operating assets and liabilities:
Trade receivables	7,837	(6,042)
Other current assets	49	(545)
Prepaid expenses	1,379	1,276
Income tax receivable	12,699	-
Other long-term assets	(1,946)	835
Accounts payable	(4,857)	7,198
Accrued liabilities and claims accrual	1,596	4,414

Net cash provided by operating activities	107,467	77,852

Cash Flows From Investing Activities:
Purchases of property and equipment	(86,930)	(109,027)
Proceeds from sale of equipment/assets held for sale	47,321	47,669
Proceeds from notes receivable	822	762
Proceeds from related party notes receivable	-	748
Change in restricted cash and investments	(8)	(8)
Proceeds from sale of available-for-sale securities	6,188	1,901
Investment activity in Transportation Resource Partners	251	506

Net cash used in investing activities	(32,356)	(57,449)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities:
Dividends paid	$(10,135)	$(9,862)
Payments to purchase company stock	(30,345)	-
Payments on line of credit borrowings, net	(49,400)	(22,638)
Excess tax benefits related to stock-based compensation	2,748	794
Cash distribution to noncontrolling interest holder	(603)	(341)
Proceeds from exercise of stock options	6,488	10,755

Net cash used in financing activities	(81,247)	(21,292)

Net decrease in Cash and Cash Equivalents	(6,136)	(889)
Cash and Cash Equivalents, beginning of period	17,066	992

Cash and Cash Equivalents, end of period	$10,930	$103

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$13,821	$695
Transfer from property and equipment to assets held for sale	$19,944	$24,376
Financing provided to independent contractors for equipment sold	$424	$704
Net dividend accrued for restricted stock units	$86	$87
Cash flow information:
Income taxes paid	$28,253	$40,024
Interest expense paid	$529	$219

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

Note 2.                      Stock-Based Compensation

In May 2015, our shareholders approved the 2015 Omnibus Incentive Plan. This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Omnibus Incentive Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Omnibus Incentive Plan in May 2015, all grants of stock-based compensation are made under the 2015 Omnibus Incentive Plan.  Stock-based compensation expense for the three months and six months ended June 30, 2015, and 2014, are as follows:

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2015	2014	2015	2014
Stock compensation expense for options, net of forfeitures	$280	$188	$446	$272
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,167	861	3,154	1,614
Total stock compensation expense	$1,447	$1,049	$3,600	$1,886

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of June 30, 2015, we have approximately $3.8 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 2.1 years and a total period of 3.9 years.  We have approximately $11.9 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.8 years and a total period of 7.6 years. We also have approximately $8.9 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period of 3.2 years and total period of 3.6 years.

A total of 590,141 stock options were granted during the first six months of 2015 and 394,550 stock options were granted during the first six months of 2014. We received approximately $6.5 million in cash from the exercise of stock options during the six months ended June 30, 2015, compared to $10.8 million for the same period in 2014.

A summary of the option award activity under our equity compensation plans as of June 30, 2015, and changes during the six months ended June 30, 2015, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,142,971	$17.80
Granted	590,141	29.81
Exercised	(395,738)	16.33
Forfeited	(56,981)	19.67
Outstanding as of June 30, 2015	2,280,393	21.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2015	2014
Dividend yield (1)	0.80%	1.06%
Expected volatility (2)	25.88%	28.04%
Risk-free interest rate (3)	0.98%	0.82%
Expected term (4)	2.74 years	2.74 years
Weighted-average fair value of options granted	$5.00	$3.97

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 13,950 and 9,000 restricted stock unit awards were granted during the first six months of 2015 and 2014, respectively. A summary of the restricted stock unit award activity under our equity compensation plans as of June 30, 2015, and changes during the six months ended June 30, 2015, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	1,073,546	$16.22
Granted	13,950	29.11
Vested	(164,628)	16.18
Forfeited	(12,885)	15.99
Unvested as of June 30, 2015	909,983	$16.43

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Beginning in 2014, we issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined in the instrument evidencing the grant, over a three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved over the three-year period. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return, as defined in the instrument evidencing the grant, of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

A total of 165,720 PRSUs were granted in the six months ended June 30, 2015, and 181,112 PRSUs were granted in the six months ended June 30, 2014. A summary of the performance restricted stock unit award activity for the six months ended June 30, 2015 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	181,112	$23.85
Granted	165,720	29.30
Vested	-	-
Cancelled	(5,050)	26.20
Unvested as of June 30, 2015	341,782	26.46

The performance measurement period for the PRSUs granted in the six months ended June 30, 2015, is April 1, 2015 to December 31, 2017, and the performance measurement period for the PRSUs granted in the six months ended June 30, 2014, is January 1, 2014 to December 31, 2016. These awards will vest thirteen months following the expiration of the performance measurement period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2015	2014
Dividend yield (1)	0.80%	1.06%
Expected volatility (2)	23.18%	26.11%
Average peer volatility (2)	30.70%	36.01%
Average peer correlation coefficient (3)	0.49	0.5796
Risk-free interest rate (4)	0.78%	0.66%
Expected term (5)	2.63	2.80
Weighted-average fair value of PRSUs granted	$29.30	$23.85

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
(5)
Since the Monte Carlo simulation valuation is an open form model that uses an expected life commensurate with the performance period, the expected life of the PRSUs was assumed to be the period from the grant date to the end of the performance period.

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Weighted average common shares outstanding – basic	81,894	80,864	81,959	80,684
Dilutive effect of stock options and unvested restricted stock units	958	971	1,061	912
Weighted average common shares outstanding – diluted	82,852	81,835	83,020	81,596

Net income attributable to Knight Transportation	$27,638	$25,761	$57,200	$44,824

Basic Earnings Per Share	$0.34	$0.32	$0.70	$0.56
Diluted Earnings per Share	$0.33	$0.31	$0.69	$0.55

Certain shares of options, restricted stock units, and PRSUs (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2015	2014	2015	2014
Number of anti-dilutive shares	338,898	391,825	183,788	334,232

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Revenues:	$	%	$	%	$	%	$	% %
Trucking Segment	$245,627	81.4	$216,300	81.9	$480,917	81.2	$421,723	82.2
Logistics Segment	60,718	20.1	49,114	18.6	118,566	20.0	93,730	18.3
Subtotal	306,345		265,414		599,483		515,453
Intersegment Eliminations Trucking	(60)	0.0	(32)	0.0	(78)	0.0	(61)	0.0
Intersegment Eliminations Logistics	(4,463)	(1.5)	(1,227)	(0.5)	(7,302)	(1.2)	(2,074)	(0.4)
Total	$301,822	100%	$264,155	100%	$592,103	100%	$513,318	100%

Operating Income:
Trucking Segment	$37,944	91.2	$35,856	92.2	$80,091	91.1	$64,977	92.6
Logistics Segment	3,675	8.8	3,043	7.8	7,831	8.9	5,172	7.4
Total	$41,619	100%	$38,899	100%	$87,922	100%	$70,149	100%

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

The primary measurement we use to evaluate the profitability of the Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in our industry (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for or superior to, and should be considered in addition to, GAAP operating ratio. Pursuant to the requirements of Regulation G, the tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$245,627		$216,300		$480,917		$421,723
Operating expenses	207,683	84.6	180,444	83.4	400,826	83.3	356,746	84.6
Operating income	$37,944		$35,856		$80,091		$64,977

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$245,627		$216,300		$480,917		$421,723
Less: Trucking fuel surcharge revenue	(33,199)		(45,247)		(66,266)		(88,814)
Less: Intersegment transactions	(60)		(32)		(78)		(61)
Revenue, net of fuel surcharge and intersegment transactions	212,368		171,021		414,573		332,848
Operating expenses	207,683		180,444		400,826		356,746
Less: Trucking fuel surcharge revenue	(33,199)		(45,247)		(66,266)		(88,814)
Less: Intersegment transactions	(60)		(32)		(78)		(61)
Operating expenses, net of fuel surcharge and intersegment transactions	174,424	82.1	135,165	79.0	334,482	80.7	267,871	80.5
Operating income	$37,944		$35,856		$80,091		$64,977

(1)
These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.  Although we believe that this non-GAAP presentation of our operating ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in the transportation industry may define non-GAAP operating ratio differently.  As a result, it may be difficult to use non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking segment was approximately $26.4 million and $20.7 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense for the Trucking segment was approximately $52.5 million and $41.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$60,718		$49,114		$118,566		$93,730
Operating expenses	57,043	93.9	46,071	93.8	110,735	93.4	88,558	94.5
Operating income	$3,675		$3,043		$7,831		$5,172

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$60,718		$49,114		$118,566		$93,730
Less: Intersegment transactions	(4,463)		(1,227)		(7,302)		(2,074)
Revenue excluding intersegment transactions	56,255		47,887		111,264		91,656
Operating expenses	57,043		46,071		110,735		88,558
Less: Intersegment transactions	(4,463)		(1,227)		(7,302)		(2,074)
Operating expenses excluding intersegment transactions	52,580	93.5	44,844	93.6	103,433	93.0	86,484	94.4
Operating income	$3,675		$3,043		$7,831		$5,172

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination), less purchased transportation expense, expressed as a percentage of revenue (net of intersegment elimination) and the operating ratio.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and the operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future.

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Combined Brokerage and Intermodal gross margin percent(1)	16.3%	14.1%	16.1%	13.6%

(1)	Gross margin percentage is based on revenue, net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like the Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.0 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense for the Logistics segment was approximately $2.0 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

We are a defendant in a class action lawsuit which was filed on May 8, 2008, in the California Superior Court for Tulare County. The plaintiffs, who are current and former drivers and who worked for us during the period of May 8, 2004 through the present, allege claims for failure to provide meal periods, inaccurate itemized pay statements and other items under the California Labor Code.  During the second quarter of 2015, we reached a preliminary settlement with the plaintiffs. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or the case may continue on to trial, which could result in a judgment for a different amount.

We are also a defendant in a class action lawsuit which was filed on June 10, 2010, in the Oregon Circuit Court for Multnomah County. The plaintiffs, who are current and former drivers who worked for us during the period of June 10, 2004 through the date of the lawsuit was filed, allege the Company failed to pay minimum wage for attending pre-employment orientation and failed to pay minimum wage for work performed during certain pay periods after the start of employment. On July 2, 2015, the court, following a bench trial, issued a decision finding that we failed to pay minimum wage to some class members for work performed during certain pay periods and assessed statutory penalties and prejudgment interest related to our failure to comply with minimum wage obligations. A final judgment has not yet been entered.

As a result of the California settlement and the Oregon decision, during the second quarter of 2015, we accrued a total of $7.2 million, including the plaintiffs’ estimated attorneys’ fees and related costs and excluding attorneys’ fees and costs related to our defense, in our condensed consolidated financial statements. We had previously accrued $0.2 million as of December 31, 2014 related to these cases.

Based on claims resolved this quarter, and our present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.                      Dividends

In May 2015, we announced a cash dividend of $0.06 per share of our common stock which was paid in June 2015. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At June 30, 2015 and December 31, 2014, we had approximately $6.5 million and $6.9 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 9.                      Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years. The gross carrying amount of these intangible assets at June 30, 2015, and December 31, 2014 was $3.7 million, and the accumulated amortization balance was $0.4 million and $0.1 million, respectively. Amortization expense associated with these intangible assets is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.2 million for the remainder of 2015, and $0.5 million for each of the years 2016 through 2019.

The changes in the carrying amount of goodwill, and intangible assets, for the six months ended June 30, 2015, are as follows:

	Goodwill	Intangibles
	(in thousands)
Balance at December 31, 2014	$47,067	$3,575
Amortization relating to deferred tax assets	(9)	-
Amortization expense	-	(250)
Balance at June 30, 2015	$47,058	$3,325

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. We recognized a net gain of $122,000 from TRP investment activity in the second quarter of 2015.  The carrying value of our investment in TRP was $477,000 at June 30, 2015 and December 31, 2014. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of June 30, 2015, we have contributed approximately $10.9 million to TRP III, leaving an outstanding commitment of $4.1 million. Our investment in TRP III is accounted for using the equity method. For the three months ended June 30, 2015, we recorded income of approximately $121,000, for our investment in TRP III, and $1,200,000 for the three months ended June 30, 2014. The carrying value of our investment in TRP III was $5.5 million and $5.4 million as of June 30, 2015 and December 31, 2014, respectively, and is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In July 2015, we committed to invest in a new partnership, TRP Capital Partners, LP. The new partnership is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to the new partnership.

Note 11.                      Marketable Equity Securities

We have certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity on the accompanying condensed consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings and included in “Other income” on the accompanying condensed consolidated statements of income.

The following table shows the Company’s realized gains during the first three month and six month periods of 2015 and 2014 on certain securities that were held as available-for-sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Realized gains
Sales proceeds	$3,042	$1,901	$6,188	$1,901
Cost of securities sold	849	999	1,649	999
Realized gain	$2,193	$902	$4,539	$902

Realized gains, net of taxes	$1,344	$557	$2,782	$557

As of June 30, 2015, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying condensed consolidated balance sheets, was approximately $15.3 million, including gross unrealized gains of approximately $10.1 million, or $6.2 million (net of tax). As of December 31, 2014, our available-for-sale investment balance was approximately $26.9 million, including gross unrealized gains of approximately $20.0 million, or $12.2 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at June 30, 2015 and December 31, 2014, totaled $12.2 million and $23.2 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal and most state tax authorities, and the 2010 through 2014 tax years remain subject to examination by some state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at June 30, 2015 or December 31, 2014.

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

We repurchased 1,042,774 shares for $30.3 million under the share repurchase program in the three months ended June 30, 2015. As of June 30, 2015, there were 6,395,782 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2015 and December 31, 2014.

	Total	Total	Level One		Level Two		Level Three
	Balance at June 30, 2015	Balance at December 31, 2014	Balance at June 30, 2015	Balance at December 31, 2014	Balance at June 30, 2015	Balance at December 31, 2014	Balance at June 30, 2015	Balance at December 31, 2014
	(in thousands)
Assets:
Available-for-sale securities:
Equity securities - common shares	$15,279	$26,884	$15,279	$26,884	-	-	-	-
Restricted cash and investments:
Money market funds	$1,161	$1,027	$1,161	$1,027	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,111	$2,237	-	-	$2,111	$2,237	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are determined in the contracts and generally range from 2% to 20%.

The notes receivable balances are classified separately between current and long-term on the consolidated balance sheets.  The current and long-term balance of our notes receivable at June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Notes receivable from independent contractors	$946	$1,554
Notes receivable from third parties	3,997	3,882
Gross notes receivable	4,943	5,436
Allowance for doubtful notes receivable	(312)	(351)
Total notes receivable, net of allowance	4,631	5,085

Current portion, net of allowance	804	1,020
Long-term portion	$3,827	$4,065

Note 17.                      Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures December 1, 2017. We incur interest on borrowings under the line of credit at either the prime rate, or LIBOR plus 0.625%, determined by us at the time of borrowing. During the second quarter we amended the line of credit agreement to reduce our LIBOR interest rate option on borrowings under the line of credit from LIBOR plus 0.75% to LIBOR plus 0.625%. This amendment also reduced the unused commitment fee from 0.10% to 0.08%, and reduced the Letter of Credit issuance fee from 0.75% to 0.625%. We had $85.0 million outstanding under the line of credit as of June 30, 2015, compared to $134.4 million as of December 31, 2014.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the six months ended June 30, 2015 was 0.92%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of June 30, 2015, we also utilized $26.9 million of the line of credit for letters of credit issued to various regulatory authorities in connection with our self-insurance programs.  With the outstanding letters of credit and debt borrowed, we have $188.1 million available for future borrowings as of June 30, 2015.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the six months ended June 30, 2015 was 1.15%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at June 30, 2015 and December 31, 2014.

Note 18.                      Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-12, Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The amendment is effective as of January 1, 2016, and we do not expect it to have an impact on our consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding general trucking industry issues,  the average age of our trailers, truckload freight demand, equipment utilization, future rate increases, driver pay, new and used equipment prices, purchased transportation expense, working capital needs, liquidity constraints, investment income, and pending litigation; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with any supplements in Part II below. Readers should review and consider the factors that may affect future results and other disclosures by us in our press releases, Form 10-K for our most recent fiscal year, and other filings with the SEC.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, were as follows:

●	Total Revenue increased 14.3%, to $301.8 million from $264.2 million;

●	Revenue, before fuel surcharge, increased 22.7%, to $268.6 million from $218.9 million;

●	Net income attributable to Knight increased 7.3%, to $27.6 million from $25.8 million; and

●	Net earnings attributable to Knight per diluted share increased to $0.33 per share from $0.31 per share.

The second quarter of 2015 included a $7.2 million pretax expense ($4.4 million after tax) relating to expected settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this infrequent expense, net income attributable to Knight for the second quarter of 2015 would have been $32.0 million, or $0.39 per diluted share.

In the second quarter of 2015, the demand environment continued to be solid, although not as strong as the same period in 2014, when an exceptionally robust freight environment developed due to the severe weather conditions experienced in the first quarter of 2014 that disrupted freight movement and created a strong short-term spot market once the weather improved in March 2014.  Truckload capacity remained relatively balanced with demand in the second quarter of 2015 which, combined with a gradually expanding economy, contributed to a sound operating environment. Our efforts to improve yield and drive operational efficiencies, provide industry-leading service, and intensify our cost control efforts also contributed to the positive quarterly results.

During the second quarter of 2015, our Trucking segment increased revenue, excluding trucking fuel surcharge, 24.2%, and improved operating income, excluding the infrequent $7.2 million settlement expense, 25.8%.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 2.7% in the second quarter of 2015 compared to the second quarter of 2014.  This improvement resulted from a 6.7% improvement in revenue per loaded mile and a 2.6% increase in length of haul, offset by a 1.4% decrease in average miles per tractor. Our Trucking segment operating ratio (operating expenses, net of fuel surcharge, expressed as a percentage of revenue, before fuel surcharge), which is a non-GAAP measurement, was 82.1%, or 78.8% excluding the $7.2 million infrequent settlement charge, for the quarter ended June 30, 2015 compared to 79.0% for the same quarter in 2014, and 80.7%, or 79.0% excluding the $7.2 million infrequent settlement charge, for the six months ended June 30, 2015 compared to 80.5% the same six months in 2014.

Our Logistics segment continued to grow profitably in the second quarter of 2015 by increasing revenue 17.5% while improving operating income by 20.8% when compared to the second quarter of 2014. Our brokerage business, the largest component of our Logistics segment, increased revenue 31.3%, with a 38.4% improvement in operating income, when compared to the same quarter last year. Load volume in the brokerage business increased 64.3%, while revenue per load was negatively impacted primarily by lower fuel surcharge and a shorter length of haul in the second quarter of 2015 compared to the same quarter last year. Our Logistics segment operating ratio was 93.5%, and 93.6% for the second quarter of 2015 and 2014, respectively, and 93.0%, and 94.4% for the six months ended June 30, 2015 and 2014, respectively.

In the second quarter of 2015, we returned $35.2 million to our shareholders in the form of quarterly cash dividends and stock repurchases, and ended the quarter with $700.2 million of shareholders' equity. In the second quarter of 2015, we generated $49.2 million in cash flow from operations and used $33.9 million for capital expenditures net of equipment sales.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$245,627	81.4%	$216,300	81.9%	$480,917	81.2%	$421,723	82.2%
Logistics Segment	60,718	20.1	49,114	18.6	118,566	20.0	93,730	18.3
Subtotal	306,345		265,414		599,483		515,453
Intersegment Eliminations Trucking	(60)	0.0	(32)	0.0	(78)	0.0	(61)	0.0
Intersegment Eliminations Logistics	(4,463)	(1.5)	(1,227)	(0.5)	(7,302)	(1.2)	(2,074)	(0.4)
Total	$301,822	100.0%	$264,155	100.0%	$592,103	100.0%	$513,318	100.0%

Operating Income:
Trucking Segment	$37,944	91.2%	$35,856	92.2%	$80,091	91.1%	$64,977	92.6%
Logistics Segment	3,675	8.8	3,043	7.8	7,831	8.9	5,172	7.4
Total	$41,619	100.0%	$38,899	100.0%	$87,922	100.0%	$70,149	100.0%

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

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for or superior to, and should be considered in addition to, GAAP operating ratio. Pursuant to the requirements of Regulation G, the tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$245,627		$216,300		$480,917		$421,723
Operating expenses	207,683	84.6%	180,444	83.4%	400,826	83.3%	356,746	84.6%
Operating income	$37,944		$35,856		$80,091		$64,977

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$245,627		$216,300		$480,917		$421,723
Less: Trucking fuel surcharge revenue	(33,199)		(45,247)		(66,266)		(88,814)
Less: Intersegment transactions	(60)		(32)		(78)		(61)
Revenue, net of fuel surcharge and intersegment transactions	212,368		171,021		414,573		332,848
Operating expenses	207,683		180,444		400,826		356,746
Less: Trucking fuel surcharge revenue	(33,199)		(45,247)		(66,266)		(88,814)
Less: Intersegment transactions	(60)		(32)		(78)		(61)
Operating expenses, net of fuel surcharge and intersegment transactions	174,424	82.1%	135,165	79.0%	334,482	80.7%	267,871	80.5%
Operating income	$37,944		$35,856		$80,091		$64,977

(1)
These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.  Although we believe that this non-GAAP presentation of our operating ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in the transportation industry may define non-GAAP operating ratio differently.  As a result, it may be difficult to use non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Average revenue per tractor(1)	$44,087	$42,938	$86,532	$83,546
Average length of haul (miles)	510	497	505	499
Non-paid empty mile percent	11.6%	9.4%	11.6%	9.5%
Average tractors in operation during period	4,817	3,983	4,791	3,984
Average trailers in operation during period	11,588	9,046	11,491	9,054

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,817 tractors in the second quarter of 2015, of which 4,414 were company-owned tractors as of June 30, 2015. The average age of our company-owned tractor fleet was 1.7 years at June 30, 2015, which we expect to maintain approximately the same for the remainder of 2015.  We also operated an average of 11,588 trailers in the second quarter of 2015, with an average age of 4.7 years as of June 30, 2015.  We expect the average age of our trailers to remain approximately the same or decrease slightly during the remainder of 2015 as we refresh our fleet. Our net property, plant, and equipment at June 30, 2015, was $771.8 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $26.4 million in the second quarter of 2015, and approximately $52.5 million in the first six months of 2015.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage operating unit and continued increases in the number of customers utilizing our Logistics services contributed to the improved revenue realized in the second quarter of 2015.

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers) which is included in the "Purchased transportation" line in the accompanying condensed consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$60,718		$49,114		$118,566		$93,730
Operating expenses	57,043	93.9	46,071	93.8	110,735	93.4	88,558	94.5
Operating income	$3,675		$3,043		$7,831		$5,172

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$60,718		$49,114		$118,566		$93,730
Less: Intersegment transactions	(4,463)		(1,227)		(7,302)		(2,074)
Revenue excluding intersegment transactions	56,255		47,887		111,264		91,656
Operating expenses	57,043		46,071		110,735		88,558
Less: Intersegment transactions	(4,463)		(1,227)		(7,302)		(2,074)
Operating expenses excluding intersegment transactions	52,580	93.5	44,844	93.6	103,433	93.0	86,484	94.4
Operating income	$3,675		$3,043		$7,831		$5,172

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment elimination, less purchased transportation expense, expressed as a percentage of revenue, net of intersegment elimination) and the operating ratio.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers generally are not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Combined Brokerage and Intermodal gross margin percent(1)	16.3%	14.1%	16.1%	13.6%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.0 million in the second quarter of 2015, and $2.0 million in the first six months of 2015, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2015, we expect truckload freight demand will be solid and capacity in the truckload industry will remain balanced by economic and safety regulatory factors.  Our industry has been significantly challenged by an increasingly competitive driver market and elevated regulatory costs for truck ownership and safety. We expect these factors to yield improvement efforts as demand fluctuates. However, reduced hours-of-operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  Our driver development program remains a primary focus for our management team.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

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

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		% Change	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		% Change
	$	%	$	%	%	$	%	$	%	%
Trucking revenue	$212,368	70.4%	$171,021	64.8%	24.2%	$414,573	70.0%	$332,848	64.8%	24.6%
Trucking fuel surcharge revenue	33,199	11.0	45,247	17.1	(26.6)	66,266	11.2	88,814	17.3	(25.4)
Logistics revenue	56,255	18.6	47,887	18.1	17.5	111,264	18.8	91,656	17.9	21.4
Consolidated revenue	301,822	100.0	264,155	100.0	14.3	592,103	100	513,318	100	15.3

Operating expenses:
Salaries, wages and benefits	84,381	28.0	64,750	24.5	30.3	164,407	27.8	125,483	24.4	31.0
Fuel	42,362	14.0	52,192	19.8	(18.8)	80,451	13.6	104,201	20.3	(22.8)
Operations and maintenance	21,547	7.1	17,156	6.5	25.6	41,675	7.0	34,176	6.7	21.9
Insurance and claims	7,995	2.6	7,462	2.8	7.1	16,928	2.9	14,885	2.9	13.7
Operating taxes and licenses	4,725	1.5	3,861	1.5	22.4	10,581	1.8	7,926	1.5	33.5
Communications	1,077	0.4	1,178	0.5	(8.6)	2,217	0.4	2,457	0.5	(9.8)
Depreciation and amortization	27,364	9.1	21,951	8.3	24.7	54,524	9.2	43,738	8.5	24.7
Purchased transportation(1)	60,619	20.1	56,319	21.3	7.6	120,164	20.3	108,288	21.1	11.0
Miscellaneous operating expenses	10,133	3.4	387	0.1	2518.3	13,234	2.2	2,015	0.4	556.8
Total operating expenses	260,203	86.2	225,256	85.3	15.5	504,181	85.2	443,169	86.3	13.8
Operating income	41,619	13.8	38,899	14.7	7.0	87,922	14.8	70,149	13.7	25.3
Interest income	104	0.0	109	0.0	(4.6)	236	0.0	222	0.0	6.3
Interest expense	(211)	0.0	(87)	0.0	142.5	(493)	0.0	(204)	0.0	141.7
Other income	2,436	0.8	2,591	1.0	(6.0)	4,899	0.8	3,457	0.6	41.7
Total other income	2,329	0.8	2,613	1.0	(10.9)	4,642	0.8	3,475	0.6	33.6
Income before income taxes	43,948	14.6	41,512	15.7	5.9	92,564	15.6	73,624	14.3	25.7
Income taxes	15,759	5.2	15,496	5.9	1.7	34,434	5.8	28,276	5.5	21.8
Net income	$28,189	9.4%	$26,016	9.8%	8.4%	$58,130	9.8%	$45,348	8.8%	28.2%
Net income attributable to noncontrolling interest	(551)	(0.2)	(255)	(0.1)	116.1	(930)	(0.1)	(524)	(0.1)	77.5
Net income attributable to Knight Transportation	$27,638	9.2%	$25,761	9.7%	7.3%	$57,200	9.7%	$44,824	8.7%	27.6%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and six months ended June 30, 2015 and June 30, 2014, is set forth below.

Comparison of Three Months and Six Months Ended June 30, 2015 to Three and Six Months Ended June 30, 2014.

Total revenue increased 14.3% and 15.3% for the three months and six months ended June 30, 2015, respectively, to $301.8 million from $264.2 million, and to $592.1 million from $513.3 million, for the same periods in 2014, respectively. Both our Trucking and Logistics segments experienced revenue growth and contributed to the increase in total revenue.

Trucking revenue excluding fuel surcharge increased 24.2% to $212.4 million for the three months ended June 30, 2015, from $171.0 million for the same three months in 2014, and 24.6% to $414.6 million for the six months ended June 30, 2015 from $332.8 million for the same six months in 2014. Tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, increased 2.7% for the three months ended June 30, 2015, and 3.6% for the six months ended June 30, 2015 compared to the same periods in 2014. Several factors positively impacted our average revenue per tractor including adding highly productive capacity through our acquisition of Barr-Nunn Transportation, Inc. (“Barr-Nunn”) in October 2014, improving contract rates, and increasing our average length of haul. Average revenue per loaded mile increased 6.7% and 7.5% in the three and six months ended June 30, 2015, respectively, from the same periods a year ago, offset by a 1.4% decrease in average miles per tractor in the three months and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. If positive economic conditions continue and overall industry capacity is constrained, we expect rates to continue to improve year over year throughout 2015 and beyond; however, adverse changes in either of these factors, among others, could prevent rate increases and negatively affect existing rates.

Trucking fuel surcharge decreased 26.6% to $33.2 million in the second quarter of 2015, from $45.2 million in the same quarter of 2014, and decreased 25.4% to $66.3 million in the six months ended June 30, 2015 from $88.8 million in the same six months in 2014.  Average fuel prices decreased in the three months and six months ended June 30, 2015, by 27.5% and 27.3%, respectively, from the same periods of 2014. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue is primarily generated by our Brokerage and Intermodal operating units. Logistics revenue was $56.3 million for the three months ended June 30, 2015, and $111.3 million for the six months ended June 30, 2015. Logistics revenue increased 17.5% and 21.4% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity and increased shipment volume growth in our Brokerage business, the largest component of our Logistics segment, by 64.3%.

Salaries, wages and benefits expense, as a percentage of revenue, increased to 28.0% for the three months ended June 30, 2015, compared to 24.5% for the same period in 2014, and increased to 27.8% from 24.4% for the six months ended June 30, 2015, compared to the same period in 2014. This increase was partly due to the decrease in the fuel surcharge component of consolidated revenue in both the three months and six months ended June 30, 2015 from the same periods in 2014. Other factors contributing to the increase include increases in driver base pay during 2014 and the first quarter of 2015. Furthermore, we experienced a shift from purchased transportation expense to driver salaries and wages expense as more of our tractor fleet was comprised of company tractors in the three and six months ended June 30, 2015, compared to the same periods in 2014. Our office personnel salaries and wages increased as did our associated payroll taxes and costs associated with benefits provided as we increased our number of employees period over period in part due to growth in our Logistics segment. We believe that the driver market remains challenging and that the implementation of stricter regulations has further reduced the pool of available drivers. We continue to develop strategies designed to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers, and we are encouraged by the favorable turnover rates experienced this year.  To the extent these trends continue, these expenses may continue to grow as a percentage of revenue.

Fuel expense, as a percentage of revenue, decreased to 14.0% for the three months ended June 30, 2015, from 19.8% in same period in 2014, and decreased to 13.6% from 20.3% for the six months ended June 30, 2015. The U.S. National Average Diesel Fuel Price decreased in the three and six months ended June 30, 2015, compared to the same periods in 2014 by 27.5% and 27.3%, respectively. The increase in overall revenue and the revenue growth of our Logistics segment, where no fuel expense is incurred, also contributed to the decrease in fuel expense as a percentage of revenue. The effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs further contributed to the reduction in fuel expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, increased to 7.1% from 6.5% in the three months ended June 30, 2015, compared to the same period in 2014, and increased to 7.0% from 6.7% for the six months ended June 30, 2015, compared to the same period in 2014. Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  The decrease in the fuel surcharge revenue component of consolidated revenue contributed to the increases in both the three month and six month periods. Excluding the effect of the decrease in fuel surcharge revenue, maintenance and tire expenses decreased in the three month and six month periods in 2015 as compared to the same periods in 2014, while direct operating expenses including road expense, operating supplies, and driver development and recruiting costs increased in the same periods. We continue to experience tight driver market conditions, which contributed to the increased driver development and recruiting costs, and we expect the driver market to remain competitive in 2015, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased to 2.6% in the three months ended June 30, 2015 from 2.8% for the same period in 2014, and remained flat in the six months ended June 30, 2015 as compared to the same period in 2014. The improvement is due to the increased revenue, particularly from our Logistics segment, where related insurance and claims costs are typically lower as a percentage of revenue than our larger Trucking segment.

Operating taxes and license expense, as a percentage of revenue, remained flat for the three months ended June 30, 2015, and increased to 1.8% from 1.5% for the six months ended June 30, 2015, as compared to the same periods in 2014. This increase was primarily due to the decrease in the fuel surcharge component of consolidated revenue as a result of the lower average fuel price in the first half of 2015 compared to the same period in 2014. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and operating regions.

Communications expense, as a percentage of revenue, decreased slightly to 0.4% in the three months and six months ended June 30, 2015, compared to 0.5% for the same periods in 2014.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, increased to 9.1% and 9.2% in the three months and six months ended June 30, 2015, respectively, from 8.3% and 8.5% in the three months and six months ended June 30, 2014. This fixed cost as a percentage of total revenue was higher for both the three months and six months ended June 30, 2015, due to the decrease in fuel surcharge revenue driven by the fall in fuel price. Depreciation expense as a percentage of revenue, excluding fuel surcharge, increased slightly to 10.2% from 10.0% in the three months ended June 30, 2015, and to 10.4% from 10.3% for the six months ended June 30, 2015 as compared to the same periods in 2014. Depreciation expense increased as we grew our truck fleet 20.9%, primarily from our October 2014 acquisition of Barr-Nunn, and we experienced a shift from owner operated trucks to company trucks. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, excluding fuel surcharge, increased to 12.4% for the three months ended June 30, 2015, from 12.1% for the same three months of 2014, and increased to 12.7% for the six months ended June 30,2015, from 12.4% for the same six months in 2014.  This increase was offset by the growth in our less asset-intensive Logistics segment.  Our average revenue per tractor improved 2.7% in the three months ended June 30, 2015 and improved 3.6% in the six months ended June 30, 2015, compared to the same periods in 2014, which offset increases in depreciation as we added capacity and continued to renew our fleet with higher-priced EPA compliant engines. The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines that provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule. Absent offsetting improvements in average revenue per tractor or continued growth in our independent contractor fleet and Logistics operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 model year tractors are more expensive than previous model year tractors due to compliance with the National Highway Traffic Safety Administration and EPA emissions standards. Although the higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward, we expect an off-setting benefit in fuel expense as we realize fuel efficiencies from the newer model tractors.

Purchased transportation expense, as a percentage of revenue, decreased to 20.1% for the three months ended June 30, 2015 from 21.3% for the same three months in 2014, and decreased to 20.3% for the six months ended June 30, 2015, from 21.1% for the same six months in 2014.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment.  Although purchased transportation expense increased as expected with the continued growth of our Logistics segment, it decreased as a percentage of revenue, primarily due to the significant growth in our larger Trucking segment operations, which grew revenues 24.2% for the three months ended June 30, 2015, and 24.6% for the six months ended June 30, 2015. Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased as more of our tractor fleet was comprised of company tractors in the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014.  Furthermore, purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of revenue, increased to 3.4% for the three months ended June 30, 2015, from 0.1% for the same three months during 2014, and increased to 2.2% for the six months ended June 30, 2015, from 0.4% for the same six months in 2014. This increase is primarily due to the infrequent expense recorded in the second quarter of 2015 for $7.2 million pretax ($4.4 million after tax) relating to expected settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this infrequent expense, and excluding the effect of the decrease in the fuel surcharge component of consolidated revenue, miscellaneous operating expenses increased in both the three months and six months ended June 30, 2015 as compared to the same periods in 2014 due to increased legal expense associated with the infrequent claim expense, an increase in costs associated with technology and our management information systems, and revenue equipment operating lease expense. Gains from the sale of used equipment are included in miscellaneous operating expenses and increased to $5.2 million for the three months ended June 30, 2015, from $4.6 million for the same three months in 2014, and increased to $9.9 million for the six months ended June 30, 2015, from $8.9 million for the same six months in 2014. We believe the used equipment market will remain strong through 2015 and help off-set other miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of revenue) was 86.2% for the second quarter of 2015, compared to 85.3% for the same quarter of 2014, and 85.2% for the six months ended June 30, 2015, compared to 86.3% for the same six months in 2014.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 84.5% for the second quarter of 2015, compared to 82.2% for the same quarter of 2014, and 83.3% for the six months ended June 30, 2015, compared to 83.5% for the same six months in 2014.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the $7.2 million infrequent expense related to expected settlement costs, our non-GAAP consolidated operating ratio was 81.8%, and 81.9% for the three months and six months ended June 30, 2015, respectively.

Interest income and expense remained constant as a percentage of revenue. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million. Our debt balance was decreased by $49.4 million during the six months ended June 30, 2015, to $85.0 million from $134.4 million at December 31, 2014.

Other income, as a percentage of revenue, decreased to 0.8% for the three months ended June 30, 2015, from 1.0% for the same three months in 2014, and increased to 0.8% for the six months ended June 30 2015, from 0.6% for the same six months in 2014. These changes are primarily due to investment activity and realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 36.3% for the three months ended June 30, 2015, and 37.6% for the same three months in 2014, while our effective tax rate was 37.6% for the six months ended June 2015, and 38.7% for the same six months in 2014.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation increased 7.3% for the three months ended June 30, 2015, and increased 27.6% for the six months ended June 30, 2015, compared to the same periods during 2014.

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

Net cash provided by operating activities was $107.5 million for the six months ended June 30, 2015, compared to $77.9 million provided during the same period in 2014.

Net cash used in investing activities was $32.4 million for the six months ended June 30, 2015, compared to net cash used of $57.4 million for the same period in 2014. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $39.6 million for the six months ended June 30, 2015, compared to $61.4 million for the same period in 2014. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $115.0 million to $130.0 million for the remainder of 2015.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $81.2 million for the six months ended June 30, 2015, compared to $21.3 million for the same period in 2014.  Net cash payments towards line of credit borrowings were $49.4 million for the six months ended June 30, 2015, compared to $22.6 million in the same period of 2014. We repurchased approximately 1.0 million company shares for $30.3 million in the six months ended June 30, 2015 with no corresponding purchases in the same period of 2014. We also paid $10.1 million for dividends in the six months ended June 30, 2015, and $9.9 million for the same period of 2014.  Proceeds from exercises of stock options were $6.5 million in the six months ended June 30, 2015, compared to $10.8 million in the same period of 2014. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million. The aggregate amount outstanding under our line of credit was $85.0 million as of June 30, 2015, compared to $134.4 million as of December 31, 2014. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $26.9 million as of June 30, 2015, and $24.3 million as of December 31, 2014.  Combining the amounts borrowed and letters of credit issued, we had $188.1 million available at June 30, 2015, for future borrowing under our existing line of credit, compared to $141.3 million as of December 31, 2014.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of June 30, 2015, and December 31, 2014.

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  As of June 30, 2015, we held 719,682 shares of USA Truck stock, representing less than 10% of the outstanding stock of USA Truck. The recorded value of our USA Truck stock as of June 30, 2015, was $15.3 million, based on the $21.23 closing price of the stock on such date.

As of June 30, 2015, our cash and cash equivalents totaled approximately $10.9 million compared to $17.1 million as of December 31, 2014.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our consolidated statements of income, and totaled $1.2 million, and $0.6 million for the three months ended June 30, 2015, and 2014, respectively, and $2.4 million, and $1.2 million for the six months ended June 30, 2015, and 2014, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2014 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  In the second quarter of 2015 we amended the variable interest rate incurred on our line of credit borrowings. At June 30, 2015, our line of credit incurred a variable interest rate either at the prime rate or LIBOR, plus 0.625%, prior to this amendment, the interest rate on our line of credit was at the prime rate or LIBOR, plus 0.75%

 Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first six months of 2015, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $0.9 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of June 30, 2015, and December 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the six months ended June 30, 2015, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $6.5 million.

Equity Price Risk

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. As of June 30, 2015, we held 719,682 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $21.23 closing price on June 30, 2015, a 30% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $4.6 million and reduce our shareholders’ equity by 0.4%.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

We are a defendant in a class action lawsuit which was filed on May 8, 2008, in the California Superior Court for Tulare County. The plaintiffs, who are current and former drivers and who worked for us during the period of May 8, 2004 through the present, allege claims for failure to provide meal periods, inaccurate itemized pay statements and other items under the California Labor Code.  During the second quarter of 2015, we reached a preliminary settlement with the plaintiffs. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or the case may continue on to trial, which could result in a judgment for a different amount.

We are also a defendant in a class action lawsuit which was filed on June 10, 2010, in the Oregon Circuit Court for Multnomah County. The plaintiffs, who are current and former drivers who worked for us during the period of June 10, 2004 through the date of the lawsuit was filed, allege the Company failed to pay minimum wage for attending pre-employment orientation and failed to pay minimum wage for work performed during certain pay periods after the start of employment. On July 2, 2015, the court, following a bench trial, issued a decision finding that we failed to pay minimum wage to some class members for work performed during certain pay periods and assessed statutory penalties and prejudgment interest related to our failure to comply with minimum wage obligations. A final judgment has not yet been entered.

As a result of the California settlement and the Oregon decision, during the second quarter of 2015, we accrued a total of $7.2 million, including the plaintiffs’ estimated attorneys’ fees and related costs and excluding attorneys’ fees and costs related to our defense, in our condensed consolidated financial statements. We had previously accrued $0.2 million as of December 31, 2014 related to these cases.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2015
Common Stock Repurchase Program (1)	-	-	-	7,438,556
Other Transactions (2)	-	-	-	-
May 1-31, 2015
Common Stock Repurchase Program (1)	555,323	$29.60	555,323	6,883,233
Other Transactions (2)	1,118	$29.67	-	-
June 1-30, 2015
Common Stock Repurchase Program (1)	487,451	$28.53	487,451	6,395,782
Other Transactions(2)	-	-	-	-
Total	1,043,892	$29.10	1,042,774	6,395,782

(1)
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

(2)
Other Transactions include restricted shares of our common stock withheld and used to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreement and was not part of any stock repurchase program.

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)	2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated February 7, 2013 and filed on February 13, 2013.)
Exhibit 4		Instruments defining the rights of security holders, including indentures
	(4.1)	Articles 4, 10, and 11 of the Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-Q.)
	(4.2)	Sections 2 and 5 of the 2013 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)
Exhibit 10		Material Contracts
	(10.1)*#	Form of Director's Compensatory Restricted Stock Grant Agreement.
	(10.2)*#	Form of Performance Unit Officer Grant Agreement.
	(10.3)*	Second Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated June 26, 2015.
	(10.4)#	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on April 29, 2015.)
Exhibit 31		Section 302 Certifications
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

KNIGHT TRANSPORTATION, INC.

Date: August 10, 2015	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: August 10, 2015	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant