Form 10-Q
period 2015-09-30
KNIGHT TRANSPORTATION INC
filed 2015-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
[  ]  Yes                       [X]  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 30, 2015, was 80,920,787 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$12,703	$17,066
Trade receivables, net of allowance for doubtful accounts of $3,010 and $3,355, respectively	134,985	143,531
Notes receivable, net of allowance for doubtful notes receivable of $281 and $351, respectively	731	1,020
Prepaid expenses	23,472	17,423
Assets held for sale	18,005	23,248
Other current assets	14,251	13,345
Income tax receivable	9,713	19,432
Current deferred tax assets	3,785	3,187
Total current assets	217,645	238,252

Property and Equipment:
Revenue equipment	879,703	803,410
Land and land improvements	52,744	52,531
Buildings and building improvements	130,265	125,492
Furniture and fixtures	16,949	17,322
Shop and service equipment	16,850	16,653
Leasehold improvements	3,102	3,037
Gross property and equipment	1,099,613	1,018,445
Less: accumulated depreciation and amortization	(295,389)	(266,399)
Property and equipment, net	804,224	752,046
Notes receivable, long-term	3,459	4,065
Goodwill	47,055	47,067
Intangible assets, net	3,200	3,575
Other long-term assets, restricted cash and investments	22,339	37,280
Total long-term assets	880,277	844,033
Total assets	$1,097,922	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,941	$19,122
Accrued payroll and purchased transportation	27,961	34,127
Accrued liabilities	32,518	20,604
Claims accrual – current portion	18,747	18,532
Dividend payable – current portion	306	200
Total current liabilities	104,473	92,585

Long-term Liabilities:
Claims accrual – long-term portion	11,681	11,505
Long-term dividend payable and other liabilities	2,196	2,513
Deferred tax liabilities	144,724	162,007
Long-term debt	120,000	134,400
Total long-term liabilities	278,601	310,425

Total liabilities	383,074	403,010

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,916 and 81,842 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	809	818
Additional paid-in capital	203,073	185,184
Accumulated other comprehensive income	3,506	12,231
Retained earnings	505,165	479,527
Total Knight Transportation shareholders' equity	712,553	677,760
Noncontrolling interest	2,295	1,515
Total shareholders’ equity	714,848	679,275

Total liabilities and shareholders' equity	$1,097,922	$1,082,285

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Revenue, before fuel surcharge	$269,930	$227,829	$795,767	$652,333
Fuel surcharge	30,192	43,718	96,458	132,532
Total revenue	300,122	271,547	892,225	784,865
OPERATING EXPENSES:
Salaries, wages and benefits	85,514	65,296	249,921	190,779
Fuel	39,795	51,221	120,247	155,422
Operations and maintenance	20,390	17,305	62,065	51,481
Insurance and claims	8,149	7,530	25,076	22,414
Operating taxes and licenses	3,373	4,338	13,954	12,265
Communications	849	1,164	3,066	3,621
Depreciation and amortization	28,204	22,684	82,728	66,422
Purchased transportation	62,115	60,017	182,279	168,305
Miscellaneous operating expenses	5,307	2,201	18,541	4,216
Total operating expenses	253,696	231,756	757,877	674,925

Income from operations	46,426	39,791	134,348	109,940

Interest income	140	104	377	326
Interest expense	(220)	(135)	(714)	(339)
Other income	2,335	2,399	7,234	5,856
Income before income taxes	48,681	42,159	141,245	115,783

Income taxes	17,946	16,786	52,379	45,062
Net income	30,735	25,373	88,866	70,721

Net income attributable to noncontrolling interest	(452)	(273)	(1,382)	(797)
Net income attributable to Knight Transportation	$30,283	$25,100	$87,484	$69,924

Earnings per share:
Basic	$0.37	$0.31	$1.07	$0.87
Diluted	$0.37	$0.31	$1.06	$0.86
Dividends declared per share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares Outstanding – Basic	81,127	81,035	81,678	80,802

Weighted Average Shares Outstanding – Diluted	82,005	82,097	82,714	81,776

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$30,735	$25,373	$88,866	$70,721
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(1,307)	(892)	(4,093)	(1,450)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	(1,365)	(700)	(4,632)	3,393
Comprehensive income	$28,063	$23,781	$80,141	$72,664
Comprehensive income attributable to noncontrolling interest	(452)	(273)	(1,382)	(797)
Comprehensive income attributable to Knight Transportation	$27,611	$23,508	$78,759	$71,867

(1)	Net of current income tax expense of $823, $552, $2,576, and $897, respectively.
(2)	Net of deferred income tax (benefit)/expense of $(875), $(433), $(3,024), and $2,100, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:

Net income	$88,866	$70,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,728	66,422
Gain on sale of equipment	(12,181)	(13,212)
Gain from sale of available-for-sale securities	(6,669)	(2,347)
Impairment of investment in Transportation Resource Partners I	-	1,041
Gain from sale of Transportation Resource Partners I	(122)	-
Income from investment in Transportation Resource Partners III	(443)	(3,490)
Non-cash compensation expense for issuance of common stock to certain members of Board of Directors	354	200
Provision for doubtful accounts and notes receivable	1,216	998
Excess tax benefits related to stock-based compensation	(3,064)	(1,023)
Stock-based compensation expense, net of forfeitures	5,288	2,933
Deferred income taxes	(12,281)	(12,478)

Changes in operating assets and liabilities:
Trade receivables	7,368	(10,385)
Other current assets	(906)	(1,323)
Prepaid expenses	(6,049)	(2,819)
Income tax receivable	9,719	-
Other long-term assets	(1,643)	885
Accounts payable	(3,021)	5,095
Accrued liabilities and claims accrual	7,479	15,849
Net cash provided by operating activities	156,639	117,067

Cash Flows From Investing Activities:
Purchases of property and equipment	(166,790)	(185,892)
Proceeds from sale of equipment/assets held for sale	57,938	64,584
Proceeds from notes receivable	1,442	1,426
Payments for notes receivable	-	(115)
Proceeds from related party notes receivable	-	748
Change in restricted cash and investments	(25)	(17)
Proceeds from sale of available-for-sale securities	9,339	4,697
Investment activity in Transportation Resource Partners	191	774
Net cash used in investing activities	(97,905)	(113,795)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Financing Activities:
Dividends paid	$(15,003)	$(14,733)
Payments to repurchase company stock	(45,345)	-
Payments on line of credit borrowings, net	(14,400)	(1,000)
Excess tax benefits related to stock-based compensation	3,064	1,023
Cash distribution to noncontrolling interest holder	(603)	(589)
Proceeds from exercise of stock options	9,190	12,643
Net cash used in financing activities	(63,097)	(2,656)
Net (decrease)/increase in Cash and Cash Equivalents	(4,363)	616
Cash and Cash Equivalents, beginning of period	17,066	992
Cash and Cash Equivalents, end of period	$12,703	$1,608

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$8,852	$12,491
Transfer from property and equipment to assets held for sale	$32,800	$43,308
Financing provided to independent contractors for equipment sold	$571	$1,341
Net dividend accrued for restricted stock units	$137	$131
Cash flow information:
Income taxes paid	$52,000	$58,582
Interest expense paid	$749	$345

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

Note 2.                      Stock-Based Compensation

In May 2015, our shareholders approved the 2015 Omnibus Incentive Plan. This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Omnibus Incentive Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Omnibus Incentive Plan in May 2015, all grants of stock-based compensation are made under the 2015 Omnibus Incentive Plan.  Stock-based compensation expense for the three months and nine months ended September 30, 2015, and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock compensation expense for options, net of forfeitures	$307	$181	$754	$453
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,380	866	4,534	2,480
Total stock compensation expense	$1,687	$1,047	$5,288	$2,933

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of September 30, 2015, we have approximately $3.5 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 2.0 years and a total period of 3.6 years.  We have approximately $11.3 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.7 years and a total period of 7.3 years. We also have approximately $8.1 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period of 3.0 years and total period of 3.3 years.

A total of 590,141 stock options were granted during the first nine months of 2015 and 394,550 stock options were granted during the first nine months of 2014. We received approximately $9.2 million in cash from the exercise of stock options during the nine months ended September 30, 2015, compared to $12.6 million for the same period in 2014.

A summary of the option award activity under our equity compensation plans as of September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2014	2,142,971	$17.80
Granted	590,141	29.81
Exercised	(555,896)	16.49
Forfeited	(93,589)	20.77
Outstanding as of September 30, 2015	2,083,627	21.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Nine Months Ended September 30,
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

A total of 13,950 and 9,000 restricted stock unit awards were granted during the first nine months of 2015 and 2014, respectively. A summary of the restricted stock unit award activity under our equity compensation plans as of September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	1,073,546	$16.22
Granted	13,950	29.11
Vested	(172,003)	16.14
Forfeited	(15,730)	16.81
Unvested as of September 30, 2015	899,763	16.42

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

A total of 165,720 PRSUs were granted in the nine months ended September 30, 2015, and 181,112 PRSUs were granted in the nine months ended September 30, 2014. A summary of the performance restricted stock unit award activity for the nine months ended September 30, 2015 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	181,112	$23.85
Granted	165,720	29.30
Vested	-	-
Cancelled	(5,050)	26.20
Unvested as of September 30, 2015	341,782	26.46

The performance measurement period for the PRSUs granted in the nine months ended September 30, 2015, is April 1, 2015 to December 31, 2017, and the performance measurement period for the PRSUs granted in the nine months ended September 30, 2014, is January 1, 2014 to December 31, 2016. These awards will vest thirteen months following the expiration of the performance measurement period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Nine Months Ended September 30,
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

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Weighted average common shares outstanding – basic	81,127	81,035	81,678	80,802
Dilutive effect of stock options and unvested restricted stock units	878	1,062	1,036	974
Weighted average common shares outstanding – diluted	82,005	82,097	82,714	81,776

Net income attributable to Knight Transportation	$30,283	$25,100	$87,484	$69,924

Basic Earnings Per Share	$0.37	$0.31	$1.07	$0.87
Diluted Earnings per Share	$0.37	$0.31	$1.06	$0.86

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

The number of anti-dilutive shares are:

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2015	2014	2015	2014
Number of anti-dilutive shares	597,076	288,334	322,036	286,159

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$242,046	80.6	$217,848	80.2	$722,963	81.0	$639,571	81.5
Logistics Segment	62,773	20.9	54,787	20.2	181,339	20.3	148,517	18.9
Subtotal	304,819		272,635		904,302		788,088
Intersegment Eliminations Trucking	(38)	0.0	(4)	0.0	(116)	0.0	(65)	0.0
Intersegment Eliminations Logistics	(4,659)	(1.5)	(1,084)	(0.4)	(11,961)	(1.3)	(3,158)	(0.4)
Total	$300,122	100%	$271,547	100%	$892,225	100%	$784,865	100%

Operating Income:
Trucking Segment	$42,710	92.0	$35,514	89.3	$122,800	91.4	$100,491	91.4
Logistics Segment	3,716	8.0	4,277	10.7	11,548	8.6	9,449	8.6
Total	$46,426	100%	$39,791	100%	$134,348	100%	$109,940	100%

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

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (Trucking operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue). We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for or superior to, and should be considered in addition to, the GAAP operating ratio. Pursuant to the requirements of the SEC's Regulation G, the tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$242,046		$217,848		$722,963		$639,571
Operating expenses	199,336	82.4	182,334	83.7	600,163	83.0	539,080	84.3
Operating income	$42,710		$35,514		$122,800		$100,491

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$242,046		$217,848		$722,963		$639,571
Less: Trucking fuel surcharge revenue	(30,192)		(43,718)		(96,458)		(132,532)
Less: Intersegment transactions	(38)		(4)		(116)		(65)
Revenue, net of fuel surcharge and intersegment transactions	211,816		174,126		626,389		506,974
Operating expenses	199,336		182,334		600,163		539,080
Less: Trucking fuel surcharge revenue	(30,192)		(43,718)		(96,458)		(132,532)
Less: Intersegment transactions	(38)		(4)		(116)		(65)
Operating expenses, net of fuel surcharge and intersegment transactions	169,106	79.8	138,612	79.6	503,589	80.4	406,483	80.2
Operating income	$42,710		$35,514		$122,800		$100,491

(1)
These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.  Although we believe that this non-GAAP presentation of our operating ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in the transportation industry may define the non-GAAP operating ratio differently.  As a result, it may be difficult to use non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking segment was approximately $27.2 million and $21.5 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense for the Trucking segment was approximately $79.7 million and $62.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Logistics Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for our customers. We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.   Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes that we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$62,773		$54,787		$181,339		$148,517
Operating expenses	59,057	94.1	50,510	92.2	169,791	93.6	139,068	93.6
Operating income	$3,716		$4,277		$11,548		$9,449

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$62,773		$54,787		$181,339		$148,517
Less: Intersegment transactions	(4,659)		(1,084)		(11,961)		(3,158)
Revenue excluding intersegment transactions	58,114		53,703		169,378		145,359
Operating expenses	59,057		50,510		169,791		139,068
Less: Intersegment transactions	(4,659)		(1,084)		(11,961)		(3,158)
Operating expenses excluding intersegment transactions	54,398	93.6	49,426	92.0	157,830	93.2	135,910	93.5
Operating income	$3,716		$4,277		$11,548		$9,449

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

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Combined Brokerage and Intermodal gross margin percentage(1)	16.0%	15.2%	16.1%	14.2%

(1)	Gross margin percentage is based on revenue, net of intersegment eliminations.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.0 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense for the Logistics segment was approximately $3.0 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 5.                      Joint Ventures

In July 2014, we formed an Arizona limited liability company, Kool Trans, LLC, for the purpose of expanding our refrigerated trucking business. In October 2015, we amended the Articles of Organization to change the company name to Kold Trans, LLC. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into our consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

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

We are a defendant in a class action lawsuit which was filed on May 8, 2008, in the California Superior Court for Tulare County. The plaintiffs, who are current and former drivers and who worked for us during the period of May 8, 2004 through August 6, 2015, allege claims for failure to provide meal periods, inaccurate itemized pay statements and other items under the California Labor Code.  During the second quarter of 2015, we reached a preliminary settlement with the plaintiffs. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or the case may continue on to trial, which could result in a judgment for a different amount.

We are also a defendant in a class action lawsuit which was filed on June 10, 2010, in the Oregon Circuit Court for Multnomah County. The plaintiffs, who are current and former drivers who worked for us during the period of June 10, 2004 through June 10, 2010, allege the Company failed to pay minimum wage for attending pre-employment orientation and failed to pay minimum wage for work performed during certain pay periods after the start of employment. On July 2, 2015, the court, following a bench trial, issued a decision finding that we failed to pay minimum wage to some class members for work performed during certain pay periods and assessed statutory penalties and prejudgment interest related to our failure to comply with minimum wage obligations. A final judgment has not yet been entered. Shortly after the end of the third quarter of 2015, we reached a preliminary settlement with the plaintiffs and the current and former drivers who worked for us during the period June 11, 2010 through September 30, 2015. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or a final judgment may be entered, which could result in a judgment for a different amount.

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

At September 30, 2015, we carried a contingent liability of $3.5 million in “accrued liabilities” in the accompanying condensed consolidated balance sheet, for a one-time earn-out relating to our October 2014 acquisition of Barr-Nunn Transportation Inc. (“Barr-Nunn”). The earn-out was provided for in the stock purchase agreement in connection with the Barr-Nunn acquisition, and was subject to achievement of an operating income target for Barr-Nunn and retention of certain Barr-Nunn key personnel for the four fiscal quarters ended September 30, 2015. This contingent liability was estimated as of the date of acquisition. All contingencies were satisfied, and accordingly, the earn-out was paid in full in October 2015.

Note 7.                      Dividends

In August 2015, we announced a cash dividend of $0.06 per share of our common stock which was paid in September 2015. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

Note 8.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center locations or corporate headquarters. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At September 30, 2015 and December 31, 2014, we had approximately $8.8 million and $6.9 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 9.                      Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years. The gross carrying amount of these intangible assets at September 30, 2015, and December 31, 2014 was $3.7 million, and the accumulated amortization balance was $0.5 million and $0.1 million, respectively. Amortization expense associated with these intangible assets is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.1 million for the remainder of 2015, and $0.5 million for each of the years 2016 through 2019.

The changes in the carrying amount of goodwill, and intangible assets, for the nine months ended September 30, 2015, are as follows:

	Goodwill	Intangibles
	(in thousands)
Balance at December 31, 2014	$47,067	$3,575
Amortization relating to deferred tax assets	(12)	-
Amortization expense	-	(375)
Balance at September 30, 2015	$47,055	$3,200

Note 10.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized in the three months ended September 30, 2015 or 2014 from TRP investment activity. In the nine months ended September 30, 2015, we recognized a net gain of $122,000 from TRP investment activity, and a net gain of $519,000 in the same nine months of 2014. The carrying value of our investment in TRP was $477,000 at September 30, 2015 and December 31, 2014. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on the accompanying condensed consolidated balance sheets.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of September 30, 2015, we have contributed approximately $11.0 million to TRP III, leaving an outstanding commitment of $4.0 million. Our investment in TRP III is accounted for using the equity method. For the three months ended September 30, 2015, we recorded income of approximately $204,000, for our investment in TRP III, and $1.5 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we recognized income of $443,000, and $3.5 million, respectively, for TRP III. The carrying value of our investment in TRP III was $5.8 million and $5.4 million as of September 30, 2015 and December 31, 2014, respectively, and is included within "Other long-term assets, restricted cash, and investments" on the accompanying condensed consolidated balance sheets.

In July 2015, we committed to invest in a new partnership, TRP Capital Partners, LP. The new partnership is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to the new partnership, and no contribution has been made as of September 30, 2015.

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

The following table shows our realized gains during the three months and nine months ended September 30, 2015 and 2014 on certain securities that were held as available-for-sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Realized gains
Sales proceeds	$3,151	$2,796	$9,339	$4,697
Cost of securities sold	1,021	1,352	2,670	2,350
Realized gain	$2,130	$1,444	$6,669	$2,347

Realized gains, net of taxes	$1,307	$892	$4,093	$1,450

As of September 30, 2015, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying condensed consolidated balance sheets, was approximately $9.9 million, including gross unrealized gains of approximately $5.7 million or $3.5 million (net of tax). As of December 31, 2014, our available-for-sale investment balance was approximately $26.9 million, including gross unrealized gains of approximately $20.0 million or $12.2 million (net of tax).

Note 12.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at September 30, 2015 and December 31, 2014, totaled $18.0 million and $23.2 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2012 through 2014 tax years remain subject to examination by federal and most state tax authorities, and the 2010 through 2014 tax years remain subject to examination by some state tax authorities.  We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  We have not recorded any unrecognized tax benefits at September 30, 2015 or December 31, 2014.

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

Under the share repurchase program, we repurchased 564,016 shares for $15.0 million in the three months ended September 30, 2015, and 1,606,790 shares for $45.3 million in the nine months ended September 30, 2015. As of September 30, 2015, there were 5,831,766 shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2015 and December 31, 2014.

	Total	Total	Level One		Level Two		Level Three
	Balance at September 30, 2015	Balance at December 31, 2014	Balance at September 30, 2015	Balance at December 31, 2014	Balance at September 30, 2015	Balance at December 31, 2014	Balance at September 30, 2015	Balance at December 31, 2014
	(in thousands)
Assets:
Available-for-sale securities:
Equity securities - common shares	$9,888	$26,884	$9,888	$26,884	-	-	-	-
Restricted cash and investments:
Money market funds	$988	$1,027	$988	$1,027	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,301	$2,237	-	-	$2,301	$2,237	-	-

Note 16.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are determined in the contracts and generally range from 2% to 20%.

The notes receivable balances are classified separately between current and long-term on the consolidated balance sheets.  The current and long-term balance of our notes receivable at September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Notes receivable from independent contractors	$797	$1,554
Notes receivable from third parties	3,674	3,882
Gross notes receivable	4,471	5,436
Allowance for doubtful notes receivable	(281)	(351)
Total notes receivable, net of allowance	4,190	5,085

Current portion, net of allowance	731	1,020
Long-term portion	$3,459	$4,065

Note 17.                      Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures December 1, 2017. We incur interest on borrowings under the line of credit at either the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had $120.0 million outstanding under the line of credit as of September 30, 2015, compared to $134.4 million as of December 31, 2014.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the nine months ended September 30, 2015 was 0.89%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of September 30, 2015, we also utilized $27.2 million of the line of credit for letters of credit issued to various regulatory authorities in connection with our self-insurance programs.  With the outstanding letters of credit and debt borrowed, we have $152.8 million available for future borrowings as of September 30, 2015.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the nine months ended September 30, 2015 was 1.10%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at September 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017. We are currently evaluating this standard and our existing revenue recognition policies to determine which of our customer arrangements in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption of this standard.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding general trucking industry issues,  the average age of our tractors and trailers, truckload freight demand and supply, equipment utilization, future rate increases, driver recruiting and retention costs, including driver pay, fuel cost and efficiency, new and used equipment prices, purchased transportation expense, working capital needs, liquidity constraints, investment income, and pending litigation; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  Words such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” “plans,” “goals,” “may,” “will,” “should,” “could,” “potential,” “continue,” “future” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2014, along with any supplements in Part II below. Readers should review and consider the factors that may affect future results and other disclosures by us in our press releases, Form 10-K for our most recent fiscal year, and other filings with the SEC.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, were as follows:

●	Total Revenue increased 10.5%, to $300.1 million from $271.5 million;

●	Revenue, before fuel surcharge, increased 18.5%, to $269.9 million from $227.8 million;

●	Net income attributable to Knight increased 20.6%, to $30.3 million from $25.1 million; and

●	Net earnings attributable to Knight per diluted share increased to $0.37 per share from $0.31 per share.

We grew our consolidated revenues and improved our operating income despite a less robust freight demand environment in the third quarter of 2015, than the same period in 2014. Our efforts to improve yield and drive operational efficiencies, provide industry-leading service, and intensify our cost control efforts also contributed to the positive quarterly results.

During the third quarter of 2015, our Trucking segment increased revenue, excluding trucking fuel surcharge, 21.6%, and improved operating income 20.3%.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 1.8% in the third quarter of 2015 compared to the third quarter of 2014.  This improvement resulted from a 4.6% improvement in revenue per loaded mile and a 2.6% increase in length of haul, slightly offset by a 0.2% decrease in average miles per tractor, and increased non-paid empty mile percent. Our Trucking segment operating ratio (Trucking operating expenses, net of Trucking fuel surcharge, expressed as a percentage of Trucking revenue, before Trucking fuel surcharge), which is a non-GAAP measurement, was 79.8% for the quarter ended September 30, 2015 compared to 79.6% for the same quarter in 2014.

Our Logistics segment continued to grow in the third quarter of 2015 by increasing revenue 8.2%. Our brokerage business, the largest component of our Logistics segment, increased revenue 11.7%, with an 8.8% improvement in operating income, when compared to the same quarter last year. Load volume in the brokerage business increased 64.8%, while revenue per load was negatively impacted primarily by lower fuel surcharge and a shorter length of haul in the third quarter of 2015 compared to the same quarter last year. Our Logistics segment operating ratio was 93.6%, and 92.0% for the third quarter of 2015 and 2014, respectively.

In the third quarter of 2015, we returned $19.9 million to our shareholders in the form of quarterly cash dividends of $4.9 million, and stock repurchases of $15.0 million. We ended the quarter with $712.6 million of shareholders' equity. In the third quarter of 2015, we generated $49.2 million in cash flow from operations and used $69.2 million for capital expenditures net of equipment sales.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$242,046	80.6	$217,848	80.2	$722,963	81.0	$639,571	81.5
Logistics Segment	62,773	20.9	54,787	20.2	181,339	20.3	148,517	18.9
Subtotal	304,819		272,635		904,302		788,088
Intersegment Eliminations Trucking	(38)	0.0	(4)	0.0	(116)	0.0	(65)	0.0
Intersegment Eliminations Logistics	(4,659)	(1.5)	(1,084)	(0.4)	(11,961)	(1.3)	(3,158)	(0.4)
Total	$300,122	100%	$271,547	100%	$892,225	100%	$784,865	100%

Operating Income:
Trucking Segment	$42,710	92.0	$35,514	89.3	$122,800	91.4	$100,491	91.4
Logistics Segment	3,716	8.0	4,277	10.7	11,548	8.6	9,449	8.6
Total	$46,426	100%	$39,791	100%	$134,348	100%	$109,940	100%

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

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Trucking segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line of our condensed consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Trucking segment are the acquisition and depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis that many in our industry use (Trucking operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue). We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for or superior to, and should be considered in addition to, the GAAP operating ratio. Pursuant to the requirements of the SEC's Regulation G, the tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$242,046		$217,848		$722,963		$639,571
Operating expenses	199,336	82.4	182,334	83.7	600,163	83.0	539,080	84.3
Operating income	$42,710		$35,514		$122,800		$100,491

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$242,046		$217,848		$722,963		$639,571
Less: Trucking fuel surcharge revenue	(30,192)		(43,718)		(96,458)		(132,532)
Less: Intersegment transactions	(38)		(4)		(116)		(65)
Revenue, net of fuel surcharge and intersegment transactions	211,816		174,126		626,389		506,974
Operating expenses	199,336		182,334		600,163		539,080
Less: Trucking fuel surcharge revenue	(30,192)		(43,718)		(96,458)		(132,532)
Less: Intersegment transactions	(38)		(4)		(116)		(65)
Operating expenses, net of fuel surcharge and intersegment transactions	169,106	79.8	138,612	79.6	503,589	80.4	406,483	80.2
Operating income	$42,710		$35,514		$122,800		$100,491

(1)
These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.  Although we believe that this non-GAAP presentation of our operating ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in the transportation industry may define the non-GAAP operating ratio differently.  As a result, it may be difficult to use non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Average revenue per tractor(1)	$43,863	$43,100	$130,398	$126,648
Average length of haul (miles)	505	492	505	497
Non-paid empty mile percent	12.1%	9.8%	11.7%	9.6%
Average tractors in operation during period	4,829	4,040	4,804	4,003
Average trailers in operation during period	12,021	9,381	11,668	9,163

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,829 tractors in the third quarter of 2015, of which 4,360 were company-owned tractors as of September 30, 2015. The average age of our company-owned tractor fleet was 1.7 years at September 30, 2015, which we expect to maintain approximately the same for the remainder of 2015.  We also operated an average of 12,021 trailers in the third quarter of 2015, with an average age of 4.6 years as of September 30, 2015.  We expect the average age of our trailers to remain approximately the same or decrease slightly during the remainder of 2015 as we refresh our fleet. Our net property, plant, and equipment at September 30, 2015, was $804.2 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also generally be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $27.2 million in the third quarter of 2015, and approximately $79.7 million in the first nine months of 2015.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage operating unit and continued increases in the number of customers utilizing our Logistics services contributed to the improved revenue realized in the third quarter of 2015.

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers) which is included in the "Purchased transportation" line in the accompanying condensed consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our condensed consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$62,773		$54,787		$181,339		$148,517
Operating expenses	59,057	94.1	50,510	92.2	169,791	93.6	139,068	93.6
Operating income	$3,716		$4,277		$11,548		$9,449

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$62,773		$54,787		$181,339		$148,517
Less: Intersegment transactions	(4,659)		(1,084)		(11,961)		(3,158)
Revenue excluding intersegment transactions	58,114		53,703		169,378		145,359
Operating expenses	59,057		50,510		169,791		139,068
Less: Intersegment transactions	(4,659)		(1,084)		(11,961)		(3,158)
Operating expenses excluding intersegment transactions	54,398	93.6	49,426	92.0	157,830	93.2	135,910	93.5
Operating income	$3,716		$4,277		$11,548		$9,449

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Combined Brokerage and Intermodal gross margin percentage(1)	16.0%	15.2%	16.1%	14.2%

(1)	Gross margin percentage is based on revenue net of intersegment eliminations.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.0 million in the third quarter of 2015, and $3.0 million in the first nine months of 2015, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2015, we expect truckload freight demand will be less robust than the demand levels of the fourth quarter of 2014.  Truckload capacity is somewhat less constricted currently than it was in 2014, due to a combination of several factors, such as higher than expected tractor orders in the fourth quarter of 2014, inventory build-up, and depressed activity in the industrial sectors.  In the short term, these factors may limit opportunities in the spot market for our trucking and logistics business units, and they also might affect the timing or magnitude of contractual rate increases.  Over the medium to longer term, we expect capacity in the truckload industry will remain balanced by economic and regulatory factors.  Our industry has been significantly challenged by an increasingly competitive driver market. Driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  Our driver development program remains a primary focus for our management team.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share over time.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility of an economic or industrial recession, sharp swings in energy prices that cause market dislocations, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations (such as the currently strong dollar that is limiting some exports), or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.

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

Results of Operations

The following table sets forth the condensed consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		% Change	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		% Change
	$	%	$	%	%	$	%	$	%	%
Trucking revenue	$211,816	70.6%	$174,126	64.1%	21.6%	$626,389	70.2%	$506,974	64.6%	23.6%
Trucking fuel surcharge revenue	30,192	10.1	43,718	16.1	(30.9)	96,458	10.8	132,532	16.9	(27.2)
Logistics revenue	58,114	19.3	53,703	19.8	8.2	169,378	19.0	145,359	18.5	16.5
Consolidated revenue	300,122	100.0	271,547	100.0	10.5	892,225	100.0	784,865	100.0	13.7

Operating expenses:
Salaries, wages and benefits	85,514	28.5	65,296	24.0	31.0	249,921	28.0	190,779	24.3	31.0
Fuel	39,795	13.2	51,221	18.9	(22.3)	120,247	13.5	155,422	19.8	(22.6)
Operations and maintenance	20,390	6.8	17,305	6.4	17.8	62,065	7.0	51,481	6.5	20.6
Insurance and claims	8,149	2.7	7,530	2.8	8.2	25,076	2.8	22,414	2.9	11.9
Operating taxes and licenses	3,373	1.1	4,338	1.6	(22.2)	13,954	1.5	12,265	1.6	13.8
Communications	849	0.3	1,164	0.4	(27.1)	3,066	0.3	3,621	0.5	(15.3)
Depreciation and amortization	28,204	9.4	22,684	8.4	24.3	82,728	9.3	66,422	8.5	24.5
Purchased transportation(1)	62,115	20.7	60,017	22.1	3.5	182,279	20.4	168,305	21.4	8.3
Miscellaneous operating expenses	5,307	1.8	2,201	0.8	141.1	18,541	2.1	4,216	0.5	339.8
Total operating expenses	253,696	84.5	231,756	85.4	9.5	757,877	84.9	674,925	86.0	12.3
Operating income	46,426	15.5	39,791	14.6	16.7	134,348	15.1	109,940	14.0	22.2
Interest income	140	0.0	104	0.0	34.6	377	0.0	326	0.0	15.6
Interest expense	(220)	(0.1)	(135)	0.0	63.0	(714)	(0.1)	(339)	0.0	110.6
Other income	2,335	0.8	2,399	0.9	(2.7)	7,234	0.8	5,856	0.7	23.5
Total other income	2,255	0.7	2,368	0.9	(4.8)	6,897	0.7	5,843	0.7	18.0
Income before income taxes	48,681	16.2	42,159	15.5	15.5	141,245	15.8	115,783	14.7	22.0
Income taxes	17,946	6.0	16,786	6.2	6.9	52,379	5.9	45,062	5.7	16.2
Net income	$30,735	10.2%	$25,373	9.3%	21.1%	$88,866	9.9%	$70,721	9.0%	25.7%
Net income attributable to noncontrolling interest	(452)	(0.1)	(273)	(0.1)	65.6	(1,382)	(0.1)	(797)	(0.1)	73.4
Net income attributable to Knight Transportation	$30,283	10.1%	$25,100	9.2%	20.6%	$87,484	9.8%	$69,924	8.9%	25.1%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and nine months ended September 30, 2015 and September 30, 2014, is set forth below.

Comparison of Three Months and Nine Months Ended September 30, 2015 to Three and Nine Months Ended September 30, 2014.

Total revenue increased 10.5% and 13.7% for the three months and nine months ended September 30, 2015, respectively, to $300.1 million from $271.5 million, and to $892.2 million from $784.9 million, for the same periods in 2014, respectively. Both our Trucking and Logistics segments experienced revenue growth and contributed to the increase in total revenue.

Trucking revenue excluding fuel surcharge increased 21.6% to $211.8 million for the three months ended September 30, 2015, from $174.1 million for the same three months in 2014, and 23.6% to $626.4 million for the nine months ended September 30, 2015 from $507.0 million for the same nine months in 2014. Tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, increased 1.8% for the three months ended September 30, 2015, and 3.0% for the nine months ended September 30, 2015, compared to the same periods in 2014. Several factors positively impacted our average revenue per tractor including improving contract rates and increasing our average length of haul. Average revenue per loaded mile increased 4.6% and 6.5% in the three and nine months ended September 30, 2015, respectively, from the same periods a year ago, and offset by increases in non-paid empty mile percent as well as a 0.2% and 1.0% decrease in average miles per tractor in the three months and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, respectively. We expect rates to continue to improve year over year in the fourth quarter of 2015 and beyond. However, the current environment indicates the rate of yield improvement may slow, and further adverse changes in either of these factors, among others, could slow rate increases and negatively affect existing rates.

Trucking fuel surcharge decreased 30.9% to $30.2 million in the third quarter of 2015, from $43.7 million in the same quarter of 2014, and decreased 27.2% to $96.5 million in the nine months ended September 30, 2015 from $132.5 million in the same nine months in 2014.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment. National average fuel prices decreased in the three months and nine months ended September 30, 2015, by 31.5% and 28.5%, respectively, from the same periods of 2014, causing fuel surcharge to decrease overall as well.

Logistics revenue is primarily generated by our Brokerage and Intermodal operating units. Logistics revenue was $58.1 million for the three months ended September 30, 2015, and $169.4 million for the nine months ended September 30, 2015. Logistics revenue increased 8.2% and 16.5% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Our Brokerage business, the largest component of our Logistics segment, achieved revenue growth of 11.7%, and 27.9% in the three month and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers.  We continued to increase our buyer pool, which led to increased access to third-party capacity and increased shipment volume growth in our Brokerage business by 64.8%.

Salaries, wages and benefits expense, as a percentage of revenue, increased to 28.5% for the three months ended September 30, 2015, compared to 24.0% for the same period in 2014, and increased to 28.0% from 24.3% for the nine months ended September 30, 2015, compared to the same period in 2014. Factors contributing to the increase include increases in driver base pay and a shift from purchased transportation expense to driver salaries and wages expense as a greater percentage of our tractor fleet was comprised of company tractors rather than independent contractors in the three and nine months ended September 30, 2015, compared to the same periods in 2014. Our office personnel salaries and wages increased as did our associated payroll taxes and costs associated with benefits provided as we increased our number of employees period over period in part due to growth in our Logistics segment.  We continue to develop strategies designed to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers, and we are encouraged by the favorable turnover rates experienced this year.  To the extent these trends continue, these expenses may continue to grow as a percentage of revenue.

Fuel expense, as a percentage of revenue, decreased to 13.2% for the three months ended September 30, 2015, from 18.9% in same period in 2014, and decreased to 13.5% from 19.8% for the nine months ended September 30, 2015. These decreases were primarily due to the U.S. National Average Diesel Fuel Price decreasing in the three and nine months ended September 30, 2015, compared to the same periods in 2014 by 31.5% and 28.5%, respectively. The increase in overall revenue and the revenue growth of our Logistics segment, where no fuel expense is incurred, also contributed to the decrease in fuel expense as a percentage of revenue. The effectiveness of our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs further contributed to the reduction in fuel expense. Our fuel surcharge program helps to offset our fuel expense, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of revenue, increased to 6.8% from 6.4% in the three months ended September 30, 2015, compared to the same period in 2014, and increased to 7.0% from 6.5% for the nine months ended September 30, 2015, compared to the same period in 2014. Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  The increases in operations and maintenance expense as a percentage of revenue, in both the three month and nine month periods ended September 30, 2015, compared to the same periods in 2014, are primarily due to the decrease in the fuel surcharge revenue component of consolidated revenue in both periods. Operations and maintenance expense, as a percentage of revenue excluding fuel surcharge, remained flat in the three months ended September 30, 2015, while slightly decreasing in the nine months ended September 30, 2015, as compared to the same periods in 2014. Improvements in maintenance and tire cost, as a percentage of revenue excluding fuel surcharge, were offset by increases in direct operating expenses including road expense, operating supplies, and driver development and recruiting costs in the same periods. We continue to experience tight driver market conditions, which contributed to the increased driver development and recruiting costs, and we expect the driver market to remain competitive in 2015, which could further increase driver development and recruiting costs.

Insurance and claims expense, as a percentage of revenue, decreased slightly to 2.7% in the three months ended September 30, 2015 from 2.8% for the same period in 2014, and decreased slightly to 2.8% in the nine months ended September 30, 2015 from 2.9% for the same period in 2014. The improvement is due to the increased revenue, including our Logistics segment, where related insurance and claims costs are typically lower as a percentage of revenue than our larger Trucking segment.

Operating taxes and license expense, as a percentage of revenue, decreased in the three months and nine months ended September 30, 2015, compared to the same periods in 2014, to 1.1% from 1.6%, and to 1.5% from 1.6%, respectively. This improvement was primarily due to the decrease in the fuel surcharge component of consolidated revenue as a result of the lower average fuel price in the first nine months of 2015 compared to the same period in 2014. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and operating regions.

Communications expense, as a percentage of revenue, decreased slightly to 0.3% in the three months and nine months ended September 30, 2015, compared to 0.4% and 0.5% for the same periods in 2014, respectively.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of revenue, increased to 9.4% and 9.3% in the three months and nine months ended September 30, 2015, respectively, from 8.4% and 8.5% in the three months and nine months ended September 30, 2014. This fixed cost as a percentage of total revenue was higher for both the three months and nine months ended September 30, 2015, primarily due to the decrease in fuel surcharge revenue driven by the fall in fuel prices. Depreciation expense as a percentage of revenue, excluding fuel surcharge, increased to 10.4% from 10.0% in the three months ended September 30, 2015, and to 10.4% from 10.2% for the nine months ended September 30, 2015 as compared to the same periods in 2014. Depreciation expense increased as we grew our truck fleet 20.0%, primarily from our October 2014 acquisition of Barr-Nunn, and we experienced a shift from independent contractor tractors to company tractors. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, excluding fuel surcharge, increased to 12.8% for the three months ended September 30, 2015, from 12.3% for the same three months of 2014, and increased to 12.7% for the nine months ended September 30,2015, from 12.4% for the same nine months in 2014. Our average revenue per tractor improved 1.8% in the three months ended September 30, 2015 and improved 3.0% in the nine months ended September 30, 2015, compared to the same periods in 2014, which offset increases in depreciation as we added capacity and continued to renew our fleet with higher-priced EPA compliant engines. The majority of our company-owned tractor fleet is comprised of tractors with 2010 EPA compliant engines that provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule. Absent offsetting improvements in average revenue per tractor or continued growth in our Logistics operations, our expense as a percentage of revenue in this category could increase going forward if equipment prices continue to rise.  In addition, the 2014 and newer model year tractors are more expensive than previous model year tractors due to compliance with the National Highway Traffic Safety Administration and EPA emissions standards. Although the higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward, we expect an offsetting benefit in fuel expense as we realize fuel efficiencies from the newer model tractors.

Purchased transportation expense, as a percentage of revenue, decreased to 20.7% for the three months ended September 30, 2015 from 22.1% for the same three months in 2014, and decreased to 20.4% for the nine months ended September 30, 2015, from 21.4% for the same nine months in 2014.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment.  Although purchased transportation expense increased as expected with the continued growth of our Logistics segment, it decreased as a percentage of revenue, primarily due to the significant growth in our larger Trucking segment operations, which grew revenues 21.6% for the three months ended September 30, 2015, and 23.6% for the nine months ended September 30, 2015. Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased as more of our tractor fleet was comprised of company tractors in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.  Furthermore, purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Miscellaneous operating expenses, as a percentage of revenue, increased to 1.8% for the three months ended September 30, 2015, from 0.8% for the same three months during 2014, and increased to 2.1% for the nine months ended September 30, 2015, from 0.5% for the same nine months in 2014. The increase in the three and nine month periods is due in part to the decrease in the fuel surcharge component of consolidated revenue, and less gain on sale of equipment to offset these costs.  The increase in the nine months ended September 30, 2015 is primarily due to the infrequent expense recorded in the second quarter of 2015 for $7.2 million pretax ($4.4 million after tax) relating to expected settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this infrequent expense, and excluding the effect of the decrease in the fuel surcharge component of consolidated revenue, miscellaneous operating expenses increased in the nine months ended September 30, 2015 as compared to the same period in 2014 due to increased legal expense associated with the infrequent claim expense, an increase in costs associated with technology and our management information systems, and revenue equipment operating lease expense. Gains from the sale of used equipment are included in miscellaneous operating expenses and decreased to $2.3 million for the three months ended September 30, 2015, from $4.3 million for the same three months in 2014, and decreased to $12.2 million for the nine months ended September 30, 2015, from $13.2 million for the same nine months in 2014. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent as in previous quarters, as the used equipment market softened in the third quarter of 2015 and we expect a similar environment through the remainder of 2015.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of revenue) was 84.5% for the third quarter of 2015, compared to 85.4% for the same quarter of 2014, and 84.9% for the nine months ended September 30, 2015, compared to 86.0% for the same nine months in 2014.  Our adjusted operating ratio, which is a non-GAAP measure based upon total operating expenses, net of fuel surcharge, as a percentage of revenue before fuel surcharge, was 82.8% for the third quarter of 2015, compared to 82.5% for the same quarter of 2014, and 83.1% for the nine months ended September 30, 2015, and 2014.  Please see the reconciliation tables included in our segments discussion for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the $7.2 million infrequent expense related to expected settlement costs, our non-GAAP consolidated operating ratio was 82.2% for the nine months ended September 30, 2015.

Interest income and expense remained relatively flat as a percentage of revenue. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million. Our debt balance was decreased by $14.4 million during the nine months ended September 30, 2015, to $120.0 million from $134.4 million at December 31, 2014.

Other income, as a percentage of revenue, decreased slightly to 0.8% for the three months ended September 30, 2015, from 0.9% for the same three months in 2014, and increased slightly to 0.8% for the nine months ended September 30, 2015, from 0.7% for the same nine months in 2014. These changes are primarily due to investment activity and realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 37.2% for the three months ended September 30, 2015, and 40.1% for the same three months in 2014, while our effective tax rate was 37.5% for the nine months ended September 30, 2015, and 39.2% for the same nine months in 2014.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation increased 20.6% for the three months ended September 30, 2015, and increased 25.1% for the nine months ended September 30, 2015, compared to the same periods during 2014.

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

Net cash provided by operating activities was $156.6 million for the nine months ended September 30, 2015, compared to $117.1 million provided during the same period in 2014.

Net cash used in investing activities was $97.9 million for the nine months ended September 30, 2015, compared to net cash used of $113.8 million for the same period in 2014. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $108.9 million for the nine months ended September 30, 2015, compared to $121.3 million for the same period in 2014. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $6.0 million to $21.0 million for the remainder of 2015.  We expect to use our capital expenditures primarily to acquire new revenue equipment.

Net cash used in financing activities was $63.1 million for the nine months ended September 30, 2015, compared to $2.7 million for the same period in 2014.  Net cash payments towards line of credit borrowings were $14.4 million for the nine months ended September 30, 2015, compared to $1.0 million in the same period of 2014. We repurchased approximately 1.6 million company shares for $45.3 million in the nine months ended September 30, 2015 with no corresponding purchases in the same period of 2014. We also paid $15.0 million for dividends in the nine months ended September 30, 2015, and $14.7 million for the same period of 2014.  Proceeds from exercises of stock options were $9.2 million in the nine months ended September 30, 2015, compared to $12.6 million in the same period of 2014. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million. The aggregate amount outstanding under our line of credit was $120.0 million as of September 30, 2015, compared to $134.4 million as of December 31, 2014. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $27.2 million as of September 30, 2015, and $24.3 million as of December 31, 2014.  Combining the amounts borrowed and letters of credit issued, we had $152.8 million available at September 30, 2015, for future borrowing under our existing line of credit, compared to $141.3 million as of December 31, 2014.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of September 30, 2015, and December 31, 2014.

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  As of September 30, 2015, we held 573,910 shares of USA Truck stock, representing less than 10% of the outstanding stock of USA Truck. The recorded value of our USA Truck stock as of September 30, 2015, was $9.9 million, based on the $17.23 closing price of the stock on such date.

As of September 30, 2015, our cash and cash equivalents totaled approximately $12.7 million compared to $17.1 million as of December 31, 2014.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our condensed consolidated statements of income, and totaled $1.2 million, and $0.6 million for the three months ended September 30, 2015, and 2014, respectively, and $3.6 million, and $1.9 million for the nine months ended September 30, 2015, and 2014, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2015, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2014 Annual Report on Form 10-K.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At September 30, 2015, our line of credit incurred a variable interest rate either at the prime rate or LIBOR, plus 0.625%, determined by us at the time of borrowing.

Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first nine months of 2015, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $0.9 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of September 30, 2015, and December 31, 2014, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the nine months ended September 30, 2015, a 10.0% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $5.7 million.

Equity Price Risk

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. As of September 30, 2015, we held 573,910 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $17.23 closing price on September 30, 2015, a 30.0% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $3.0 million and reduce our shareholders’ equity by 0.3%.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

We are a defendant in a class action lawsuit which was filed on May 8, 2008, in the California Superior Court for Tulare County. The plaintiffs, who are current and former drivers and who worked for us during the period of May 8, 2004 through August 6, 2015, allege claims for failure to provide meal periods, inaccurate itemized pay statements and other items under the California Labor Code.  During the second quarter of 2015, we reached a preliminary settlement with the plaintiffs. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or the case may continue on to trial, which could result in a judgment for a different amount.

We are also a defendant in a class action lawsuit which was filed on June 10, 2010, in the Oregon Circuit Court for Multnomah County. The plaintiffs, who are current and former drivers who worked for us during the period of June 10, 2004 through June 10, 2010, allege the Company failed to pay minimum wage for attending pre-employment orientation and failed to pay minimum wage for work performed during certain pay periods after the start of employment. On July 2, 2015, the court, following a bench trial, issued a decision finding that we failed to pay minimum wage to some class members for work performed during certain pay periods and assessed statutory penalties and prejudgment interest related to our failure to comply with minimum wage obligations. A final judgment has not yet been entered. Shortly after the end of the third quarter of 2015, we reached a preliminary settlement with the plaintiffs and the current and former drivers who worked for us during the period June 11, 2010 through September 30, 2015. Should the settlement not be approved by the court, further negotiations may take place that could result in a different settlement, or a final judgment may be entered, which could result in a judgment for a different amount.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2015
Common Stock Repurchase Program (1)	126,968	$25.80	126,968	6,268,814
Other Transactions (2)	-	-	-	-
August 1-31, 2015
Common Stock Repurchase Program (1)	272,493	$26.68	272,493	5,996,321
Other Transactions (2)	2,635	$27.20	-	-
September 1-30, 2015
Common Stock Repurchase Program (1)	164,555	$27.07	164,555	5,831,766
Other Transactions (2)	-	-	-	-
Total	566,651	$26.60	564,016	5,831,766

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

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2015	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: November 9, 2015	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant