Form 10-K
period 2015-12-31
KNIGHT TRANSPORTATION INC
filed 2016-02-29
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.9 billion (based upon $26.74 per share closing price on that date as reported by the New York Stock Exchange).  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 25, 2016 was 80,655,035.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be held on May 12, 2016 have been incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.                      Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Annual Report, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hope," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

General

We are a provider of multiple full truckload transportation and logistics services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are one of North America's largest truckload transportation providers.  We provide significant capacity and a broad range of truckload and logistics services through our nationwide network of service centers, one of the country's largest truckload tractor fleets, and our contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services for customers. Most recently, our growth has come through the creation of Kold Trans, LLC (“Kold Trans”), and the acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”) in the second half of 2014, which has enhanced our business and service offerings with additional service centers and increased our driving associates, tractor fleet and capacity. Through our multiple service offerings, capabilities, and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for our diversified customer base throughout the contiguous United States and parts of Canada and Mexico using state-of-the-art equipment, information technology, and qualified driving associates and non-driver employees.  We are committed to providing our customers with a wide range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes.  Our overall objective is to provide truckload and logistics services that, when combined, lead the industry for margin and growth while providing efficient and cost-effective solutions for our customers.

We have two reportable segments: (i) Trucking and (ii) Logistics.  Financial information regarding these two segments is provided in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Trucking segment is comprised of three operating units:  (i) dry van truckload ("Dry Van"), (ii) temperature-controlled truckload ("Refrigerated"), and (iii) drayage services ("Drayage").  We were founded as a provider of dry van truckload services, and in 2004, we took the first step towards our strategy of providing customers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC, which provides our refrigerated services.  In 2008, we further enhanced our services by creating Knight Port Services, LLC, which provides drayage services between ocean ports, rail ramps, and shipping docks. In 2014, we grew our asset-based refrigerated offerings through Kold Trans, and we strengthened our dry van and expedited services through the acquisition of Barr-Nunn. We operate a large, modern tractor fleet and also use independent contractors to provide various asset-based solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services.

Our Logistics segment consists of two primary operating units:  (i) freight brokerage services ("Brokerage") and (ii) rail intermodal ("Intermodal"). We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business.  In 2005, we established Knight Logistics LLC (formerly known as Knight Brokerage, LLC), which develops contractual relationships with thousands of third-party capacity providers who provide their equipment and services to transport customer freight.  In 2010, we advanced our objective to grow our services with the addition of our Intermodal services.  Our Logistics offerings meet our customers' transportation needs by providing a diverse range of shipping alternatives from our network of third-party capacity providers and our rail providers.  As of December 31, 2015, our Logistics segment had transportation services contracts with approximately 23,137 carriers.  We believe that the diversified customer offerings of our Trucking and Logistics segments strategically position us for growth with existing and new truckload and logistics customers.

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

Operating Efficiencies.  We were founded on a philosophy of maintaining operating efficiencies and controlling costs.  We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs.  We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.  We continue to update our fleet with more fuel-efficient post-2014 U.S. Environmental Protection Agency ("EPA") emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which lead to meaningful improvements in fuel efficiency.  Our Logistics segment focuses on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

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

Improving asset productivity.  We are focused on improving the revenue generated from our tractors and trailers without compromising safety.  We anticipate that we can accomplish this objective through increased miles driven and an increased rate per mile.

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

Diversifying our service offerings. We are committed to providing our customers a broad and growing range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers.  We believe that these offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain objectives.  We plan to continue to leverage our nationwide footprint and expertise to add value to our customers through our diversified service offerings.

We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide multiple Trucking and Logistics solutions for our customers, and we maintain the flexibility within our network to adapt to freight market conditions.  We believe our unique mix of regional management, together with our consistent efforts to centralize certain business functions to leverage the collective economies of scale, allow us to develop future company leaders with relevant operating and industry experience, minimize the potential diseconomies of scale that can come with growth in size, take advantage of regional knowledge concerning capacity and customer shipping needs, and manage our overall business with a high level of performance accountability.

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

We strive to maintain a diversified customer base.  For the year ended December 31, 2015, our top 25 customers among our Trucking and Logistics segments represented approximately 42.9% of revenue; our top 10 customers represented approximately 28.0% of revenue; and our top 5 customers represented approximately 17.8% of revenue.  No single customer represented more than 4.5% of revenue in 2015.

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

Each of our service centers is linked to our corporate information technology system in our Phoenix headquarters.  The capabilities of this system and its software enhance our operating efficiency by providing cost-effective access to detailed information concerning equipment location and availability, shipment tracking and on-time delivery status, and other specific customer requirements.  The system also enables us to respond promptly and accurately to customer requests and assists us in matching available equipment with customer loads geographically.  Additionally, our customers can track shipments and obtain copies of shipping documents via our website.  We also provide electronic data interchange services to customers desiring these services.

Drivers, Other Employees, and Independent Contractors

As of December 31, 2015, we had 6,196 total employees, of which 4,894 were company drivers.  None of our employees is subject to a union contract or other collective bargaining unit.

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

Through Squire Transportation, LLC ("Squire"), our trucking training company, we focus on developing skilled, productive, and safe qualified drivers.  Squire's mission is to provide our drivers with the skills necessary to have a safe driving career with us.  We believe Squire will continue to be very beneficial for recruiting and retaining qualified drivers.

We also maintain an independent contractor program.  Because independent contractors provide their own tractors and drivers and are responsible for their own operating expenses, the independent contractor program provides us with an alternate method of obtaining additional truckload capacity.  We intend to continue our use of independent contractors, but competition for independent contractors is intense.  As of December 31, 2015, we had 407 contracts with independent contractors.  Independent contractors contract with us to provide the tractor and driver to service the load offered to them.  We pay independent contractors a fixed rate and a fuel protection based on a predetermined number of loaded and empty miles, fuel prices, and other factors.  We offer tractor maintenance services to our independent contractors, although they are financially responsible for the costs and pay for their own fuel.  We provide trailers for each independent contractor.  In certain instances, we provide financing to independent contractors to assist them in acquiring revenue equipment.  As of December 31, 2015, outstanding loans to independent contractors totaled in the aggregate approximately $0.8 million.

Revenue Equipment

In 2015, we operated an average of 4,363 company-owned tractors with an average age of 1.7 years.  We also had under contract 407 tractors owned and operated by independent contractors as of December 31, 2015.  We also operated an average of 11,789 trailers in 2015.  Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization.  In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.  We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer requirements.  We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment.  We perform routine servicing and maintenance of our equipment at most of our service centers, and we routinely inspect our equipment and that of our independent contractors to determine and monitor compliance with the United States Department of Transportation (“DOT”) requirements.  Our current policy is to replace most of our tractors approximately 48 months after purchase and to replace our trailers over a five to ten year period.  Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.

Safety and Risk Management

We are committed to safe and secure operations. We conduct a mandatory intensive driver qualification process, including defensive driving training for all driving associates, which includes our company drivers, independent contractors, and trainees.  We regularly communicate with driving associates to promote safety and instill safe work habits through effective use of various media and safety review sessions. We also regularly conduct safety training for our drivers, independent contractors, and non-driving personnel.  We dedicate personnel and resources to ensure safe operation and regulatory compliance.  We employ safety personnel whose primary responsibility is the administration of our safety programs.  We employ technology to assist us in managing risks associated with our business.  In addition, we have an innovative recognition program for driver safety performance and emphasize safety through our equipment specifications and maintenance programs. Our Corporate Directors of Safety review all accidents and report weekly to the Senior Director of Safety and Risk Management.

We require prospective drivers to meet higher qualification standards than those required by the DOT. The DOT requires drivers to obtain commercial drivers' licenses and also requires that we perform drug and alcohol testing that meets DOT regulations. Our program includes pre-employment, random, and post-accident drug testing and all other testing required by the DOT as well as additional Company required testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy periods from February 1, 2014 to March 1, 2015, and from March 1, 2015 to March 1, 2016, our SIR is $2.5 million with no additional responsibility for "aggregate" losses.  We regularly review insurance limits and retentions. We have secured excess liability coverage up to $105.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $500,000 per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant for 2015 and 2014, and $240,000 per claimant for 2016.

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

In comparison to 2014, the rate of economic growth slowed and freight demand softened as 2015 progressed.   Supply increased as more capacity entered the market, attracted by the improved rates experienced in 2014, and significantly lower fuel prices. We expect demand for our services to grow and supply to stabilize over the course of 2016 although we anticipate that soft freight demand will continue for at least the first half of 2016. We believe we are well positioned in this market due to our internal initiatives to improve yield, increase productivity, and manage our cost per mile.

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

The DOT, through the Federal Motor Carrier Safety Administration (the “FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service.  In December 2011, the FMCSA published its 2011 Hours-of-Service Final Rule (the “2011 Rule”).  The 2011 Rule requires drivers to take 30-minute breaks after eight hours of consecutive driving and reduces the total number of hours a driver is permitted to work during each week from 82 hours to 70 hours.  The 2011 Rule provides that the 34-hour restart may only be used once per week and must include two rest periods between one a.m. and five a.m. (together, the “2011 Restart Restrictions”).  These rule changes became effective in July 2013.

In December 2014, the 2015 Omnibus Appropriations bill was signed into law.  Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions, and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective.  In 2016, Congress is expected to consider a study conducted by the FMCSA related to the 2011 Restart Restrictions.  Congressional action based on the findings of the study could result in a reinstatement, continued suspension, or complete withdrawal of the 2011 Restart Restrictions.

There are two methods of evaluating the safety and fitness of carriers.  The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.  In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology.  Under the proposed rules, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned.  Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis.  Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review.  Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations, and onsite reviews did not meet certain standards. The proposed rules will undergo a 90-day public comment period, after which, a final rule could either be published or become subject to further legislative reviews and delays.  Therefore, it’s uncertain if or when these proposed rules could take effect.  However, if such rules were enacted, and we received a rating of “unfit,” it would adversely affect our operations.

In addition to the safety rating system, the FMCSA has adopted the Compliance Safety Accountability program (“CSA”) as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years, and investigation results. The data is organized into seven categories.  Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold.  Currently, these scores do not have a direct impact on a carrier’s safety rating.  However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from the us and to carriers with higher fleet safety rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, or (iv)  cause us to incur greater than expected expenses in our attempts to improve unfavorable scores, any of which could adversely affect the our results of operations and profitability.

Under CSA, these scores were initially made available to the public in five of the seven categories.  However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA is required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system.  During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds.

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011.  The final rule related to mandatory use of ELDs was published in December 2015, and requires the use of ELDs by nearly all carriers by December 10, 2017.  We have proactively installed ELDs on 100% of our tractor fleet.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect on January 29, 2016.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.  The FMCSA and certain legislators have proposed other rules that may be published as early as 2016, including (i) the use of speed-limiting devices on heavy duty trucks to restrict maximum speeds, (ii) the creation of a national clearinghouse so employers and prospective employers could query to determine if current or prospective drivers have had any drug/alcohol positives or refusals, and (iii) an increase in the allowable length of twin trailers from 28 feet to 33 feet. If these rules take effect, they could result in a decrease in fleet production, driver availability, and freight tonnage available to full truckload carriers, all of which could adversely affect our business or operations.

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

The EPA adopted a series of emissions control regulations that require progressive reductions in exhaust emissions from new diesel engines manufactured on or after October 2002, January 2007, and January 2010.  Compliance with these regulations increased our new tractor costs and operating expenses and for engines manufactured on or after January 2010, also reduced our fuel economy.  In May 2010, an executive memorandum was executed directing the National Highway Traffic Safety Administration ("NHTSA") and EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, which include tractor-trailers.  These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by calendar year 2017, which equates to approximately four gallons of fuel for every 100 miles travelled.  In addition, in February 2014 President Barack Obama announced that his administration would begin developing the next phase of tighter fuel efficiency standards for medium and heavy-duty vehicles, including tractor-trailers, and directed the EPA and NHTSA to develop new fuel-efficiency and greenhouse gas standards by March 31, 2016.  In response, in June 2015, the EPA and NHTSA jointly proposed new stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  After an extended comment period ending in October 2015, a final rule has not been published.  If this rule or a similar rule was enacted, we believe that these requirements could result in increased new tractor prices and additional parts and maintenance costs incurred to upfit our tractors with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings, but we cannot predict the extent to which our operations and productivity will be impacted.

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

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle.  These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter its drivers' behavior, which could result in a decrease in productivity.

In addition to the foregoing laws and regulations, our operations are subject to other federal, state, and local environmental laws and regulations, many of which are implemented by the EPA and similar state agencies.  Such laws and regulations generally govern the management and handling of hazardous materials, discharge of pollutants into the air, surface water and groundwater preservation, and disposal of certain various substances.  We do not believe that our compliance with these statutory and regulatory measures have had a material adverse effect on our operating results, capital expenditures, or business and operations.  For further discussion regarding such laws and regulations, refer to the "Risk Factors" section under Item 1A of Part I of this Annual Report.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern.  Freight volumes are typically lower from January through the first part of March because some customers reduce their shipments.  At the same time, operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases during the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather.  During this period, the profitability of our Trucking operations is generally lower than during other parts of the year.

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

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP ("TRP"), a company that makes privately negotiated equity investments.  We are committed to invest in TRP $5.5 million out of approximately $260.0 million.  Our investment in TRP is accounted for using the cost method, as our level of influence over the operations of TRP is minor, and no contributions have been made to TRP since 2011.  In 2015, we recorded gains and received distributions totaling $208,000. In 2014, distributions of $2.1 million were received and a $1.6 million gain was recorded, while in 2013, distributions received and gains recorded were $467,000. The gains are recognized in the year distributions are received. We also recorded impairment of $177,000, $1.0 million, and $209,000 in 2015, 2014, and 2013, respectively, for other-than-temporary loss on the investments remaining within the TRP portfolio. Our ownership interest in TRP is approximately 2.2%, with a carrying value of $300,000 and $477,000 at December 31, 2015 and 2014, respectively.

In the fourth quarter of 2008, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, we have contributed approximately $11.0 million to TRP III. In June 2015, based on an analysis of expected future fund activity, TRP III released investors from a portion of their outstanding commitment. Our share of the commitment release was $2.1 million leaving an outstanding commitment of $1.9 million as of December 31, 2015. The investment in TRP III is accounted for using the equity method. We have recorded income of approximately $422,000, $6.1 million, and $669,000 for our investment in TRP III for years ended December 31, 2015, 2014, and 2013, respectively. In 2015, we received distributions totaling $152,000 from TRP III for the sale of TRP III portfolio companies. At December 31, 2015, the investment balance in TRP III was $5.8 million, compared to $5.4 million at December 31, 2014.  Our ownership interest was approximately 6.1% as of December 31, 2015.

In the third quarter of 2015, we committed to invest in a new partnership, TRP Capital Partners, LP (TRP IV”). The new partnership is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to the new partnership, and have contributed $41,000 as of December 31, 2015.

Since the year-end, we have committed to invest in another new partnership, TRP CoInvest Partners (NTI) I, LP. This new partnership is also operated and managed by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $10.0 million to the new partnership, and fulfilled our commitment in February 2016.

In 2014, we formed Kold Trans (formerly Kool Trans, LLC) for the purpose of expanding our refrigerated trucking business. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

We also invest in marketable equity and debt securities, which are stated at fair value and are included in the "Other long-term assets and restricted cash and other investments" item of the consolidated balance sheets.  As of December 31, 2015, the balance of these available-for-sale equity investments totaled approximately $7.1 million, including net unrealized gains of $2.6 million. Our trading debt securities balance was approximately $2.3 million at December 31, 2015.

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

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened, such as the period from 2007 through 2009. Some of the principal risks during such times, which risks we experienced during prior recessionary times, include a reduction in overall freight levels, which may impair our asset utilization; the change of freight patterns as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand; and an increase in competition as customers bid out freight or select competitors that offer lower rates, and we might be forced to lower our rates or lose freight.

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

We have historically experienced significant growth in revenue and profits since the inception of our business in 1990.  In recent years, our Logistics segment has experienced considerable growth and accounted for 19.5% of our total revenue in 2015, whereas our Trucking segment growth has slowed.  There can be no assurance that in the future, our business will grow substantially or without volatility, nor can we assure that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions.

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

We maintain insurance with licensed insurance carriers above the amounts in which we self-insure.  Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits.  If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced.  Our results of operations and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance carriers fail to pay on our insurance claims, or (iv) we experience a claim for which coverage is not provided.  Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

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

We are subject to risk with respect to higher prices for new tractors for our Trucking operations.  Prices may increase due to, among other reasons, (i) increases in commodity prices, (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines and (iii) the pricing discretion of equipment manufacturers.  In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA.  The regulations require reductions in exhaust emissions from diesel engines manufactured in or after 2010.  Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, lower fuel mileage, and increase our operating expenses.  Newer regulations with stricter emissions and efficiency requirements have been proposed that would further increase our costs and impair productivity.  These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.  Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operation requirements.

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

Our Trucking operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.  Because our Trucking operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.  We use a number of strategies to mitigate fuel expense.  We purchase bulk fuel at many of our service centers and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient, EPA emission-compliant post-2014 model engines and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations.  We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases.  Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.  Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.  As of December 31, 2015, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Difficulty in truckload driver, independent contractor, and third-party carrier recruitment and retention may have a materially adverse effect on our business.

With respect to our trucking services, difficulty in attracting or retaining qualified drivers and independent contractors in our Trucking segment, and third-party truckload carriers in our Logistics segment, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  In addition, CSA and stricter hours-of-service regulations may reduce the number of available qualified drivers in our industry.  Our independent contractors and third-party truckload carriers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.  Our industry suffers from a high driver turnover rate, which requires us to continually recruit a substantial number of drivers to operate our revenue equipment.  If we were unable to attract and contract with independent contractors and third-party truckload carriers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating and brokerage authority granted by the DOT, and we are also regulated by the EPA, DHS, and other agencies in states in which we operate.  Our company drivers, independent contractors, and third-party capacity providers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and driver hours-of-service.  Weight and equipment dimensions also are subject to government regulations.  We also may become subject to new or more restrictive regulations relating to exhaust emissions, driver hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, and security of transported shipments, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations.  The "Regulation" section in Item 1 of Part I of this Annual Report discusses in detail several proposed, pending, and final regulations that could significantly affect our business and operations.

CSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

Under CSA, drivers and fleets are evaluated and ranked against their peers based on certain safety-related standards.  As a result, certain current and potential drivers may not be hired to drive for us and our fleet could be ranked poorly as compared to our peer carriers.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA.  The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would adversely affect our results of operations.  Additionally, competition for drivers with favorable safety ratings may increase and thus could necessitate increases in driver-related compensation costs.  Further, we may incur greater than expected expenses in our attempts to improve our scores or as a result of those scores.

Receipt of an unfavorable DOT safety rating could have a material adverse effect on our operations and profitability.

If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

The FMCSA also has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating.  If these proposed regulations are enacted and we were to receive an unfit safety rating, our business would be adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

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

We strive to maintain a diverse customer base; however, a significant portion of our revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2015, our top 25 customers, based on revenue, accounted for approximately 42.9% of our revenue; our top 10 customers accounted for approximately 28.0% of our revenue; and our top 5 customers accounted for approximately 17.8% of our revenue.  We generally do not have long-term contractual relationships or long-term rate agreements with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future.  A reduction in freight volumes or our services, or termination of our services, by one or more of our major customers could have a materially adverse effect on our business and operating results.  We also review and monitor the financial conditions of our customers on an ongoing basis to determine whether to grant credit, customer creditworthiness, forgiveness or acceleration of past due balances or collection concerns, or credit insurance is warranted.  However, a major customer's financial hardship could negatively affect our operating results.

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

We face the risk that Congress or one or more states will approve legislation significantly affecting our business and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization.  Any attempt to organize by our employees could result in increased legal and other associated costs.  In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency, and ability to generate acceptable returns on the affected operations

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Our current headquarters and principal place of business is located at 20002 North 19th Avenue in Phoenix, Arizona 85027. This facility includes office buildings of approximately 116,000 square feet.  We also retained and repurposed our former headquarters property (located at 5601 West Buckeye Road in Phoenix, Arizona) as a regional operations facility consisting of approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet. All of our properties are utilized by both our Trucking and Logistics segments.  The following table provides information regarding the locations of our service centers and/or offices (other than our current headquarters and principal place of business) as of December 31, 2015:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Boise, ID (recruiting office)	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC (Barr-Nunn)	Yes	Yes	No	Leased
Charlotte, NC	Yes	Yes	Yes	Owned
Columbus, OH (Barr-Nunn)	Yes	No	No	Leased
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	Yes	No	Owned
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Grand Rapids, MI	Yes	No	No	Leased
Granger, IA (Barr-Nunn)	Yes	Yes	No	Owned
Green Bay, WI	Yes	No	No	Leased
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	Yes	Yes	Owned
Las Vegas, NV	Yes	No	Yes	Owned
Manchester, PA (Barr-Nunn)	Yes	Yes	No	Leased
Memphis, MS	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Phoenix, AZ (headquarters)	Yes	No	No	Owned
Phoenix, AZ (former headquarters)	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	Yes	No	Owned
Salt Lake City, UT (Kold Trans)	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Owned
Springdale, AR	Yes	No	No	Leased
Syracuse, NY	Yes	No	No	Leased
Tonopah, AZ	Yes	No	No	Leased
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned

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

2015	High	Low
First Quarter	$34.73	$28.43
Second Quarter	$33.00	$26.15
Third Quarter	$29.00	$23.64
Fourth Quarter	$27.66	$21.72

2014	High	Low
First Quarter	$23.54	$17.95
Second Quarter	$25.00	$22.24
Third Quarter	$27.67	$23.19
Fourth Quarter	$34.69	$25.50

As of February 25, 2016, we had 49 shareholders of record.  However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 25, 2016, the closing market price of our common stock on the NYSE was $25.00 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2015 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24
2014 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24

Our most recent dividend, which was declared in February of 2016 for $0.06 per share of common stock, is scheduled to be paid in March of 2016.

We currently expect to continue to pay comparable quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

On May 19, 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock.  Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status.  During the year ended December 31, 2015, we repurchased 1,606,790 shares of our common stock in the open market that were retired and made available for future issuance. We did not repurchase any shares during the fourth quarter of 2015.  No shares were repurchased during the years ended December 31, 2014, or 2013.  As of December 31, 2015, there were 5,831,766 shares remaining for future purchases under our current repurchase program.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2015
Other Transactions (1)	-	-	-	-
November 1-30, 2015
Other Transactions (1)	5,046	$26.52	-	-
December 1-31, 2015
Other Transactions (1)	-	-	-	-
Total	5,046	$26.52	-	5,831,766

(1)
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

Item 6.                      Selected Financial Data

The selected consolidated financial data presented below as of the end of the period ended December 31, 2015, and for each of the years in the preceding five-year period ended December 31, 2015, are derived from our consolidated financial statements.  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	(Dollar amounts in thousands, except per share amounts and operating data)

	2015	2014(7)	2013	2012	2011
Statements of Income Data:
Total revenue	$1,182,964	$1,102,332	$969,237	$936,036	$866,199
Operating expenses	1,004,964	939,610	855,328	827,769	766,178
Income from operations	178,000	162,722	113,909	108,267	100,021
Interest income & other income	9,502	9,838	3,257	1,967	1,347
Interest expense	(998)	(730)	(462)	(457)	(180)
Income before income taxes	186,504	171,830	116,704	109,777	101,188
Net income	118,457	104,021	70,024	64,763	60,708
Net income attributable to Knight	116,718	102,862	69,282	64,117	60,248
Basic earnings per share	1.43	1.27	0.87	0.80	0.74
Diluted earnings per share	1.42	1.25	0.86	0.80	0.74
Balance Sheet Data (at end of period):
Working capital	$164,090	$145,667	$101,768	$109,274	$110,082
Total assets	1,120,232	1,082,285	807,121	728,512	737,583
Total debt(1)	112,000	134,400	38,000	80,000	55,000
Cash dividend per share on common stock(2)	0.24	0.24	0.24	0.74	0.24
Knight Transportation shareholders' equity	738,398	677,760	553,588	490,232	476,359
Operating Data (Unaudited):
Operating ratio (consolidated)(3)	85.0%	85.2%	88.2%	88.4%	88.5%
Operating ratio (consolidated), excluding fuel surcharge revenue(4)	83.2%	82.4%	85.6%	85.6%	85.7%
Average revenue per tractor(5)	$173,329	$171,510	$160,186	$158,978	$157,076
Average length of haul (miles)	503	492	479	482	483
Non-paid empty mile percent	12.0%	10.1%	10.6%	10.6%	10.6%
Average tractors operated(6)	4,793	4,173	4,017	4,096	3,908
Average trailers operated	11,789	9,732	9,405	9,195	8,907

(1)	Includes amounts outstanding that were borrowed under our existing line of credit, which is classified as a long-term liability under this line item.
(2)	In addition to the quarterly dividend paid in each year, we declared and paid a special dividend of $0.50 in the fourth quarter of 2012.
(3)	Operating expenses expressed as a percentage of total revenue.
(4)
Also referred to as Adjusted Operating Ratio herein. Operating expenses, less fuel surcharge revenue, expressed as a percentage of total revenue, excluding fuel surcharge revenue.  Management believes that omitting this potentially volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  This calculation of operating ratio is a non-GAAP financial measure, is not an alternative for, and should be considered in addition to, the calculation of operating ratio (operating expenses expressed as a percentage of total revenue). See non-GAAP reconciliation on page 25.

(5)	Average revenue per tractor includes revenue for our Trucking operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our Logistics operations.
(6)	Average tractors operated includes both company tractors and tractors operated by independent contractors
(7)
The Company acquired 100% of the outstanding stock of Barr-Nunn on October 1, 2014 and therefore, the operating results of the Company include the operating results of Barr-Nunn for periods after October 1, 2014.

The following table reconciles consolidated operating ratio (GAAP) to adjusted operating ratio (Non-GAAP):

Consolidated Operating Ratio (“OR”) From 2011 to 2015 (Dollar amounts in thousands)

GAAP Operating Ratio (Consolidated):	2015	OR %	2014	OR %	2013	OR %	2012	OR %	2011	OR %
Revenue, before fuel surcharge	$1,061,739		$925,985		$791,851		$752,151		$697,286
Fuel surcharge	121,225		176,347		177,386		183,885		168,913
Total revenue	1,182,964		1,102,332		969,237		936,036		866,199

Total operating expenses	1,004,964	85.0%	939,610	85.2%	855,328	88.2%	827,769	88.4%	766,178	88.5%
Income from operations	$178,000		$162,722		$113,909		$108,267		$100,021

Adjusted Operating Ratio (Consolidated):	2015	OR %	2014	OR %	2013	OR %	2012	OR %	2011	OR %
Total revenue	$1,182,964		$1,102,332		$969,237		$936,036		$866,199
Less fuel surcharge:	(121,225)		(176,347)		(177,386)		(183,885)		(168,913)
Revenue (excluding fuel surcharge)	1,061,739		925,985		791,851		752,151		697,286

Total operating expenses	1,004,964		939,610		855,328		827,769		766,178
Less fuel surcharge	(121,225)		(176,347)		(177,386)		(183,885)		(168,913)
Total operating expenses (net of fuel surcharge)	883,739	83.2%	763,263	82.4%	677,942	85.6%	643,884	85.6%	597,265	85.7%
Income from operations	$178,000		$162,722		$113,909		$108,267		$100,021

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 7, statements relating to the ability of our infrastructure to support future growth, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates,  future depreciation and amortization, expected tractor and trailer fleet age, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hope," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Our results of operations are affected by industry-wide economic factors and by our capital allocation, sales and marketing, operating, and spending decisions.  Industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, inventory levels, industrial production, government regulation, and unemployment rates, create an environment against which must make decisions.  Our decisions in areas such as allocating capital to Trucking or Logistics, driver wages, customer acquisition or retention and freight rates, investments in technology, hiring and compensation of non-driving associates, and age of fleet are made against this background.  We measure the results through key metrics, such as the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis, as measured by cost per mile in our Trucking segment and Adjusted Operating Ratio in both segments.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking and Logistics businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Year-End Financial Condition

Our consolidated results of operations for the year ended December 31, 2015, compared to the year ended December 31, 2014, were as follows:

●	Total revenue increased 7.3%, to $1.2 billion from $1.1 billion;
●	Net income attributable to Knight increased 13.5%, to $116.7 million from $102.9 million; and
●	Net income attributable to Knight per diluted share increased 12.9%, to $1.42 from $1.25.

In 2015, our Trucking segment operated an average of 4,793 tractors, an increase of 620 tractors from a year ago.  Productivity, as measured by average annual revenue per tractor, before fuel surcharge, increased 1.1% in 2015.  This improvement was attributable to a combination of a favorable pricing environment during the first half of 2015, expansion of our freight mix, and having available capacity to meet the demands of our customers. Shipments serviced by our Logistics segment increased as we continued to increase the number of customers utilizing our Logistics services and to expand our third party carrier network. Revenues in our Logistics segment increased 9.9% in 2015 compared to 2014.

Total revenue and net income improved in 2015, as compared to 2014. Our results were positively affected by the full-year impact of our acquisition of Barr-Nunn in October 2014, a favorable pricing environment, during the first half of 2015, improved asset productivity, and declining fuel prices. We continued to intensify our cost control efforts and seek operational efficiencies while providing industry-leading service. Significant revenue growth in our Logistics businesses and a solid used equipment market for most of the year further contributed to the increased revenue and net income realized in 2015.  These revenue and net income increases come despite a less robust freight environment in 2015 compared with 2014.

In 2015, we generated $205.8 million in cash flow from operations and used $149.4 million for capital expenditures net of equipment sales. During 2015, we returned $65.2 million to our shareholders in the form of quarterly dividends and stock repurchases. We ended the year with $8.7 million of cash, $112.0 million of long-term debt, and $738.4 million of shareholders' equity.

The following factors should be considered when comparing our results of operations in 2015 to our results of operations in 2014.  Our 2015 results included a $7.2 million pretax ($4.4 million after-tax) settlement expense for two class action lawsuits, an $8.6 million pretax ($5.3 million after-tax) gain on sale of available-for-sale securities, and an effective tax rate that positively affected net income by $5.4 million.  Our 2014 results included a $3.2 million pretax ($1.9 million after-tax) gain on sale of available-for-sale securities.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Off-Balance Sheet Transactions" under Item 7 to Part II of this Annual Report for a description of our off-balance sheet transactions.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking segment or arranging for the transportation of customer freight by third party capacity providers in our Logistics segment.  Our operating revenue is reported under "Results of Operations" under Item 7 to Part II of this Annual Report and categorized as (i) Trucking revenue, net of fuel surcharge, (ii) Trucking fuel surcharge revenue, and (iii) Logistics revenue.  Trucking revenue, net of fuel surcharge, and Trucking fuel surcharge revenue are largely generated by the trucking services provided by our three Trucking operating units (Dry Van, Refrigerated, and Drayage), whereas Logistics revenue is mostly generated by the logistics services provided by our two Logistics operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties through our Logistics business.

The operating revenue and operating expenses of our Trucking and Logistics segments are similarly affected by factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers.

To reduce our risk to fuel price fluctuations in our Trucking segment, we have a fuel surcharge program under which we obtain from our customers additional fuel surcharges that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure whether current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Trucking fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this potentially volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2015, 2014, and 2013. (Dollar amounts in thousands)

	2015		2014		2013
Revenues:	$	%	$	%	$	%
Trucking Segment	$952,098	80.5%	$892,124	80.9%	$822,188	84.8%
Logistics Segment	249,365	21.1	214,378	19.4	151,194	15.6
Subtotal	1,201,463		1,106,502		973,382
Intersegment Eliminations Trucking	(163)	0.0	(65)	0.0	(120)	0.0
Intersegment Eliminations Logistics	(18,336)	(1.6)	(4,105)	(0.3)	(4,025)	(0.4)
Total	$1,182,964	100%	$1,102,332	100%	$969,237	100%

Operating Income:
Trucking Segment	$162,143	91.1%	$147,424	90.6%	$106,167	93.2%
Logistics Segment	15,857	8.9	15,298	9.4	7,742	6.8
Total	$178,000	100%	$162,722	100%	$113,909	100%

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

The tables below compare our operating ratio using both methods.

GAAP Presentation:	2015		2014		2013
Trucking (amounts in thousands)	$	%	$	%	$	%
Total revenue	$952,098		$892,124		$822,188
Operating expenses	789,955	83.0	744,700	83.5	716,021	87.1
Operating income	$162,143		$147,424		$106,167

The following table sets forth the Trucking segment adjusted operating ratio (non-GAAP) as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

Non-GAAP Presentation(1):	2015		2014		2013
Trucking (amounts in thousands)	$	%	$	%	$	%
Total revenue	$952,098		$892,124		$822,188
Less: Trucking fuel surcharge revenue	(121,225)		(176,347)		(177,386)
Less: Intersegment transactions	(163)		(65)		(120)
Revenue, net of fuel surcharge and intersegment transactions	830,710		715,712		644,682
Operating expenses	789,955		744,700		716,021
Less: Trucking fuel surcharge revenue	(121,225)		(176,347)		(177,386)
Less: Intersegment transactions	(163)		(65)		(120)
Operating expenses, net of fuel surcharge and intersegment transactions	668,567	80.5	568,288	79.4	538,515	83.5
Operating income	$162,143		$147,424		$106,167

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	2015	2014	2013
Average revenue per tractor(1)	$173,329	$171,510	$160,186
Average length of haul	503	492	479
Non-paid empty mile percent	12.0%	10.1%	10.6%
Average tractors in operation during period	4,793	4,173	4,017
Average trailers in operation during period	11,789	9,732	9,405

(1)	Average revenue per tractor is based on revenue net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,793 tractors in 2015, of which 4,363 were company-owned tractors. The average age of our company-owned tractor fleet was 1.7 years at December 31, 2015, which we do not expect to change materially in 2016.  We also operated an average of 11,789 trailers in 2015, with an average age of 4.4 years as of December 31, 2015.  We expect the average age of our trailers to remain relatively constant or decrease slightly in 2016 as we refresh our fleet. Our net property, plant, and equipment at December 31, 2015 was $803.6 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, ELDs and other communication units, and other similar assets.  Changes to these fixed costs are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $107.0 million in 2015.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-trucking services to our customers through our Logistics business. We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage and Intermodal operating units and continued increases in the number of customers utilizing our Logistics services contributed to the improved productivity and revenue realized in 2015. We were able to provide Logistics services to our existing customers as well as effectively expand to new customers in 2015.

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

The following table sets forth the Logistics segment revenue, other operating expenses, and operating income.

	2015		2014		2013
Logistics (amounts in thousands)	$	%	$	%	$	%
Total revenue	$249,365		$214,378		$151,194
Other operating expense	233,508	93.6	199,080	92.9	143,452	94.9
Operating income	$15,857		$15,298		$7,742

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions.

	2015		2014		2013
Logistics (amounts in thousands)	$	%	$	%	$	%
Total revenue	$249,365		$214,378		$151,194
Less: Intersegment transactions	(18,336)		(4,105)		(4,025)
Revenue excluding intersegment transactions	231,029		210,273		147,169
Operating expenses	233,508		199,080		143,452
Less: Intersegment transactions	(18,336)		(4,105)		(4,025)
Operating expenses excluding intersegment transactions	215,172	93.1	194,975	92.7	139,427	94.7
Operating income	$15,857		$15,298		$7,742

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

	2015	2014	2013
Combined Brokerage and Intermodal gross margin percent(1)	16.4%	15.0%	12.5%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our gross margin percentage improved from 2014 to 2015, but our operating margin contracted.  The primary reasons for the operating margin contraction were lower revenue per load, as well as increased staffing and other costs associated with the start-up of our expanded logistics and transportation management offering.  In addition, lower commodity prices negatively affected our sourcing division.

Since our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs, we may incur costs to upgrade, integrate, or expand our information systems and technology, but we do not expect that costs for such improvements will require significant capital expenditures in the future.  Total Logistics segment depreciation and amortization expense was approximately $4.0 million in 2015, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

We have created a service network with financial accountability, a modern tractor fleet, access to thousands of third-party capacity transportation providers, and the capability of providing multiple transportation service offerings and modes to customers in North America.  We believe our operating strategies are contributing factors to our revenue and earnings growth over time.

In 2015, we continued to produce consolidated revenue growth.  This growth was driven by improved asset productivity, organic tractor growth, the October 1, 2014 acquisition of Barr-Nunn, and expansion of our less capital-intensive operations such as Brokerage and Intermodal in the Logistics segment.  We continue to gain market share, build out our team, source additional capacity, and strategically align our service offerings with the supply chain needs of our customers. We expect our investment in providing multiple solutions for our customers will continue to lead to additional revenue opportunities across all of our lines of business.

In 2016, although currently we are experiencing moderate improvements in miles per tractor, we expect the freight environment in the first two quarters to be more challenging than in the same periods of the prior two years.  Over the past eighteen months, excess capacity has entered the market, which has led to a more competitive pricing market and fewer non-contract opportunities. We hope to see the market begin to improve in the second half of 2016 as excess capacity exits the market, as indicated by reduced new tractor orders and a weakening used equipment market. Market factors that include higher driver wages, lower gain on sale of revenue equipment, and fewer non-contract opportunities may negatively affect our margins in our Trucking and Logistics segments.  In this environment, we plan to limit organic fleet expansion, focus on cost control, allocate expansion capital toward Logistics, and apply rigorous scrutiny to any acquisition opportunities.

Over the medium to long term, we believe capacity in the truckload market will be constrained by an increasingly competitive driver market, elevated regulatory costs for trucking companies and drivers, and potentially alternative employment opportunities for drivers we wish to hire. These factors are expected generally to have a positive impact on industry-wide rate structures. However, reduced hours of operation and driver shortages could negatively impact equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include fluctuations in commodity prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control that could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.  In addition, the competitive landscape and the supply chains of our customers are constantly shifting based on manufacturing and transportation costs, business combinations, inventory levels, and other factors.

Several issues affecting the trucking industry could also cause our costs to increase in future periods.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly; equipment prices are rising, medical, workers' compensation, and litigation expenses are increasing more rapidly than general inflation, and potentially higher fuel prices are not fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to more profitable shipments, use technology to generate efficiencies, and effectively manage costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources  necessary to successfully overcome these challenges and capitalize on future opportunities.

We will continue to utilize the flexibility of our model to react and adapt to market conditions.  We continue to optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.  We will also look for additional strategic acquisitions, to supplement our growth.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of consolidated total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2015		2014		2013		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2015 to 2014 (%)	2014 to 2013 (%)
Trucking revenue	$830,710	70.2%	$715,712	64.9%	$644,682	66.5%	16.1%	11.0%
Trucking fuel surcharge revenue	121,225	10.3%	176,347	16.0%	177,386	18.3%	(31.3%)	(0.6%)
Logistics revenue	231,029	19.5%	210,273	19.1%	147,169	15.2%	9.9%	42.9%
Total revenue	1,182,964	100.0%	1,102,332	100.0%	969,237	100.0%	7.3%	13.7%

Operating expenses:
Salaries, wages and benefits	334,069	28.2%	271,815	24.7%	234,306	24.1%	22.9%	16.0%
Fuel	152,752	12.9%	203,758	18.5%	214,843	22.2%	(25.0%)	(5.2%)
Operations and maintenance	80,855	6.8%	71,558	6.5%	64,715	6.7%	13.0%	10.6%
Operating taxes and licenses	18,911	1.6%	17,972	1.6%	15,624	1.6%	5.2%	15.0%
Insurance and claims	33,632	2.9%	31,133	2.8%	29,350	3.0%	8.0%	6.1%
Depreciation and amortization	111,023	9.4%	92,893	8.4%	86,129	8.9%	19.5%	7.9%
Purchased transportation(1)	246,864	20.9%	238,041	21.6%	189,667	19.6%	3.7%	25.5%
Communications	4,095	0.4%	4,899	0.4%	5,015	0.5%	(16.4%)	(2.3%)
Miscellaneous operating expenses	22,763	1.9%	7,541	0.7%	15,679	1.6%	201.9%	(51.9%)
Total operating expenses	1,004,964	85.0%	939,610	85.2%	855,328	88.2%	7.0%	9.9%

Operating income	178,000	15.0%	162,722	14.8%	113,909	11.8%	9.4%	42.9%
Total other income	8,504	0.8%	9,108	0.8%	2,795	0.3%	(6.6%)	225.9%
Income before income taxes	186,504	15.8%	171,830	15.6%	116,704	12.0%	8.5%	47.2%
Income taxes	68,047	5.8%	67,809	6.2%	46,680	4.8%	0.4%	45.3%
Net income	118,457	10.0%	104,021	9.4%	70,024	7.2%	13.9%	48.6%
Net income attributable to noncontrolling interest	(1,739)	(0.1%)	(1,159)	(0.1%)	(742)	(0.1%)	50.0%	56.2%
Net income attributable to Knight Transportation	116,718	9.9%	102,862	9.3%	69,282	7.1%	13.5%	48.5%

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

Fiscal 2015 Compared to Fiscal 2014

Operating Revenue

Total revenue increased 7.3% for 2015 to $1.2 billion from $1.1 billion for 2014 generally because of higher revenues generated in both the Trucking and Logistics segments.

Total Trucking revenue was $830.7 million in 2015 and $715.7 million in 2014.  Trucking fuel surcharge revenue decreased to $121.2 million in 2015 from $176.3 million in 2014, as fuel prices declined in each quarter of 2015.  Tractor productivity, as measured by average annual Trucking revenue, before fuel surcharge per tractor, increased in 2015, compared to 2014. This was attributable to improved contract pricing.  Average revenue per loaded mile increased 4.2%, as we improved pricing partially offset by an increase in non-paid empty mile percentage rate to 12.0% from 10.1%.  If economic conditions improve and capacity tightens, we anticipate that we will be able to obtain rate increases in 2016 and beyond; however, adverse changes in either of these factors could prevent rate increases or negatively affect existing rates.

Logistics revenue is primarily generated by the Brokerage and Intermodal operating units.  Total Logistics revenue was $231.0 million in 2015 and $210.3 million in 2014. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers. Shipment volume growth in our Brokerage business, which is the largest component of our Logistics segment, increased 47.9% in 2015 compared to 2014, as we continued to increase our buyer pool, which lead to increased access to third-party capacity. Although our revenue per load was negatively impacted in 2015 as a result of lower fuel surcharge, a shorter length of haul and less non-contract opportunities, we continued to expand gross margins.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 28.2% in 2015 from 24.7% in 2014.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income.  Factors contributing to the increase include increases in driver base pay, and a shift from purchased transportation expense to driver salaries and wages expense, as a greater percentage of our tractor fleet was comprised of company tractors rather than independent contractors. Our non-driver personnel salaries and wages increased, as did our payroll taxes and costs associated with benefits provided, as we increased our number of employees, particularly in our Logistics segment. We have improved our pay and performance bonus for our driving associates over the last several quarters in response to an increasingly challenging driver market. We believe that the driver market remains challenging and that the CSA implementation has further reduced the pool of available drivers. Having a sufficient number of qualified driving associates continues to be a major concern, however, we continue to seek ways to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers.

Fuel expense decreased, as a percentage of total revenue, to 12.9% in 2015, from 18.5% in 2014, as the U.S. National Average Diesel Fuel price decreased by 29.2% in 2015. Fuel expense, net of Trucking fuel surcharge, expressed as a percentage of Trucking revenue, before Trucking fuel surcharge, remained flat year over year.  Our fuel efficiency initiatives, such as trailer blades, idle-control, more fuel-efficient engines, and driver training programs, continued to be contributing factors in controlling our fuel expense on a cost per company tractor operated mile basis.  However, as a percentage of revenue, net fuel expense was consistent, as lower diesel fuel prices and improved fuel efficiency were offset by a greater percentage of miles operated by company-owned tractors (for which we pay the fuel cost) instead of independent contractors (who bear their own fuel cost) in 2015 compared with 2014, as well as an increase in empty miles percentage (for which we do not receive fuel surcharges).  Our fuel surcharge program helps to offset increases in fuel prices but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly but typically require a specified minimum change in fuel cost to prompt a change in Trucking fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in Trucking fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively affects our operating income during periods of falling fuel costs.  Fuel prices began falling toward the end of 2014 and continued to fall each quarter in 2015, as compared to the same periods in 2014.

Operations and maintenance expense, as a percentage of total revenue, increased to 6.8% in 2015 from 6.5% in 2014.  Operations and maintenance consist of direct operating expense, equipment maintenance, and tire expense.  Operations and maintenance expenses as a percentage of total revenue, excluding Trucking fuel surcharge, decreased slightly to 7.6% in 2015 from 7.7% in 2014, as a result of the increased revenue generated in 2015 compared to 2014.

Insurance and claims expense, as a percentage of total revenue, increased slightly to 2.9% in 2015, from 2.8% in 2014. Insurance and claims expense as a percentage of total revenue, excluding fuel surcharge, decreased to 3.2% in 2015 from 3.4% in 2014, and decreased slightly on a per mile basis, year-over-year. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Communications expense, as a percentage of revenue, remained flat at 0.4% for 2015, and 2014.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 9.4% for 2015 from 8.4% in 2014, primarily because of the decrease in fuel surcharge revenue.  As a percentage of total revenue, excluding Trucking fuel surcharge, depreciation and amortization increased to 10.5% in 2015 from 10.0% in 2014, as our Trucking revenue growth outpaced revenue growth in our Logistics segment, which is less capital intensive. A greater percentage of our tractor fleet was comprised of company-owned tractors rather than tractors provided by independent contractors, and we experienced higher equipment prices.  Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue was 12.9% in 2015, and 12.3% in 2014. The increased expense is primarily related to the increased number of tractors and trailers owned during 2015.  The increased expense was partially offset by higher average revenue per tractor. Absent offsetting improvements in average revenue per tractor or growth in our independent contractor fleet and Logistics operations, our expense as a percentage of revenue in this category could increase in the future, if equipment prices continue to rise.  The majority of our company-owned tractor fleet is comprised of tractors with 2014 compliant engines, which are more expensive than previous tractors due to compliance with NHTSA and EPA emissions standards, and the higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.

Purchased transportation expense, as a percentage of total revenue, decreased to 20.9% for the year ended 2015 from 21.6% for the same period in 2014.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; and (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics freight management, and non-trucking services in our Logistics segment. The overall decrease in this category is primarily due to lower fuel surcharge equivalent payments to independent contractors and third-party capacity providers, a smaller percentage of our miles being operated by independent contractors, and the growth in our larger Trucking segment operations, which grew revenues by 16.1% in 2015.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics segment increased 10.4% in 2015, when compared to 2014. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.  We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, increased to 1.9% in 2015, from 0.7% for 2014. The increase is due in part to the decrease in Trucking fuel surcharge component of total revenue, and less gain on sale of equipment to offset these costs.  However, the increase in 2015 is primarily due to the non-routine expense recorded in the second quarter of 2015 for $7.2 million pretax ($4.4 million after tax) relating to expected settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this non-routine expense, and excluding the effect of the decrease in the fuel surcharge component of consolidated revenue, and lower gain on sale of equipment, miscellaneous operating expenses increased due to increased legal expense associated with the non-routine claim expense, an increase in costs associated with technology and our management information systems, and revenue equipment operating lease expense. Gains from the sale of used equipment are included in miscellaneous operating expenses and decreased to $15.3 million in 2015, from $16.8 million in 2014. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent as in the earlier part of 2015, as the used equipment market softened beginning in the third quarter of 2015 and we expect a similar environment through the first half of 2016.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was 85.0% for 2015, compared to 85.2% for 2014.  The non-GAAP adjusted operating ratio (total operating expenses, net of fuel surcharge, as a percentage of total revenue before fuel surcharge), was 83.2% in 2015, compared to 82.4% in 2014.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio.

Net interest and other income, as a percentage of revenue, remained constant at 0.8% in 2015, and 2014.  Other income includes realized gains from the sale of available-for-sale securities and unrealized gains from our investments in TRP III using the equity method of accounting. Our realized gains from the sale of available-for-sale securities was higher in 2015, compared to 2014.  In the fourth quarter of 2014, we funded the acquisition of Barr-Nunn for approximately $112.4 million with borrowings from our existing line of credit. We repurchased 1.6 million shares of our stock in 2015 for $45.3 million, and interest expense increased in 2015 because of the increased average borrowing during the year.  Our debt balance decreased to $112.0 million at December 31, 2015 from $134.4 million at December 31, 2014.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 36.8% for 2015 and 39.7% for 2014.  The unusually low rate in 2015 was attributable to favorable tax positions taken on amended federal and state income tax returns for tax years 2010 through 2013 and other miscellaneous non-recurring decreases, which positively impacted our net income by approximately $5.4 million.

As a result of the preceding financial results, our net income attributable to Knight increased to 9.9%, compared to 9.3% in 2014.

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

Operations and maintenance expense, as a percentage of revenue, decreased to 6.5% in 2014 from 6.7% in 2013.  Operations and maintenance consist of direct operating expense, equipment maintenance, and tire expense.  Equipment maintenance expenses as a percentage of revenue decreased as a result of the increased revenue generated in 2014 compared to 2013.  On a per mile basis, this expense remained constant in 2014 and 2013. Tight driver market conditions continued in 2014, and contributed to increased driver development and recruiting expenses.

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

Net interest and other income, as a percentage of revenue, increased in 2014 to 0.8% from 0.3% in 2013.  Other income includes realized gains from the sale of available-for-sale securities and unrealized gains from our investments in TRP III using the equity method of accounting. Our realized gains from the sale of available-for-sale securities was higher in 2014, compared to 2013.  During 2013, our borrowing capacity increased to $300.0 million from $150.0 million. In the fourth quarter of 2014, we funded the acquisition of Barr-Nunn for approximately $112.4 million with borrowings from our existing line of credit. Interest expense increased in 2014 because of the increased borrowing.  Our debt balance increased to $134.4 million at December 31, 2014 from $38.0 million at December 31, 2013.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 39.7% for 2014 and 40% for 2013.

As a result of the preceding financial results, our net income attributable to Knight increased to 9.3%, compared to 7.1% in 2013.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, significant investments.  In our Trucking business, where investments are substantial, the primary investments are in new tractors and trailers and, to a lesser extent, in technology, service centers, and working capital.  In our Logistics business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations and borrowings under our line of credit.

Net cash provided by operating activities was approximately $205.8 million, $177.2 million, and $138.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The increase for 2015 is primarily due to the increases in net income and depreciation in 2015 compared to 2014.

Net cash used in investing activities was approximately $138.3 million, $266.9 million, and $85.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The higher investment total in 2014 is due to the acquisition of Barr-Nunn in the fourth quarter of 2014 for approximately $110.5 million. Excluding the Barr-Nunn acquisition, capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements totaled $149.4 million, $178.8 million, and $85.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.  Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $85.0 million to $100.0 million for 2016.  We expect this estimate will primarily be used to acquire new revenue equipment for replacement of existing units.

Net cash  from financing activities typically varies with borrowing activity on our line of credit. In both 2015 and 2013, we had net payments to our line of credit of $22.4 million, and $42.0 million, respectively, while in 2014, we had net proceeds from borrowing on our line of credit of $96.4 million to fund the purchase of Barr-Nunn. Exercises of stock options and repurchases of Company stock also contributed to the changes in cash used or provided by financing activities during the three years ended December 31, 2015. We repurchased $45.3 million of Company stock on the open market in 2015, and no Company stock purchases were made in either 2014 or 2013. Proceeds from exercises of stock options were $9.9 million, $24.4 million, and $4.3 million in 2015, 2014, and 2013, respectively. We returned $19.9 million, $19.6 million, and $19.4 million to our shareholders by way of dividends in 2015, 2014, and 2013, respectively.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million and matures on December 1, 2017.  As of December 31, 2015, the aggregate amount outstanding under our line of credit was $112.0 million, which is classified as a long-term liability in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $27.4 million as of December 31, 2015 and $24.3 million as of December 31, 2014.  Combining the amounts borrowed and letters of credit issued, we had $160.6 million available for future borrowing under our existing line of credit as of December 31, 2015, compared with $141.3 million as of December 31, 2014.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of December 31, 2015.

As of December 31, 2015, our cash and cash equivalents totaled approximately $8.7 million compared to $17.1 million as of December 31, 2014.  During the next 12 months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur increased debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We leased revenue equipment under operating leases, and we lease some of our service centers and temporary trailer storage under operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our consolidated statements of income, and totaled $4.7 million, $2.8 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2015, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase obligations(1)	$102,989	$102,989	$-	$-	$-
Long-term debt(2)	112,000	-	112,000	-	-
Investment commitments(3)	16,739	12,409	2,463	1,112	755
Operating leases – buildings & equipment	8,566	3,242	4,856	432	36
Dividend payable	2,042	349	518	455	720
Total	$242,336	$118,989	$119,837	$1,999	$1,511

(1)
Purchase obligations primarily consist of obligations to purchase revenue equipment, net of guaranteed trade-ins from contracted vendors, and a carry forward of approximately $7.1 million from 2015 contracts.

(2)	Long-term debt of $112.0 million is borrowings under our line of credit, which has a maturity date of December 2017. We expect to pay-off the debt balance prior to the final maturity date.
(3)
Investment commitments primarily consist of contractual obligations to investments in various Transportation Resource Partnerships. which are subject to capital calls.  The expected timing of the capital calls are presented above.

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

In addition to estimates within our self-insured retention, we also must make judgments concerning our coverage limits.  If any claim were to exceed our coverage limits, we would have to accrue for the excess amount.  Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much.  Currently, we are not aware of any such claims.  If one or more claims were to exceed our effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

A tax benefit or liability from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We have not recorded any contingent liability associated with uncertain tax positions.

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

Beginning in 2014, we issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The applicable performance standards are reviewed, and approved each year by our Compensation Committee. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the grant agreement. Performance restricted stock units do not earn dividend equivalents. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model as discussed in Note 8 to the consolidated financial statements and is expensed on a straight-line basis over the requisite service period.

We have service and performance-based restricted stock awards outstanding.  The compensation expense uses fair value recognition provisions of ASC 718 under which we estimate the expense.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements set forth beginning at page F-8 of this report for discussion of new accounting pronouncements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates on debt, changes in commodity prices, and changes in equity prices.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate set at either at the prime rate or LIBOR plus 0.625%.  Accordingly, our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2015, a 1.0% increase in our applicable interest rate would reduce pretax earnings, on an annualized basis, by approximately $0.9 million.

Historically, we have invested our excess cash primarily in highly liquid debt instruments of the United States government and its agencies, municipalities in the United States, money market funds, and equity securities (e.g., common stock).  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  Due in part to these factors, our income from investments might decrease in the future.

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of December 31, 2015, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but we may use such instruments in the future. At our average level of fuel purchasing during 2015, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $6.4 million.

Equity Price Risk

In 2013, we acquired 1,304,517 shares of the common stock of USA Truck in order to explore a business combination with USA Truck. As of December 31, 2015, we held 406,925 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of our investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $17.45 closing price on December 31, 2015, a 30% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $2.1 million and reduce our Shareholders’ Equity by 0.2%.

Item 8.                      Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2015 and 2014, and the related consolidated statements of income, consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm,  are set forth beginning at page F-1 in this report.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                   Controls and Procedures

In accordance with the requirements of the Exchange Act and SEC rules and regulations promulgated thereunder, we have established and maintained disclosure controls and procedures and internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, other members of senior management, and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are at a reasonable level of assurance, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f), promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures under the following circumstances:

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

With the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2015.  Based on our management's evaluation under the criteria set forth in the Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015.  No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the internal control over financial reporting of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 29, 2016

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Class II Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Significant Employees; Named Executive Officers," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethics," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2016 Annual Meeting of Shareholders to be held May 12, 2016.

Item 11.                      Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Compensation Committee Report" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2016 Annual Meeting of Shareholders to be held May 12, 2016.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2015, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,008,872	$21.41	2,327,586
Equity compensation plans not approved by security holders	-	-	-
Total	2,008,872	$21.41	2,327,586

We have also issued restricted stock units and performance based restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above.  Our restricted stock units and performance based restricted stock units vest gradually over periods ranging from four to 13 years.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2016 Annual Meeting of Shareholders to be held May 12, 2016.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2016 Annual Meeting of Shareholders to be held May 12, 2016.

Item 14.                      Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2016 Annual Meeting of Shareholders to be held May 12, 2016.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.           Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

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

2.1
Stock Purchase Agreement, by and among Knight Transportation, Inc., Barr-Nunn Enterprises, Ltd., Barr-Nunn Transportation, Inc., Barr-Nunn Logistics, Inc., Sturgeon Equipment, Inc., and Jane E. Sturgeon, in her capacity as Seller's Representative, dated October 1, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 10-K for the period ended December 31, 2014.)

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

10.10
Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 27, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2015.)

10.11 †	Form of Director's Compensatory Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)
10.12 †	Form of Performance Unit Officer Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)
10.13
Second Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated June 26, 2015 (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)

10.14 †	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on April 29, 2015.)
21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
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

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ David A. Jackson
David A. Jackson
Date: February 29, 2016		President and Chief Executive Officer, in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	February 29, 2016
Kevin P. Knight, Chairman of the Board and Director

/s/ David A. Jackson	February 29, 2016
David A. Jackson, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Adam W. Miller	February 29, 2016
Adam W. Miller, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary J. Knight	February 29, 2016
Gary J. Knight, Vice Chairman and Director

/s/ G.D. Madden	February 29, 2016
G.D. Madden, Director

/s/ Kathryn Munro	February 29, 2016
Kathryn Munro, Director

/s/ Michael Garnreiter	February 29, 2016
Michael Garnreiter, Director

/s/ Richard Lehmann	February 29, 2016
Richard Lehmann, Director

/s/ Richard Kraemer	February 29, 2016
Richard Kraemer, Director

/s/ Roberta Roberts Shank	February 29, 2016
Roberta Roberts Shank, Director

/s/ Robert Synowicki, Jr.	February 29, 2016
Robert Synowicki, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
February 29, 2016

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands)

Assets	2015	2014
Current Assets:
Cash and cash equivalents	$8,691	$17,066
Trade receivables, net of allowance for doubtful accounts of $3,106 and $3,355, respectively	131,945	143,531
Notes receivable, net of allowance for doubtful notes receivable of $273 and $351, respectively	648	1,020
Prepaid expenses	17,320	17,423
Assets held for sale	29,327	23,248
Other current assets	14,215	13,345
Income tax receivable	41,967	19,432
Current deferred tax assets	-	3,187
Total current assets	244,113	238,252

Property and Equipment:
Revenue equipment	866,252	803,410
Land and land improvements	52,951	52,531
Buildings and building improvements	139,102	125,492
Furniture and fixtures	18,363	17,322
Shop and service equipment	16,729	16,653
Leasehold improvements	3,061	3,037
Gross property and equipment	1,096,458	1,018,445

Less: accumulated depreciation and amortization	(292,815)	(266,399)

Property and equipment, net	803,643	752,046
Notes receivable, long-term	3,419	4,065
Goodwill	47,050	47,067
Intangible assets, net	3,075	3,575
Other long-term assets and restricted cash and investments	18,932	37,280
Total long-term assets	876,119	844,033

Total assets	$1,120,232	$1,082,285

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands, except par value)

Liabilities and Shareholders' Equity	2015	2014
Current Liabilities:
Accounts payable	$14,818	$19,122
Accrued payroll and purchased transportation	23,776	34,127
Accrued liabilities	21,609	20,604
Claims accrual – current portion	19,471	18,532
Dividend payable – current portion	349	200
Total current liabilities	80,023	92,585

Long-term Liabilities:
Claims accrual – long-term portion	11,508	11,505
Long-term dividend payable and other liabilities	2,164	2,513
Deferred tax liabilities	174,165	162,007
Long-term debt	112,000	134,400
Total long-term liabilities	299,837	310,425

Total liabilities	379,860	403,010

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,967 and 81,842 shares issued and outstanding at December 31, 2015 and 2014, respectively	810	818
Additional paid-in capital	205,648	185,184
Accumulated other comprehensive income	2,573	12,231
Retained earnings	529,367	479,527

Total Knight Transportation shareholders' equity	738,398	677,760
Noncontrolling interest	1,974	1,515
Total shareholders' equity	740,372	679,275

Total liabilities and shareholders' equity	$1,120,232	$1,082,285

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013

Revenue:
Revenue, before fuel surcharge	$1,061,739	$925,985	$791,851
Fuel surcharge	121,225	176,347	177,386

Total revenue	1,182,964	1,102,332	969,237

Operating Expenses:
Salaries, wages and benefits	334,069	271,815	234,306
Fuel	152,752	203,758	214,843
Operations and maintenance	80,855	71,558	64,715
Insurance and claims	33,632	31,133	29,350
Operating taxes and licenses	18,911	17,972	15,624
Communications	4,095	4,899	5,015
Depreciation and amortization	111,023	92,893	86,129
Purchased transportation	246,864	238,041	189,667
Miscellaneous operating expenses	22,763	7,541	15,679

Total operating expenses	1,004,964	939,610	855,328
Income from operations	178,000	162,722	113,909

Other Income (Expense):
Interest income	460	458	413
Interest expense	(998)	(730)	(462)
Other income	9,042	9,380	2,844
Total other income	8,504	9,108	2,795

Income before income taxes	186,504	171,830	116,704

Income Taxes	68,047	67,809	46,680

Net income	118,457	104,021	70,024
Net income attributable to noncontrolling interest	(1,739)	(1,159)	(742)
Net income attributable to Knight Transportation	$116,718	$102,862	$69,282

Basic Earnings Per Share	$1.43	$1.27	$0.87

Diluted Earnings Per Share	$1.42	$1.25	$0.86

Weighted Average Shares Outstanding - Basic	81,491	80,947	79,994

Weighted Average Shares Outstanding - Diluted	82,467	82,042	80,330

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013

Net income	$118,457	$104,021	$70,024
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(5,273)	(1,932)	(1,189)
Unrealized (losses) gains from changes in fair value of available-for-sale securities(2)	(4,385)	9,581	6,073
Comprehensive income	$108,799	$111,670	$74,908
Comprehensive income attributable to noncontrolling interest	(1,739)	(1,159)	(742)
Comprehensive income attributable to Knight Transportation	$107,060	$110,511	$74,166

(1)	Net of current income taxes of $3,318, $1,233, and $736, respectively.
(2)	Net of deferred income tax (benefits) expenses of $(2,870), $6,203, and $3,758, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2012	79,760	$798	$143,616	$348,213	$(302)	$492,325	$608	$492,933
Exercise of stock options and RSUs	429	4	4,341	-	-	4,345	-	4,345
Issuance of common stock	10	-	167	-	-	167	-	167
Shares withheld from RSU settlement	-	-	-	(739)	-	(739)	-	(739)
Excess tax benefit of stock option exercises	-	-	(81)	-	-	(81)	-	(81)
Employee stock-based compensation expense	-	-	2,815	-	-	2,815	-	2,815
Cash dividends paid and dividends accrued	-	-	-	(19,410)	-	(19,410)	-	(19,410)
Net income attributable to Knight	-	-	-	69,282	-	69,282	-	69,282
Other comprehensive income	-	-	-	-	4,884	4,884	-	4,884
Distribution to noncontrolling interest	-	-	-	-	-	-	(405)	(405)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	742	742

Balance, December 31, 2013	80,199	$802	$150,858	$397,346	$4,582	$553,588	$945	$554,533
Exercise of stock options and RSUs	1,634	16	24,350	-	-	24,366	-	24,366
Issuance of common stock	9	-	200	-	-	200	-	200
Shares withheld from RSU settlement	-	-	-	(1,027)	-	(1,027)	-	(1,027)
Excess tax benefit of stock option exercises	-	-	5,273	-	-	5,273	-	5,273
Employee stock-based compensation expense	-	-	4,503	-	-	4,503	-	4,503
Cash dividends paid and dividends accrued	-	-	-	(19,654)	-	(19,654)	-	(19,654)
Net income attributable to Knight	-	-	-	102,862	-	102,862	-	102,862
Other comprehensive income	-	-	-	-	7,649	7,649	-	7,649
Distribution to noncontrolling interest	-	-	-	-	-	-	(589)	(589)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,159	1,159

Balance, December 31, 2014	81,842	$818	$185,184	$479,527	$12,231	$677,760	$1,515	$679,275
Exercise of stock options and RSUs	720	8	9,923	-	-	9,931	-	9,931
Issuance of common stock	12	-	354	-	-	354	-	354
Company shares repurchased	(1,607)	(16)	-	(45,329)	-	(45,345)	-	(45,345)
Shares withheld from RSU settlement	-	-	-	(1,843)	-	(1,843)	-	(1,843)
Excess tax benefit of stock option exercises	-	-	3,175	-	-	3,175	-	3,175
Employee stock-based compensation expense	-	-	7,012	-	-	7,012	-	7,012
Cash dividends paid and dividends accrued	-	-	-	(19,706)	-	(19,706)	-	(19,706)
Net income attributable to Knight	-	-	-	116,718	-	116,718	-	116,718
Other comprehensive income	-	-	-	-	(9,658)	(9,658)	-	(9,658)
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,280)	(1,280)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,739	1,739

Balance, December 31, 2015	80,967	$810	$205,648	$529,367	$2,573	$738,398	$1,974	$740,372

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$118,457	$104,021	$70,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	111,023	92,893	86,129
Gain on sale of equipment	(15,346)	(16,840)	(7,550)
Earn-out on sold investment	(208)	-	(467)
Gain on sale of available-for-sale securities	(8,591)	(3,165)	(1,925)
Income from investment in Transportation Resource Partners III	(422)	(6,139)	(669)
Impairment of investment in Transportation Resource Partners	177	1,041	209
Compensation expense for issuance of common stock to certain members of board of directors	354	200	167
Provision for allowance for doubtful accounts and notes receivable	1,359	1,351	1,008
Deferred income taxes	21,532	17,060	(5,338)
Excess tax benefits related to stock-based compensation	(3,175)	(5,273)	-
Stock-based compensation expense	7,012	4,503	2,815
Changes in operating assets and liabilities:
Trade receivables	10,266	(17,031)	(14,828)
Other current assets	(870)	(1,872)	1,384
Prepaid expenses	103	(1,647)	2,008
Income tax receivable	(22,535)	(19,432)	-
Other long-term assets	(1,236)	442	(390)
Accounts payable	(8,543)	4,285	2,424
Accrued liabilities and claims accrual	(3,592)	22,790	3,517
Net cash provided by operating activities	205,765	177,187	138,518

Cash Flows From Investing Activities:
Purchases of property and equipment	(221,660)	(260,389)	(140,612)
Proceeds from sale of equipment/assets held for sale	72,246	81,555	55,244
Purchase of long-term available-for-sale securities	-	-	(10,035)
Cash proceeds from sale of available-for-sale securities	12,528	6,355	8,782
Cash receipt from notes receivable	1,779	2,309	2,383
Cash payment for notes receivable	-	-	(646)
Cash proceeds from related party notes receivable	-	748	1,570
Investment in Barr-Nunn Transportation	(3,500)	(110,517)	-
Cash payments to Transportation Resource Partners	(70)	(129)	(3,201)
Cash proceeds from Transportation Resource Partners	360	12,814	467
Change in restricted cash and investments	(18)	339	343
Net cash used in investing activities	(138,335)	(266,915)	(85,705)

Cash Flows From Financing Activities:
Dividends paid	(19,885)	(19,648)	(19,445)
Excess tax benefits related to stock-based compensation	3,175	5,273	-
(Payments of) proceeds from borrowing on line of credit, net	(22,400)	96,400	(42,000)
Cash distribution to noncontrolling interest holder	(1,280)	(589)	(405)
Payments to repurchase Company stock	(45,345)	-	-
Proceeds from exercise of stock options	9,930	24,366	4,345
Net cash (used in) provided by financing activities	(75,805)	105,802	(57,505)

Net (decrease) increase in Cash and Cash Equivalents	(8,375)	16,074	(4,692)
Cash and Cash Equivalents, beginning of year	17,066	992	5,684
Cash and Cash Equivalents, end of year	$8,691	$17,066	$992

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$4,251	$25	$2,892
Dividend accrued for restricted stock units	$178	$196	$205
Transfer from property and equipment to assets held for sale	$49,786	$56,521	$40,422
Financing provided to independent contractors for equipment sold	$787	$1,579	$1,731
Cash flow information:
Income taxes paid	$65,594	$68,020	$51,904
Interest expense paid	$1,037	$666	$450

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Use of Estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Estimates and assumptions also apply to the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program.  Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 2% to 20%.  The Company had 104 and 109 loans outstanding from independent contractors and third parties as of December 31, 2015 and 2014, respectively.

The notes receivable balances are classified separately between current and long-term notes in the consolidated balance sheets.  The current and long-term balances of our notes receivables as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Notes receivable from independent contractors	$794	$1,554
Notes receivable from third parties	3,546	3,882
Gross notes receivable	4,340	5,436
Allowance for doubtful notes receivable	(273)	(351)
Total notes receivable, net of allowance	$4,067	$5,085

Current portion, net of allowance	648	1,020
Long-term portion	$3,419	$4,065

Assets Held for Sale - The Company had $29.3 million and $23.2 million of revenue equipment not being utilized in operations, which is classified as assets held for sale, as of December 31, 2015 and 2014, respectively.  Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs and are not subject to depreciation.  The Company periodically reviews the carrying value of these assets for possible impairment.  No impairment was recorded in 2015, 2014, or 2013.  The Company expects to sell these assets within 12 months.

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

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center locations or corporate headquarters. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At December 31, 2015 and December 31, 2014, we had approximately $17.5 million and $6.9 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying consolidated balance sheets.

The Company expenses repairs and maintenance as incurred.  For the years ended December 31, 2015, 2014, and 2013, repairs and maintenance expense totaled approximately $33.4 million, $30.9 million, and $30.5 million, respectively.  The expense is included in “Operations and maintenance” expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash and Investments include:

	2015	2014
	(in thousands)
Investment in Transportation Resource Partners (TRP)	$300	$477
Investment in Transportation Resource Partners III (TRP III)	5,752	5,412
Restricted Cash and Investments	3,282	3,264
Available-For-Sale Equity Securities	7,101	26,884
Other	2,497	1,243
	$18,932	$37,280

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor, and no contributions have been made to TRP since 2011.  In 2015, the Company recorded gains and received distributions totaling $208,000. In 2014, distributions of $2.1 million were received and a $1.6 million gain was recorded, while in 2013, distributions received and gains recorded were $467,000. The gains are recognized in the year distributions are received. The Company also recorded impairment of $177,000, $1.0 million and $209,000 in 2015, 2014, and 2013, respectively, for other-than-temporary loss on the investments remaining within the TRP portfolio. The Company's ownership interest in TRP is approximately 2.2%, with a carrying value of $300,000 and $477,000 at December 31, 2015 and 2014, respectively.

In the fourth quarter of 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. Since its inception, the Company has contributed approximately $11.0 million to TRP III.In June 2015, based on an analysis of expected future fund activity, TRP III released investors from a portion of their outstanding commitment. The Company’s share of the commitment release was $2.1 million leaving an outstanding commitment of $1.9 million as of December 31, 2015. The investment in TRP III is accounted for using the equity method. The Company has recorded income of approximately $422,000, $6.1 million, and $669,000 for its investment in TRP III for years ended December 31, 2015, 2014, and 2013, respectively. In 2015, the Company received distributions totaling $152,000 from TRP III for the sale of TRP III portfolio companies. At December 31, 2015, the investment balance in TRP III was $5.8 million, compared to $5.4 million at December 31, 2014.  The Company's ownership interest was approximately 6.1% as at December 31, 2015.

In the third quarter of 2015, the Company committed to invest in a new partnership, TRP Capital Partners, LP (TRP IV”). The new partnership is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. The Company committed to contribute a total of $4.9 million to the new partnership, and has contributed $41,000 as of December 31, 2015.

Since the year-end, the Company has committed to invest in another TRP partnership, TRP CoInvest Partners (NTI) I, LP. This new partnership is also operated and managed by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. The Company committed to contribute a total of $10.0 million to the new partnership, and fulfilled its commitment in February 2016.

Restricted Cash and Investments – In connection with the Company's self-insurance program, $3.3 million has been set aside in escrow accounts to meet statutory requirements as of December 31, 2015 and 2014, respectively.

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

Goodwill & Intangibles, net - Goodwill is not amortized, but it is reviewed for impairment at least annually or more frequently should any of the circumstances listed in ASC 350-20, Goodwill, occur.  The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment test as prescribed in ASC 350-20.  Goodwill is required to be tested for impairment at the reporting unit level utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of the reporting unit and compare it to the carrying value of such unit, including goodwill.  No impairment is recognized if the fair value exceeds the carrying value; however, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired.  The amount, if any, of the impairment would then be measured in the second step.

In 2015, the Company changed the date of the annual impairment testing to June 30 from September 30. This change did not result in the delay, acceleration or avoidance of an impairment charge. The Company believes this change in accounting principle is preferable because it better aligns with the Company’s annual strategic and planning process and alleviates administrative burden during the year-end reporting period. This change to the annual goodwill impairment testing was applied prospectively and had no effect on these consolidated financial statements. This change was not applied retrospectively as it is impractical to do so because retrospective application would have required the application of significant estimates and assumptions without use of hindsight.  The Company completed this annual test as of June 30, 2015, and September 30, 2014, and no adjustment for impairment was determined to be necessary.

In conjunction with the acquisition of Roads West in 2006, the basis of goodwill for tax purposes was determined to be in excess of the book basis of goodwill.  Under this circumstance, ASC 740, Income Taxes, requires that the goodwill be separated into two components for acquisitions prior to the adoption of ASC 805, Business Combination.  The first component is equivalent to book goodwill, and future tax amortization of this component is treated as a temporary difference, for which a deferred tax liability is established.  The second component is the excess tax goodwill over book goodwill, for which no deferred taxes are recognized.  The tax benefit from the recognition of the amortization of the second component on the tax return is treated as a reduction in the book basis of goodwill.  The finite lived intangible portion was amortized using the straight-line method over a five-year period, and was fully amortized as of December 31, 2011.

The changes in the carrying amounts of goodwill were as follows:

	2015	2014
	(in thousands)
Goodwill at beginning of period	$47,067	$10,257
Acquisition	-	36,835
Amortization relating to deferred tax assets	(17)	(25)
Goodwill at end of period	$47,050	$47,067

Identifiable intangible assets subject to amortization relate to customer relations and trade names acquired through the 2014 acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”). The intangible assets acquired were recorded at fair value at the date of acquisition.

Intangible asset balances were as follows:

	2015	2014
	(in thousands)
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(625)	(125)
Intangible assets, net	$3,075	$3,575

These intangible assets are being amortized over a weighted average amortization period of 7.6 years. Amortization expense associated with these intangible assets was $0.5 million, and $0.1 million for the year ended December 31, 2015, and December 31, 2014, respectively, and was included in depreciation and amortization expense in the accompanying consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.5 million for 2016 through 2019, and $0.4 million in 2020.

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

Income Taxes - The Company accounts for income taxes under the asset and liability method.  This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

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

Financial Instruments - The Company's financial instruments include cash equivalents, investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable and long-term debt.  Due to the short-term nature of cash equivalents, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value.  Available-for-sale and trading securities consist of marketable equity and debt securities stated at fair value. Due to the variable interest rate, the carrying value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable.  Aggregate revenue for the Company's three largest customers accounted for approximately 11.5%, 11.7% and 11.0% of the total revenue for the years ended 2015, 2014 and 2013, respectively.  As of December 31, 2015, aggregate balances due from the three largest customers account for approximately 12.0% of the total trade receivable balance compared to 6.7% as of December 31, 2014.  Revenue from the Company's single largest customer represented approximately 4.5% of total revenue for the year ended December 31, 2015, and approximately 4.3%, and 4.0%, for the years ended 2014, and 2013, respectively.  The balance due from the single largest customer accounts for approximately 1.2% of the total trade receivable balance as of December 31, 2015, compared to 3.2% as of December 31, 2014.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2015, 2014, and 2013 are as follows (in thousands, except per share data):

	2015			2014			2013
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$116,718	81,491	$1.43	$102,862	80,947	$1.27	$69,282	79,994	$0.87
Effect of stock options & restricted stock	-	976		-	1,095		-	336
Diluted EPS	$116,718	82,467	$1.42	$102,862	82,042	$1.25	$69,282	80,330	$0.86

Certain shares of options, restricted stock units, and performance restricted stock units (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method. A summary of those shares for the years ended December 31, 2015, 2014, and 2013, respectively, is as follows:

	2015	2014	2013
Number of anti-dilutive shares	387,969	232,803	1,917,020

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update seeks to increases the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10).This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company is currently evaluating the effect that adopting this standard will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. The update provides for early adoption for all entities as of the beginning of an annual period.  For the year ended December 31, 2015, the Company has early adopted ASU 2015-17 and presents all its deferred tax assets and liabilities as non-current for the year ended December 31, 2015.  The Company has applied the Standard on a prospective basis.  Therefore, the classification of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 have not been changed from the original presentation.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. The amendment is effective as of January 1, 2016 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating this standard and its existing revenue recognition policies to determine which of its customer arrangements in the scope of the guidance will be affected by the new requirements and what impact they would have on the Company’s consolidated financial statements upon adoption of this standard.

2.           Fair Value Measurements

US GAAP has established a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value.  This framework maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2015 and December 31, 2014.

			Level One		Level Two		Level Three
	Balance at December 31, 2015	Balance at December 31, 2014	Balance at December 31, 2015	Balance at December 31, 2014	Balance at December 31, 2015	Balance at December 31, 2014	Balance at December 31, 2015	Balance at December 31, 2014
	(in thousands)
Assets:
Available-for-sale Securities:
Equity securities - common shares	$7,101	$26,884	$7,101	$26,884	-	-	-	-
Restricted cash and investments:
Money market funds	$1,003	$1,027	$1,003	$1,027	-	-	-	-
Trading Securities:
Debt securities - municipal securities	$2,279	$2,237	-	-	$2,279	$2,237	-	-

The Company has certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity in the accompanying consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. The Company uses specific identification to determine the cost of securities sold, and amounts reclassified out of accumulated other comprehensive income into earnings.

The following table shows the Company’s realized gains during the years ended December 31, 2015, 2014, and 2013, on certain securities that were held as available-for-sale. The cost of securities sold is based on the specific identification method and included in “Other income” in the accompanying consolidated statements of income.

	December 31,
	2015	2014	2013
	(in thousands)
Sales proceeds	$12,528	$6,355	$8,782
Cost of securities sold	3,937	3,190	6,857
Realized gain	$8,591	$3,165	$1,925

Realized gains, net of taxes	$5,273	$1,932	$1,189

As of December 31, 2015, the available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" in the accompanying consolidated balance sheets was approximately $7.1 million, including gross unrealized gains of approximately $4.2 million, or $2.6 million (net of tax). As of December 31, 2014, the available-for-sale investment balance was approximately $26.9 million, including gross unrealized gains of approximately $20.0 million, or $12.2 million (net of tax). The cost basis of these investments at December 31, 2015, and 2014, is approximately $2.9 million and $6.9 million, respectively.

3.           Line of Credit and Long-Term Debt

The Company maintained a revolving line of credit with Wells Fargo Bank, which permitted revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million, and matures December 1, 2017. Interest is incurred on borrowings under the line of credit at either the prime rate, or LIBOR plus 0.625%, determined at the time of borrowing.  The Company had $112.0 million and $134.4 million outstanding under the line of credit as of December 31, 2015 and 2014, respectively.  The weighted average variable annual percentage rate ("APR") for amounts borrowed in 2015 was 0.88%, and 0.91% for amounts borrowed in 2014.  Borrowing under the line of credit is recorded in the "Long-term debt" line of the accompanying consolidated balance sheets.  In connection with the Company’s self-insurance program, as of December 31, 2015, the Company also utilized $27.4 million of the line of credit for letters of credit issued to various regulatory authorities.  The Company has $160.6 million available for future borrowings at December 31, 2015.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable annual percentage rate ("APR") for the year ended December 31, 2015 was 1.05%, and 1.31% for the year ended December 31, 2014. The Company is obligated to comply with certain financial and other covenants under the line of credit agreement and was in compliance with such covenants at December 31, 2015 and December 31, 2014.

4.           Income Taxes

Income tax expense consisted of the following (in thousands):

	2015	2014	2013
Current income taxes:
Federal	$41,549	$42,101	$46,445
State	4,966	8,648	5,573
	46,515	50,749	52,018
Deferred income taxes:
Federal	19,666	12,644	(5,520)
State	1,866	4,416	182
	21,532	17,060	(5,338)
	$68,047	$67,809	$46,680

The effective income tax rate is different than the amount that would be computed by applying statutory corporate income tax rates to income before income taxes.  The differences are summarized as follows (in thousands):

	2015	2014	2013
Tax at the statutory rate (35%)	$65,277	$60,141	$40,846
State income taxes, net of federal benefit	4,441	8,492	3,804
Nondeductible driver per diem	1,982	1,885	1,807
Other, net	(3,653)	(2,709)	223
	$68,047	$67,809	$46,680

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Short-term deferred tax assets (liabilities):
Claims accrual	-	$6,322
Investments	-	(2,066)
Prepaid expenses deducted for tax purposes	-	(2,952)
Other, net	-	1,883
Short-term deferred tax assets, net	-	$3,187

Long-term deferred tax liabilities (assets):
Property and equipment depreciation	$185,678	$161,209
Claims accrual	(10,578)	(4,482)
Stock options	(3,837)	(2,847)
Investments	582	7,807
Prepaid expenses deducted for tax purposes	2,947	-
Other, net	(627)	320
Long-term deferred liabilities, net	$174,165	$162,007

For the years ended December 31, 2015, 2014, and 2013, the Company does not have any uncertain tax positions, nor any unrecognized tax benefits based upon an analysis of the Company's historic and future tax positions.  There are no tax uncertainties for which it is reasonably possible an amount of unrecognized tax benefit should be recognized.  Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC Topic 740.

The Company files federal and state income tax returns with varying statutes of limitations.  The 2012 through 2015 tax years generally remain subject to examination by the federal authority, and the 2011 through 2015 tax years generally remain subject to examination by state tax authorities.  The Company does not believe the unrecognized tax benefits will change significantly over the next 12 months.

Historically, in accordance with GAAP, the Company presented deferred tax assets and liabilities separately in current amounts and non-current amounts on the basis of the classification of the related asset or liability for financial reporting.  Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting, are classified according to the expected reversal date of the temporary difference.  On November 20, 2015 the FASB issued an amendment to the current standard, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016.  The standard provides for early adoption for all entities as of the beginning of an annual period.  For the year ended December 31, 2015, the Company has early adopted ASU 2015-17, and presents all its deferred tax assets and liabilities as non-current for the year ended December 31, 2015.  The Company has applied the Standard on a prospective basis.  Therefore, the classifications of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 have not been changed from the original presentation.

5.           Commitments and Contingencies

a.           Purchase Commitments

The Company's purchase commitments for 2016 total $103.0 million, which primarily consists of revenue equipment, net of equipment trade-ins from contracted vendors, and a carry forward of approximately $7.1 million from 2015 contracts.  The Company generally has the option to cancel with advanced notice ranging from 9 weeks to 90 days prior to the scheduled production.

b.           Investment Commitments

The Company's commitment to invest in TRP is $5.5 million.  The Company's commitment to invest in TRP III is $15.0 million.  As of December 31, 2015, the Company has contributed approximately $11.0 million to TRP III, and $2.1 million was released leaving an outstanding commitment of $1.9 million as of December 31, 2015. The Company’s commitment to invest in TRP IV is $4.9 million, and $41,000 has been contributed as of December 31, 2015. The Company’s commitment to invest in TRP CoInvest Partners (NTI) I, LP is $10.0 million, and the Company contributed $10.0 million in February 2016.

c.           Operating Leases

The Company periodically leases revenue equipment, certain service center building facilities, and communication equipment under non-cancelable operating leases.  The Company also has operating leases for trailer storage.  Operating lease expense under operating leases was approximately $4.7 million, $2.8 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.  Operating lease expense is included as an operating expense under "Miscellaneous operating expenses" in the consolidated statements of income.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Year Ending December 31,	Amount (in thousands)
2016	$3,242
2017	3,172
2018	1,684
2019	213
2020	219
2021	36
Total	$8,566

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

The Company is also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items.  The Company is a defendant in a class action lawsuit which was filed on May 8, 2008, in the California Superior Court for Tulare County. The plaintiffs, who are current and former drivers and who worked for the Company during the period of May 8, 2004 through August 6, 2015, allege claims for failure to provide meal periods, inaccurate itemized pay statements and other items under the California Labor Code.  During the second quarter of 2015, the Company reached a preliminary settlement with the plaintiffs, and in December 2015, the court issued final approval of the settlement.

The Company is also a defendant in a class action lawsuit that was filed on June 10, 2010, in the Oregon Circuit Court for Multnomah County. The plaintiffs, who are current and former drivers who worked for the Company during the period of June 10, 2004 through June 10, 2010, allege the Company failed to pay minimum wage for attending pre-employment orientation and failed to pay minimum wage for work performed during certain pay periods after the start of employment. On July 2, 2015, the court, following a bench trial, issued a decision finding that the Company failed to pay minimum wage to some class members for work performed during certain pay periods and assessed statutory penalties and prejudgment interest related to our failure to comply with minimum wage obligations. In the fourth quarter of 2015, the Company reached a preliminary settlement with the plaintiffs and the current and former drivers who worked for the Company during the period June 11, 2010 through September 30, 2015. In December 2015, the court issued final approval of the settlement.

As a result of the California settlement and the Oregon decision, during the second quarter of 2015, the Company accrued a total of $7.2 million, including the plaintiffs’ estimated attorneys’ fees and related costs and excluding attorneys’ fees and costs related to our defense, in our condensed consolidated financial statements. The Company had previously accrued $0.2 million as of December 31, 2014 related to these cases.

Based on claims resolved this year, and the Company’s present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

6.           Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under a SIR policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, the Company has been responsible for aggregate losses up to $1.5 million.  For the policy periods February 1, 2014 to March 1, 2015 and March 1, 2015 to March 1, 2016, the Company's SIR is $2.5 million with no additional responsibility for "aggregate" losses.  The Company is also self-insured for workers' compensation coverage, with a self-retention level of a maximum $500,000 per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts.  The Company's insurance policies provide for excess personal injury and property damage liability up to a total of $105.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.

The Company also maintains excess coverage for employee medical expenses and hospitalization.  The self- retention amount for employee medical health was $225,000 per claimant for 2015 and 2014, and will be $240,000 per claimant for 2016.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Auto reserves	$18,926	$18,075
Workers' compensation reserves	8,815	8,728
Employee medical reserves	3,238	3,234
Total reserves	$30,979	$30,037

Current portion	$19,471	$18,532
Long-term portion	$11,508	$11,505

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Beginning Balance	$30,037	$24,505
Acquisition(1)	-	3,209
Provisions recorded	52,031	49,135
Claims paid and direct expenses	(51,089)	(46,812)
Total reserves	$30,979	$30,037

(1)	Addition to claims reserve following acquisition of Barr-Nunn.

The provision recorded for the year ended December 31, 2015, is comprised of $33.4 million for insurance and claims expense, which is included in the "Insurance and claims" line of the consolidated statements of income, $7.9 million for workers' compensation expense~~,~~ and $10.7 million for medical expense, both of which are included in the "Salaries, wages and benefits" line of the consolidated statements of income.  The provision recorded for the year ended December 31, 2014, is comprised of $30.9 million for insurance and claims expense, $7.8 million for workers' compensation expense, and $10.4 million for medical expense.

7.           Shareholders' Equity

During 2015, 2014, and 2013, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares.  The table below reflects this activity for the years as presented.

	2015	2014	2013
Annual director fees paid through stock issuance	$354,168	$200,484	$167,946
Shares of common stock issued	11,853	8,828	9,885
Dividends paid per common share	$0.24	$0.24	$0.24

8.           Stock Based Compensation and Employee Benefit Plans

a.           Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Omnibus Incentive Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Omnibus Incentive Plan in May 2015, all grants of stock-based compensation are made under the 2015 Omnibus Incentive Plan.

The 2015 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").  The Compensation Committee has discretion to determine the number of shares subject to each grant and the terms and conditions of each grant, subject to the general limitations of the 2015 Plan, but in any calendar year, no single grant may exceed 650,000 shares.  The Compensation Committee may award cash bonuses, incentive stock options, non-qualified stock options, restricted stock grants, restricted stock units, performance based restricted stock units, stock appreciation rights, or other incentive Awards permitted by the 2015 Plan to employees and officers.  Incentive stock options are designed to comply with the applicable provisions of the Internal Revenue Code (the "Code") and are subject to restrictions within the Code.  Vesting schedules for grants are set by the Compensation Committee and vary according to the goals of the grant.  Grants, including stock options, must be granted with exercise price equal to the fair market value, determined by the closing price of the stock on the date the grant is made, as reported by the New York Stock Exchange.  The exercise price of stock options granted may not be modified.  Most stock options granted by the Company cannot be exercised until at least one (1) year after the date of grant and are forfeited upon termination of employment for reasons other than death, disability, or retirement.  The 2015 Plan reserved 3,250,000 shares for the grant of equity compensation awards. The 2015 Plan will expire on May 13, 2025.

Under the 2015 Plan, the Compensation Committee is authorized to issue Awards of Common Stock to Directors as compensation for their services. In the past director compensation was paid 50% by cash and 50% by stock. In 2015, the Compensation Committee adopted a new Directors Equity Grant Policy which allows directors to elect to receive in excess of 50% of their total compensation in stock, up to 100%. Directors who are our officers or employees or 10% shareholders do not receive compensation for Board or Board committee service.  Stock awards issued to directors are valued at the closing price of our Common Stock on the date of the grant.

Stock-based compensation charges were approximately $7.0 million, $4.5 million, and $2.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, which reduced income from operations accordingly.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company received $9.9 million, $24.4 million, and $4.3 million in cash from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements was approximately $3.2 million for the year ended December 31, 2015, $5.3 million for the year ended December 31, 2014, and zero for the year ended December 31, 2013.  This tax benefit also decreased cash provided by operating activities, and increased cash provided by financing activities by the same amount for all years presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2015	2014	2013
Dividend yield(1)	0.80%	1.06%	1.54%
Expected volatility(2)	25.88%	28.01%	24.92%
Risk-free interest rate(3)	0.98%	0.82%	0.34%
Expected terms(4)	2.74 years	2.74 years	2.74 years
Weighted average fair value of options granted	$5.00	$3.96	$2.25

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

As of December 31, 2015, there was approximately $3.1 million of unrecognized compensation cost related to stock option compensation awards. That cost is expected to be recognized over a weighted-average period of 1.9 years, and a total period of 3.4 years.

A summary of the award activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,142,971	$17.80	3,374,846	$16.26	3,424,806	$15.99
Granted	590,141	29.81	399,550	22.74	429,800	15.62
Exercised	(594,673)	16.65	(1,551,400)	15.73	(345,302)	12.60
Forfeited and Expired	(129,567)	21.76	(80,025)	17.90	(134,458)	16.78

Outstanding at end of year	2,008,872	21.41	2,142,971	17.80	3,374,846	16.26

Vested and exercisable at end of year	989,396	17.45	1,383,888	16.86	2,828,365	16.27

Weighted average fair value of options granted during the period		5.00		3.96		2.25

As of December 31, 2015, the number of options that were currently vested and expected to become vested was 1,926,872.  These options have a weighted-average exercise price of $21.12, a weighted-average contractual remaining term of 2.9 years, and an aggregate intrinsic value of $8.8 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2015:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$12.63 - 14.73	2,900	3.08	$13.34	1,600	$13.34
$14.74 - 16.83	440,031	2.57	$15.25	276,231	$15.06
$16.84 - 18.94	693,697	1.88	$18.05	649,297	$18.00
$18.95 - 33.27	872,244	3.96	$27.21	62,268	$22.46
Overall Total	2,008,872	2.94	$21.41	989,396	$17.45

The total intrinsic value of options exercised during the twelve-month period was $8.3 million, $17.8 million, and $1.5 million in 2015, 2014, and 2013, respectively.  Based on the market price as of December 31, 2015, the intrinsic value of options outstanding as of December 31, 2015, was approximately $8.8 million, and the intrinsic value of options exercisable for the same period was approximately $6.7 million.  The weighted average remaining contractual life as of December 31, 2015, for vested and exercisable options is 2 years.

Since 2009, the Company has issued restricted stock units (“RSUs”) to its employees. The Company's RSU program consists of service based awards that vest gradually over a period ranging from 5 to 13 years.  Stock compensation expense for these RSUs is being amortized using the straight-line method over the requisite service period.  As of December 31, 2015, the Company had approximately $10.6 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 3.6 years, and a total period of 7.1 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock.  Accrued dividends are paid to recipients as the RSUs vest.  Accrued dividends are forfeited if RSUs are canceled or terminated.  Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1
Unvested at January1,	1,073,546	$16.22	1,213,698	$16.04	1,210,532	$16.04
Granted	13,950	$29.11	17,017	$27.63	183,111	$15.95
Vested	(188,253)	$16.03	(128,659)	$16.07	(130,265)	$16.01
Forfeited and Expired	(20,070)	$16.64	(28,510)	$16.23	(49,680)	$15.75

Outstanding (unvested) at end of year	879,173	$16.45	1,073,546	$16.22	1,213,698	$16.04

In 2015 and 2014, the Company issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined, over the three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return of Knight common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. Performance restricted stock units do not earn dividend equivalents.

The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Twelve Months Ended December 31,
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

During 2015, 165,720 PRSU’s were granted and during 2014, 181,112 PRSU’s were granted. The performance measurement period for the PRSUs granted in 2015 is April 1, 2015 to December 31, 2017, and the performance measurement period for the PRSUs granted in 2014 is January 1, 2014 to December 31, 2016. These awards will vest thirteen months following the expiration of the performance measurement period.

A summary of the award activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	2015		2014
	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of January 1	181,112	$23.85	181,112	$23.85
Granted	165,720	29.30	-	-
Vested	-	-	-	-
Cancelled	(5,050)	26.20	-	-
Unvested as of December 31	341,782	26.46	181,112	$23.85

Our policy is to recognize compensation cost on a straight-line basis over the requisite service period.

As of December 31, 2015, there was $7.4 million of unrecognized compensation cost related to performance awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years and total period of 3.1 years.

b.           401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 18 years of age or older and have completed six months of service with the Company.  The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary deduction not to exceed $1,150 annually per employee; this limit was increased in 2015 from 50% of the employee’s salary deduction not to exceed $1,000 in 2014.  The limit of the mandatory matching contribution for 2016 has been increased to the amount of employee’s salary deductions not to exceed $1,400. The Plan also provides for a discretionary matching contribution.  In 2015, 2014, and 2013, there were no discretionary contributions.  Employees' rights to employer contributions vest equally over five years from their date of employment.  The Company's mandatory matching contribution was approximately $795,000, $451,000, and $326,000 in 2015, 2014, and 2013, respectively.

9.           Company Share Repurchase Program

In May 2011, the Company's Board of Directors unanimously authorized the repurchase of 10.0 million shares of the Company's common stock.  The repurchase authorization is intended to afford the Company flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be affected based upon share price and market conditions.

The Company repurchased 1.6 million shares under the share repurchase program during the year ended December 31, 2015, and no shares were repurchased during 2014, and 2013.  As of December 31, 2015, there were 5.8 million shares remaining for future purchases under the repurchase program.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

10.           Segment Information

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2015, 2014, and 2013.

	2015		2014		2013
Revenues:	$	%	$	%	$	%
Trucking Segment	$952,098	80.5%	$892,124	80.9%	$822,188	84.8%
Logistics Segment	249,365	21.1	214,378	19.4	151,194	15.6
Subtotal	1,201,463		1,106,502		973,382
Intersegment Eliminations Trucking	(163)	0.0	(65)	0.0	(120)	0.0
Intersegment Eliminations Logistics	(18,336)	(1.6)	(4,105)	(0.3)	(4,025)	(0.4)
Total	$1,182,964	100%	$1,102,332	100%	$969,237	100%

Operating Income:
Trucking Segment	$162,143	91.1%	$147,424	90.6%	$106,167	93.2%
Logistics Segment	15,857	8.9	15,298	9.4	7,742	6.8
Total	$178,000	100%	$162,722	100%	$113,909	100%

Trucking Segment Information

The Trucking segment operates large, modern, company-owned tractor fleets and use independent contractors to provide various transportation solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services. Revenues are generally set at a predetermined rate per mile or per load for the Trucking services.  In addition, revenue streams are also generated by charging for tractor and trailer detention, loading and unloading activities, dedicated services, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel.

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

The following table sets forth the Trucking segment operating ratio on a GAAP basis.

GAAP Presentation:	2015		2014		2013
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$952,098		$892,124		$822,188
Operating expenses	789,955	83.0	744,700	83.5	716,021	87.1
Operating income	$162,143		$147,424		$106,167

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity.

Non-GAAP Presentation(1):	2015		2014		2013
Trucking (amounts in thousands)	$	%	$	%	$	%
Revenue	$952,098		$892,124		$822,188
Less: Trucking fuel surcharge revenue	(121,225)		(176,347)		(177,386)
Less: Intersegment transactions	(163)		(65)		(120)
Revenue, net of fuel surcharge and intersegment transactions	830,710		715,712		644,682
Operating expenses	789,955		744,700		716,021
Less: Trucking fuel surcharge revenue	(121,225)		(176,347)		(177,386)
Less: Intersegment transactions	(163)		(65)		(120)
Operating expenses, net of fuel surcharge and intersegment transactions	668,567	80.5	568,288	79.4	538,515	83.5
Operating income	$162,143		$147,424		$106,167

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

The Company's Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking Segment was approximately $107.0 million, $88.2 million, and $81.0 million in 2015, 2014, and 2013, respectively.

Logistics Segment Information

Logistics revenue is generated primarily by the Brokerage and Intermodal operating units, which charge a predetermined rate per mile or per load for arranging freight transportation for its customers. The Company also provides logistics, freight management and other non-trucking services through its Logistics business.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Logistics revenue is mainly affected by the rates the Company is able to negotiate with clients, the freight volumes that are shipped through third-party capacity providers and the Company's ability to secure qualified third-party capacity providers to transport customer freight.  This segment has seen continued growth in the number of shipments serviced by the Brokerage and Intermodal operating units, and contributed to the improved productivity and revenue realized in 2015.

The following table sets forth the Logistics segment revenue, other operating expenses, and operating income.

	2015		2014		2013
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$249,365		$214,378		$151,194
Other operating expense	233,508	93.6	199,080	92.9	143,452	94.9
Operating income	$15,857		$15,298		$7,742

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions.

	2015		2014		2013
Logistics (amounts in thousands)	$	%	$	%	$	%
Revenue	$249,365		$214,378		$151,194
Less: Intersegment transactions	(18,336)		(4,105)		(4,025)
Revenue excluding intersegment transactions	231,029		210,273		147,169
Operating expenses	233,508		199,080		143,452
Less: Intersegment transactions	(18,336)		(4,105)		(4,025)
Operating expenses excluding intersegment transactions	215,172	93.1	194,975	92.7	139,427	94.7
Operating income	$15,857		$15,298		$7,742

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

	2015	2014	2013
Combined Brokerage and Intermodal gross margin percent(1)	16.4%	15.0%	12.5%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

The Company's Logistics segment does not require significant capital expenditures and is not asset-intensive like the Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which totaled to approximately $4.0 million, $4.7 million, and $5.1 million in 2015, 2014, and 2013, respectively.

No segmental asset information is provided as the Company does not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

11.           Acquisition of Barr-Nunn Transportation, Inc.

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

Barr-Nunn had an enterprise value at closing of approximately $112.4 million (before the potential earn-out payment discussed below).  At closing, the Company paid approximately $111.2 million of total consideration for the stock and certain real estate, which was paid in cash and funded through borrowings under the Company’s line of credit on the date of the transaction. The purchase price was adjusted in December 2014 pursuant to a customary working capital adjustment, which produced a credit of approximately $0.7 million to the Company, resulting in  total consideration paid of  $110.5 million. The Stock Purchase Agreement included an election under the Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date.

The Stock Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions. At closing, $8.0 million of the purchase price was placed in escrow to secure the Sellers' indemnification obligations.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 12.0% of consolidated total assets as of December 31, 2014, 3.0% of total revenue for 2014, and 3.8% of net income for 2014. The Company recorded approximately $429,000 of acquisition-related expenses, which are included within “Miscellaneous operating expenses” in the consolidated statement of income for the year ended December 31, 2014.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2014, and 2013, assume that the acquisition of Barr-Nunn occurred as of January 1, 2013.

	(Unaudited)
	Years ended
	December 31, 2014	December 31, 2013
	(in thousands)
Total revenue	$1,192,745	$1,087,790
Net income	109,787	78,274

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is provided in the tables below. The final purchase price allocation was subject to a post-closing working capital adjustment, and subject to earn-out amounts achieved, and other adjustments. The goodwill recognized represents expected synergies from combining the operations of the Company with Barr-Nunn, including enhanced service offerings and sharing best practices in terms of driver recruiting and retention, as well as other intangible assets that did not meet the criteria for separate recognition. All tax goodwill recognized in the transaction is deductible for tax purposes over 15 years, and no deferred taxes were recorded.

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

Excess of consideration transferred over the net amount of assets and liabilities recognized (goodwill) was subject to final purchase price adjustment related to earn-out amounts achieved (if any) and other adjustments.

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

The Stock Purchase Agreement also provides for a potential one-time earn-out payment of up to $3.5 million, contingent upon achievement of an operating income target for Barr-Nunn and retention of key personnel for the four fiscal quarters ending September 30, 2015. This contingent liability was estimated as of the date of the transaction and was included in the adjustments to liabilities at the transaction-date fair value recorded. The fair value of the contingent liability was subject to change based on actual results of Barr-Nunn over the four fiscal quarters ending September 30, 2015. All contingencies were satisfied and the earn-out was paid in full in October 2015.

12.           Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2015 and 2014 (amount in thousands, except per share data):

	2015
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$257,214	$268,623	$269,930	$265,972
Income from operations	$46,304	$41,619	$46,426	$43,652
Net income attributable to Knight	$29,563	$27,638	$30,283	$29,235
Earnings per common share:
Basic	$0.36	$0.34	$0.37	$0.36
Diluted	$0.36	$0.33	$0.37	$0.36

	2014
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$205,596	$218,908	$227,829	$273,653
Income from operations	$31,250	$38,899	$39,791	$52,782
Net income attributable to Knight	$19,064	$25,761	$25,100	$32,938
Earnings per common share:
Basic	$0.24	$0.32	$0.31	$0.40
Diluted	$0.23	$0.31	$0.31	$0.40

The Company acquired 100% of the outstanding stock of Barr-Nunn on October 1, 2014 and therefore the operating results of the Company includes the operating results of Barr-Nunn for the periods from October 1, 2014 to December 31, 2015.

13.           Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2015, through the filing date of this Annual Report on Form 10-K for disclosure. No events occurred requiring disclosure.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Other Accounts(1)	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2015	$3,355	$1,333	-	$(1,582)	$3,106
Year ended December 31, 2014	$2,409	$1,309	$146	$(509)	$3,355
Year ended December 31, 2013	$1,917	$952	-	$(460)	$2,409

	Balance at Beginning of Period	Provision for Credit Losses	Other Accounts	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2015	$351	$26	-	$(104)	$273
Year ended December 31, 2014	$312	$42	-	$(3)	$351
Year ended December 31, 2013	$291	$55	-	$(34)	$312

(1)	Addition to allowance for doubtful accounts following acquisition of Barr-Nunn.

EXHIBIT INDEX

Exhibit Number	Descriptions

2.1
Stock Purchase Agreement, by and among Knight Transportation, Inc., Barr-Nunn Enterprises, Ltd., Barr-Nunn Transportation, Inc., Barr-Nunn Logistics, Inc., Sturgeon Equipment, Inc., and Jane E. Sturgeon, in her capacity as Seller's Representative, dated October 1, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 10-K for the period ended December 31, 2014.)

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

10.10
Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 27, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 2015.)

10.11 †	Form of Director's Compensatory Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)
10.12 †	Form of Performance Unit Officer Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)
10.13
Second Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated June 26, 2015 (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the period ended June 30, 2015.)

10.14 †	Knight Transportation, Inc. Amended and Restated 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on April 29, 2015.)
21.1 *	Subsidiaries of the Company.
23.1 *	Consent of Grant Thornton LLP.
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

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed."
†	Management contract or compensatory plan or arrangement.