Form 10-Q
period 2016-03-31
KNIGHT TRANSPORTATION INC
filed 2016-05-06
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
[  ]  Yes   [X] No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2016, was 80,209,489 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$21,472	$8,691
Trade receivables, net of allowance for doubtful accounts of $3,034 and $3,106, respectively	131,898	131,945
Notes receivable, net of allowance for doubtful notes receivable of $245 and $273, respectively	554	648
Prepaid expenses	16,658	17,320
Assets held for sale	27,100	29,327
Other current assets	8,362	14,215
Income tax receivable	27,698	41,967
Total current assets	233,742	244,113

Property and Equipment:
Revenue equipment	862,729	866,252
Land and land improvements	53,024	52,951
Buildings and building improvements	141,973	139,102
Furniture and fixtures	18,910	18,363
Shop and service equipment	16,307	16,729
Leasehold improvements	3,669	3,061
Gross property and equipment	1,096,612	1,096,458
Less: accumulated depreciation and amortization	(298,604)	(292,815)
Property and equipment, net	798,008	803,643
Notes receivable, long-term	3,212	3,419
Goodwill	47,045	47,050
Intangible assets, net	2,950	3,075
Other long-term assets, restricted cash and investments	26,690	18,932
Total long-term assets	877,905	876,119
Total assets	$1,111,647	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	March 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,590	$14,818
Accrued payroll and purchased transportation	22,389	23,776
Accrued liabilities	16,701	21,609
Claims accrual – current portion	20,264	19,471
Dividend payable – current portion	333	349
Total current liabilities	84,277	80,023

Long-term Liabilities:
Claims accrual – long-term portion	11,963	11,508
Long-term dividend payable and other liabilities	1,888	2,164
Deferred tax liabilities	175,056	174,165
Long-term debt	106,000	112,000
Total long-term liabilities	294,907	299,837

Total liabilities	379,184	379,860

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,116 and 80,967 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	801	810
Additional paid-in capital	209,489	205,648
Accumulated other comprehensive income	1,715	2,573
Retained earnings	518,641	529,367

Total Knight Transportation shareholders' equity	730,646	738,398
Noncontrolling interest	1,817	1,974
Total shareholders’ equity	732,463	740,372

Total liabilities and shareholders' equity	$1,111,647	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Revenue, before fuel surcharge	$253,583	$257,214
Fuel surcharge	18,505	33,067
Total revenue	272,088	290,281

OPERATING EXPENSES:
Salaries, wages and benefits	83,603	80,026
Fuel	26,771	38,089
Operations and maintenance	18,010	20,128
Insurance and claims	8,823	8,933
Operating taxes and licenses	5,487	5,855
Communications	1,205	1,140
Depreciation and amortization	28,402	27,160
Purchased transportation	57,785	59,545
Miscellaneous operating expenses	3,275	3,101
Total operating expenses	233,361	243,977

Income from operations	38,727	46,304

Interest income	94	132
Interest expense	(301)	(283)
Other income	1,286	2,464
Income before income taxes	39,806	48,617

Income tax expense	16,783	18,675
Net income	23,023	29,942

Net income attributable to noncontrolling interest	(453)	(379)
Net income attributable to Knight Transportation	$22,570	$29,563

Earnings per share:
Basic	$0.28	$0.36
Diluted	$0.28	$0.36
Dividends declared per share	$0.06	$0.06

Weighted Average Shares Outstanding – Basic	80,707	82,025

Weighted Average Shares Outstanding – Diluted	81,398	83,192

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,

	2016	2015

Net income	$23,023	$29,942
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(981)	(1,438)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	123	(261)
Comprehensive income	$22,165	$28,243
Comprehensive income attributable to noncontrolling interest	(453)	(379)
Comprehensive income attributable to Knight Transportation	$21,712	$27,864

(1)	Net of current income tax expense of $(614) and $(908), respectively.
(2)	Net of deferred income tax expense/(benefit) of $76 and $(243), respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$23,023	$29,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,402	27,160
Gain on sale of equipment	(3,195)	(4,690)
Gain from sale of available-for-sale securities	(1,595)	(2,346)
Loss (income) from investment in Transportation Resource Partners III	308	(117)
Provision for doubtful accounts and notes receivable	28	605
Excess tax benefits related to stock-based compensation	(447)	(2,481)
Stock-based compensation expense, net	780	2,153
Deferred income taxes	1,431	(4,648)

Changes in operating assets and liabilities:
Trade receivables	28	9,563
Other current assets	5,853	668
Prepaid expenses	662	(347)
Income tax receivable	14,269	19,143
Other long-term assets	(149)	(2,366)
Accounts payable	4,151	(6,348)
Accrued liabilities and claims accrual	(5,960)	(7,619)

Net cash provided by operating activities	67,589	58,272

Cash Flows From Investing Activities:
Purchases of property and equipment	(34,783)	(26,715)
Proceeds from sale of equipment/assets held for sale	23,065	20,957
Proceeds from notes receivable	412	237
Change in restricted cash and investments	(16)	(15)
Proceeds from sale of available-for-sale securities	2,852	3,146
Cash payments to Transportation Resource Partners	(10,974)	-
Cash proceeds from Transportation Resource Partners	423	60

Net cash used in investing activities	(19,021)	(2,330)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Financing Activities:
Dividends paid	$(5,129)	$(5,244)
Payments to repurchase company stock	(27,111)	-
Payments on line of credit borrowings, net	(6,000)	(56,000)
Excess tax benefits related to stock-based compensation	447	2,481
Cash distribution to noncontrolling interest holder	(610)	(316)
Proceeds from exercise of stock options	2,616	4,909

Net cash used in financing activities	(35,787)	(54,170)

Net increase in Cash and Cash Equivalents	12,781	1,772
Cash and Cash Equivalents, beginning of period	8,691	17,066

Cash and Cash Equivalents, end of period	$21,472	$18,838

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$9,840	$14,514
Transfer from property and equipment to assets held for sale	$12,857	$8,411
Financing provided to independent contractors for equipment sold	$87	$285
Net dividend accrued for restricted stock units	$33	$52

Cash flow information:
Income taxes paid	$616	$1,717
Interest expense paid	$306	$316

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2.                      Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Plan in May 2015, all grants of stock-based compensation are made under the 2015 Plan.  Stock-based compensation expense for the three months ended March 31, 2016, and 2015, are as follows:

	Three Months Ended March 31, (in thousands)
	2016	2015
Stock compensation expense for options, net of forfeitures	$371	$166
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	409	1,987
Stock compensation expense	$780	$2,153

Our policy is to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

As of March 31, 2016, we have approximately $4.7 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 2.1 years and a total period of 3.9 years.  We have approximately $10.0 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.6 years and a total period of 6.8 years. We also have approximately $9.2 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period of 3.8 years, and a total period of 3.1 years.

A total of 569,480 stock options were granted during the first three months of 2016 and 31,000 stock options were granted during the first three months of 2015. We received approximately $2.6 million in cash from the exercise of stock options during the three months ended March 31, 2016, compared to $4.9 million for the same period in 2015.

A summary of the option award activity under our equity compensation plan as of March 31, 2016, and changes during the three months is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2015	2,008,872	$21.41
Granted	569,480	24.23
Exercised	(144,825)	18.38
Forfeited	(34,090)	25.80
Outstanding as of March 31, 2016	2,399,437	$22.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Three Months Ended March 31,
	2016	2015
Dividend yield (1)	0.99%	0.84%
Expected volatility (2)	27.91%	25.79%
Risk-free interest rate (3)	0.90%	0.89%
Expected term (4)	2.74 years	2.74 years
Weighted-average fair value of options granted	$4.28	$4.72

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 350 and 7,700 restricted stock unit awards were granted during the first three months of 2016 and 2015, respectively.  A summary of the restricted stock unit award activity under our equity compensation plans as of March 31, 2016, and changes during the three months is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	879,173	$16.45
Granted	350	24.23
Vested	(151,967)	16.73
Cancelled	(5,240)	16.43
Unvested as of March 31, 2016	722,316	$16.40

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

A total of 177,741 PRSUs were granted during the three months ended March 31, 2016, and none were granted during the three months ended March 31, 2015. A summary of the performance restricted stock unit award activity for the three months ended March 31, 2016, is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	341,782	$26.46
Granted	177,741	23.89
Shares earned above target	2,516	23.85
Vested	(5,391)	23.85
Cancelled	(1,238)	23.89
Unvested as of March 31, 2016	515,410	$25.59

The number of granted shares, cancelled shares, and unvested shares are included in the table above based on the performance target established at the initial grant date.

The performance period for the awards granted during the three months ended March 31, 2016, is January 1, 2016 to December 31, 2018. These awards will vest January 31, 2020, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

Three Months Ended March 31, 2016
Dividend yield(1)	0.99%
Expected volatility(2)	27.95%
Average peer volatility(2)	34.37%
Average peer correlation coefficient(3)	0.6022
Risk-free interest rate(4)	0.89%
Expected term(5)	2.84
Weighted average fair value of PRSUs granted	$23.89

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

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015, respectively, is as follows (dollars in thousands except per share data):

	Three Months Ended March 31,
	2016	2015

Weighted-average common shares outstanding – basic	80,707	82,025
Dilutive effect of stock options and unvested restricted stock units	691	1,167
Weighted-average common shares outstanding – diluted	81,398	83,192

Net income attributable to Knight Transportation	$22,570	$29,563

Basic earnings per share	$0.28	$0.36
Diluted earnings per share	$0.28	$0.36

Certain shares of options, restricted stock units, and PRSUs (collectively, “equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended March 31,
	2016	2015
Number of anti-dilutive shares	1,017,093	26,970

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

In determining our reportable operating segments, we focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to our operations.

Our segments provide transportation and related services for one another. Such services are billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Revenues:	$	%	$	%
Trucking Segment	$217,956	80.1%	$235,290	81.1%
Logistics Segment	58,609	21.5	57,848	19.9
Subtotal	276,565		293,138
Intersegment Eliminations Trucking	(38)	0.0	(18)	0.0
Intersegment Eliminations Logistics	(4,439)	(1.6)	(2,839)	(1.0)
Total	$272,088	100%	$290,281	100%

Operating Income:
Trucking Segment	$35,922	92.8%	$42,147	91.0%
Logistics Segment	2,805	7.2	4,157	9.0
Total	$38,727	100%	$46,304	100%

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

The primary measurement we use to evaluate the profitability of the Trucking segment is the operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and non-GAAP basis used by many in our industry (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for, or superior to, and should be considered in addition to, GAAP operating ratio.  Pursuant to the requirements of the SEC's Regulation G, the tables below compare our operating ratio using both methods.

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Trucking Segment	$	%	$	%
Revenue	$217,956		$235,290
Operating expenses	182,034	83.5%	193,143	82.1%
Operating income	$35,922		$42,147

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Trucking Segment	$	%	$	%
Revenue	$217,956		$235,290
Less: Trucking fuel surcharge revenue	(18,505)		(33,067)
Less: Intersegment transactions	(38)		(18)
Revenue, net of fuel surcharge and intersegment transactions	199,413		202,205
Operating expenses	182,034		193,143
Less: Trucking fuel surcharge revenue	(18,505)		(33,067)
Less: Intersegment transactions	(38)		(18)
Operating expenses, net of fuel surcharge and intersegment transactions	163,491	82.0%	160,058	79.2%
Operating income	$35,922		$42,147

(1)
These items represent non-GAAP financial measures and are not substitutes for, or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.  Although we believe that this non-GAAP presentation of our operating ratio can make an evaluation of our operating performance more consistent because it removes items that, in our opinion, do not reflect our core operating performance, other companies in the transportation industry may define the non-GAAP operating ratio differently.  As a result, it may be difficult to use non-GAAP measures that other companies may use to compare the performance of those companies to our performance.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  Total depreciation and amortization expense for the Trucking segment was approximately $27.4 million and $26.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Logistics	$	%	$	%
Revenue	$58,609		$57,848
Operating expenses	55,804	95.2%	53,691	92.8%
Operating income	$2,805		$4,157

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Logistics	$	%	$	%
Revenue	$58,609		$57,848
Less: Intersegment transactions	(4,439)		(2,839)
Revenue excluding intersegment transactions	54,170		55,009
Operating expenses	55,804		53,691
Less: Intersegment transactions	(4,439)		(2,839)
Operating expenses excluding intersegment transactions	51,365	94.8%	50,852	92.4%
Operating income	$2,805		$4,157

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue, net of intersegment elimination), less purchased transportation expense, expressed as a percentage of revenue (net of intersegment elimination) and the operating income percentage.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and the operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future.

The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Combined Brokerage and Intermodal gross margin percent(1)	18.7%	16.0%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like the Trucking segment.  Total Logistics segment depreciation and amortization expense is primarily attributed to equipment leased to third parties, which was approximately $1.0 million for both the three months ended March 31, 2016, and 2015.

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets to make operating decisions.

Note 5.                      Joint Ventures

In July 2014, we formed an Arizona limited liability company, Kool Trans, LLC, for the purpose of expanding our refrigerated trucking business. In October 2015, we amended the Articles of Organization to change the company name to Kold Trans, LLC.  We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into these condensed consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the condensed consolidated financial statements.

In 2010, we partnered with a non-related investor to form an Arizona limited liability company for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the condensed consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the condensed consolidated financial statements.

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

We are insured against auto liability (“AL”) claims under a primary self-insured retention ("SIR") policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, we have been responsible for aggregate losses up to $1.5 million within the primary AL layer.  For the policy periods March 1, 2016 to March 1, 2017, and March 1, 2015 to March 1, 2016, the SIR is $2.5 million with no additional aggregate limits or deductibles within the primary AL policy.  We have secured excess liability coverage up to $130.0 million per occurrence for the policy period March 1, 2016 to March 1, 2017. For policy period March 1, 2015 to March 1, 2016, our excess liability coverage limit was $105.0 million per occurrence. We also carry a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer.

We are self-insured for workers' compensation coverage. On March 31, 2016, the self-retention level was increased from a maximum $500,000 per occurrence to a maximum $1,000,000 per occurrence. We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $240,000 per claimant in 2016, and $225,000 per claimant in 2015.

Based on claims resolved in 2015, and our present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At March 31, 2016 and December 31, 2015, we had approximately $9.2 million and $17.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 8.                      Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows (dollars in thousands):

Three Months Ended March 31, 2016

Goodwill at beginning of period	$47,050
Amortization relating to deferred tax assets	(5)
Goodwill at end of period	$47,045

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years.

Intangible asset balances were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015

Gross carrying amount	$3,700	$3,700
Accumulated amortization	(750)	(625)
Intangible assets, net	$2,950	$3,075

Amortization expense associated with these intangible assets was $0.1 million in both the three months ended March 31, 2016, and 2015, and is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.4 million for the remainder of 2016, $0.5 million for each of the years 2017 through 2019, and $0.4 million in 2020 and 2021.

Note 9.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized in the three months ended March 31, 2016 or 2015, from TRP investment activity. The carrying value of our investment in TRP was $300,000 at March 31, 2016 and December 31, 2015. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In the fourth quarter of 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. As of March 31, 2016, we have contributed approximately $11.0 million to TRP III, leaving an outstanding commitment of $4.0 million. Our investment in TRP III is accounted for using the equity method. For the three months ended March 31, 2016, we recorded a loss of approximately $300,000, for our investment in TRP III, and income of approximately $117,000 for the three months ended March 31, 2015. The carrying value of our investment in TRP III was $5.0 million and $5.8 million as of March 31, 2016 and December 31, 2015, respectively, and included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In 2015, we committed to invest in a new partnership, TRP Capital Partners, LP (“TRP IV”). The new partnership is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to the new partnership, and have contributed approximately $1.0 million leaving an outstanding commitment of approximately $3.9 million as of March 31, 2016. Our investment in TRP IV is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of $10.0 million to the new partnership, leaving no outstanding commitment as of March 31, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value at March 31, 2016 was $10.0 million and is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

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

The following table shows the Company’s realized gains during the three months ended March 31, 2016 and 2015, on certain securities that were held as available-for-sale (dollars in thousands).

	Three Months Ended March 31,
	2016	2015

Realized gains
Sales proceeds	$2,852	$3,146
Cost of securities sold	1,257	800
Realized gain	$1,595	$2,346

Realized gains, net of taxes	$981	$1,438

As of March 31, 2016, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying condensed consolidated balance sheets, was approximately $4.4 million, including gross unrealized gains of approximately $2.8 million, or $1.7 million (net of tax). As of December 31, 2015, our available-for-sale investment balance was approximately $7.1 million, including gross unrealized gains of approximately $4.2 million, or $2.6 million (net of tax).

Note 11.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at March 31, 2016 and December 31, 2015, totaled $27.1 million and $29.3 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We file federal and state income tax returns with varying statutes of limitations. The 2011 through 2015 tax years remain subject to examination by federal and state tax authorities.  As of March 31, 2016, cumulative gross unrecognized tax benefits were $0.7 million.  We had no unrecognized tax benefits as of December 31, 2015.  All unrecognized tax benefits, if recognized, would affect the effective tax rate.

With the exception of the unrecognized tax benefits discussed above, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  No interest or penalties related to unrecognized tax benefits has been recognized as of March 31, 2016 or December 31, 2015, because the Company has not yet received the refunds related to the uncertain tax benefits.  None of the unrecognized tax benefits are expected to reverse in the next 12 months.

Note 13.                      Company Share Repurchase Programs

In May 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock. The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Under the share repurchase program, we repurchased 1.1 million shares for $27.1 million in the three months ended March 31, 2016, and no repurchases were made in the three months ended March 31, 2015. As of March 31, 2016, there were 4.7 million shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	Total	Total	Level One		Level Two		Level Three
	Balance at March 31, 2016	Balance at December 31, 2015	Balance at March 31, 2016	Balance at December 31, 2015	Balance at March 31, 2016	Balance at December 31, 2015	Balance at March 31, 2016	Balance at December 31, 2015

Assets:
Available-for-sale securities:
Equity securities - common shares	$4,445	$7,101	$4,445	$7,101	-	-	-	-
Restricted cash and investments:
Money market funds	$1,204	$1,003	$1,204	$1,003	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,095	$2,279	-	-	$2,095	$2,279	-	-

Our other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long term debt, and capital lease obligations. At March 31, 2016, the fair value of these instruments were approximated by their carrying values.

Note 15.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, including principal and interest payments generally ranging from 2% to 20%.

The notes receivable balances are classified separately between current and long-term on the condensed consolidated balance sheets.  The current and long-term balance of our notes receivable at March 31, 2016 and December 31, 2015, are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015

Notes receivable from independent contractors	$636	$794
Notes receivable from third parties	3,375	3,546
Gross notes receivable	4,011	4,340
Allowance for doubtful notes receivable	(245)	(273)
Total notes receivable, net of allowance	3,766	4,067

Current portion, net of allowance	554	648
Long-term portion	$3,212	$3,419

Note 16.                      Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures December 1, 2017. We incur interest on borrowings under the line of credit at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had $106.0 million outstanding under the line of credit as of March 31, 2016, compared to $112.0 million as of December 31, 2015.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the three months ended March 31, 2016 was 1.04%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of March 31, 2016, we also utilized $27.4 million of the line of credit for letters of credit issued to various regulatory authorities in connection with our self-insurance programs.  With the outstanding letters of credit and debt borrowed, we have $166.6 million available for future borrowings as of March 31, 2016.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the three months ended March 31, 2016 was 1.18%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at March 31, 2016 and December 31, 2015.

Note 17.                      Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date for the amendments in this update is the same as the effective date of ASU 2014-09 which will be effective for reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10).This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We are currently evaluating the effect that adopting this standard will have on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. The update provides for early adoption for all entities as of the beginning of an annual period.  For the year ended December 31, 2015, we early adopted ASU 2015-17 and present all deferred tax assets and liabilities as non-current on a prospective basis.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. We adopted this amendment as of January 1, 2016, and do not expect the adoption to have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The main objective of this update is to require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017. We are currently evaluating this standard and our existing revenue recognition policies to determine which of our customer arrangements in the scope of the guidance will be affected by the new requirements and what impact they would have on our condensed consolidated financial statements upon adoption of this standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to the ability of our infrastructure to support future growth, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic trends, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hope," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with any supplements in Part II below, and various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, were as follows:

●	Total Revenue decreased 6.3%, to $272.1 million from $290.3 million;

●	Revenue, before fuel surcharge, decreased 1.4%, to $253.6 million from $257.2 million;

●	Net income attributable to Knight decreased 23.7%, to $22.6 million from $29.6 million; and

●	Net earnings attributable to Knight per diluted share decreased to $0.28 per share from $0.36 per share.

The freight environment was less attractive in the first quarter of 2016 compared with the same quarter in 2015.  We attribute the change to excess trucking capacity, higher inventory levels, and weak U.S. industrial production.  Freight volumes and revenue per loaded mile remained relatively stable during the first quarter compared with the 2015 quarter.  Opportunities in the non-contract market were challenged by weak demand trends and additional price competition, particularly from non-asset brokers.

During the first quarter of 2016, our Trucking segment decreased revenue, excluding trucking fuel surcharge, 1.4% and achieved an adjusted operating ratio of 82.0% compared to 79.2% in the first quarter of 2015.  Productivity, as measured by average revenue per tractor, before fuel surcharge, increased 0.2% in the first quarter of 2016 compared to the first quarter of 2015.  This improvement is attributed to essentially flat average revenue per loaded mile, a 1.8% increase in average miles per tractor, offset by an increase in non-paid empty mile percentage of 120 basis points.

The logistics segment produced an operating ratio of 94.8% in the first quarter in 2016 compared to 92.4% for the same quarter in 2015, on slightly lower revenue.   During the quarter, the operating income of the logistics segment was negatively impacted by $1.9 million as a result of exiting our agriculture sourcing business.  Excluding the impact of exiting the agriculture sourcing business, the logistics segment operated at a 90.2% operating ratio during the first quarter.   Also compared to the same quarter last year, gross margins in our brokerage business expanded 350 basis points while load volume grew by 31.0%, which resulted in operating income increasing 13.7%.  Brokerage revenue decreased 9.2% when compared to the same quarter last year as increased load volume was offset by a decline in revenue per load as a result of lower fuel surcharge, a shorter length of haul, and lower non-contract pricing.

In the first quarter of 2016, we returned $32.2 million to our shareholders in the form of quarterly cash dividends and stock buy-backs and ended the quarter with $730.6 million of shareholders' equity. In the first quarter of 2016, we generated $67.6 million in cash flow from operations and used $11.7 million for capital expenditures net of equipment sales.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Off-Balance Sheet Transactions" and "Liquidity and Capital Resources" for a description of our off-balance sheet transactions.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2016 and 2015. (Dollar amounts in thousands)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Revenues:	$	%	$	%
Trucking Segment	$217,956	80.1%	$235,290	81.1%
Logistics Segment	58,609	21.5	57,848	19.9
Subtotal	276,565		293,138
Intersegment Eliminations Trucking	(38)	0.0	(18)	0.0
Intersegment Eliminations Logistics	(4,439)	(1.6)	(2,839)	(1.0)
Total	$272,088	100%	$290,281	100%

Operating Income:
Trucking Segment	$35,922	92.8%	$42,147	91.0%
Logistics Segment	2,805	7.2	4,157	9.0
Total	$38,727	100%	$46,304	100%

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

The following table sets forth the Trucking segment operating ratio on a GAAP basis (amount in thousands).

GAAP Presentation:	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Trucking Segment	$	%	$	%
Revenue	$217,956		$235,290
Operating expenses	182,034	83.5%	193,143	82.1%
Operating income	$35,922		$42,147

The following table sets forth the Trucking segment operating ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (amount in thousands).

Non-GAAP Presentation(1):	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Trucking Segment	$	%	$	%
Revenue	$217,956		$235,290
Less: Trucking fuel surcharge revenue	(18,505)		(33,067)
Less: Intersegment transactions	(38)		(18)
Revenue, net of fuel surcharge and intersegment transactions	199,413		202,205
Operating expenses	182,034		193,143
Less: Trucking fuel surcharge revenue	(18,505)		(33,067)
Less: Intersegment transactions	(38)		(18)
Operating expenses, net of fuel surcharge and intersegment transactions	163,491	82.0%	160,058	79.2%
Operating income	$35,922		$42,147

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Average revenue per tractor(1)	$42,528	$42,436
Average length of haul (miles)	496	500
Non-paid empty mile percent	12.7%	11.5%
Average tractors in operation during period	4,689	4,765
Average trailers in operation during period	11,967	11,393

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,689 tractors in the first quarter of 2016, of which 4,276 were company-owned tractors as of March 31, 2016. The average age of our company-owned tractor fleet was 1.7 years at March 31, 2016.  We also operated an average of 11,967 trailers in the first quarter of 2016, with an average age of 4.3 years as of March 31, 2016.  We expect the average age of our trailers to decrease slightly during the remainder of 2016 as we refresh our fleet. Our net property, plant, and equipment at March 31, 2016, was $798.0 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to these fixed costs are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $27.4 million in the first quarter of 2016.

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

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers) which is included in the "Purchased transportation" line of our condensed consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line of our condensed consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (amount in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Logistics	$	%	$	%
Revenue	$58,609		$57,848
Operating expenses	55,804	95.2%	53,691	92.8%
Operating income	$2,805		$4,157

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions (amount in thousands).

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Logistics	$	%	$	%
Revenue	$58,609		$57,848
Less: Intersegment transactions	(4,439)		(2,839)
Revenue excluding intersegment transactions	54,170		55,009
Operating expenses	55,804		53,691
Less: Intersegment transactions	(4,439)		(2,839)
Operating expenses excluding intersegment transactions	51,365	94.8%	50,852	92.4%
Operating income	$2,805		$4,157

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Combined Brokerage and Intermodal gross margin percent(1)	18.7%	16.0%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.0 million in the first quarter of 2016, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remaining first half of 2016, we expect the freight environment to be more challenging than in the same period of the prior two years.  Excess capacity has entered the market, which has led to a more competitive pricing market and fewer non-contract opportunities. We expect to see the market begin to improve in the second half of 2016, as excess capacity exits the market, as indicated by reduced new tractor orders and a soft used equipment market. Market factors that include higher driver wages, lower gain on sale of revenue equipment, and fewer non-contract opportunities may negatively affect our margins in our Trucking and Logistics segments.  In this environment, we plan to limit organic fleet expansion, focus on cost control, and allocate expansion capital toward Logistics.

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

Several issues impacting the trucking industry could also cause our costs to increase for the remainder of 2016. These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and compliance with new and proposed federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices may continue to rise, and potentially higher fuel prices may not be fully offset by fuel surcharges. In the current economic and regulatory environments, it will be important to allocate equipment to more compensatory shipments, use technology to generate efficiencies, continue to grow our Logistics segment, and effectively manage fuel and other costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources to successfully overcome these challenges and capitalize on future opportunities.

We expect to utilize the flexibility of our model to react and adapt to market conditions.  We believe we can optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer. We plan to continue to evaluate acquisition candidates and other opportunities that create value for our shareholders and further advance our long-term strategy.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total consolidated revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		% Change
(Amounts in thousands)	$	%	$	%	%
Trucking revenue	$199,413	73.3%	$202,205	69.7%	(1.4)%
Trucking fuel surcharge revenue	18,505	6.8	33,067	11.4	(44.0)
Logistics revenue	54,170	19.9	55,009	18.9	(1.5)
Consolidated Revenue	272,088	100.0	290,281	100.0	(6.3)

Operating expenses:
Salaries, wages and benefits	83,603	30.7	80,026	27.6	4.5
Fuel	26,771	9.9	38,089	13.1	(29.7)
Operations and maintenance	18,010	6.6	20,128	6.9	(10.5)
Insurance and claims	8,823	3.2	8,933	3.1	(1.2)
Operating taxes and licenses	5,487	2.0	5,855	2.0	(6.3)
Communications	1,205	0.5	1,140	0.4	5.7
Depreciation and amortization	28,402	10.5	27,160	9.3	4.6
Purchased transportation(1)	57,785	21.2	59,545	20.5	(3.0)
Miscellaneous operating expenses	3,275	1.2	3,101	1.1	5.6
Total operating expenses	233,361	85.8	243,977	84.0	(4.4)
Operating income	38,727	14.2	46,304	16.0	(16.4)
Interest income	94	0.0	132	0.0	(28.8)
Interest expense	(301)	(0.1)	(283)	(0.1)	6.4
Other income	1,286	0.5	2,464	0.8	(47.8)
Total other income (expense)	1,079	0.4	2,313	0.7	(53.4)
Income before income taxes	39,806	14.6	48,617	16.7	(18.1)
Income taxes	16,783	6.1	18,675	6.4	(10.1)
Net income	$23,023	8.5%	$29,942	10.3%	(23.1)%
Net income attributable to noncontrolling interest	(453)	(0.2)	(379)	(0.1)	19.5
Net income attributable to Knight Transportation	$22,570	8.3%	$29,563	10.2%	(23.7)%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015.

Operating Revenue

Total revenue decreased 6.3% for the three months ended March 31, 2016, to $272.1 million from $290.3 million for the same three months in 2015. During the first quarter of 2016, we experienced a less robust freight environment when compared to the same quarter in 2015. Although the contracted portion of our freight volume remained relatively stable, non-contract opportunities were challenged by weaker demand and additional competition, which led to a decline in consolidated revenue.

Trucking revenue decreased 1.4% to $199.4 million for the three months ended March 31, 2016, from $202.2 million for the same three months in 2015. Although Trucking revenue decreased due to a less robust freight market, tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, increased 0.2% in the three months ended March 31, 2016, compared to the same three months in 2015, attributable to a slightly reduced tractor count, an essentially flat average revenue per loaded mile, and a 1.8% increase in average miles per tractor, offset by an increase in non-paid empty mile percentage to 12.7% from 11.5%. We expect the current competitive freight environment to prevail through the remainder of the first half of 2016.  If capacity tightens, however, we expect rates to begin to improve. Any adverse changes in either of these factors, among others, could prevent rate increases or negatively affect existing rates.

Trucking fuel surcharge decreased 44.0% to $18.5 million in the first quarter of 2016, from $33.1 million in the same quarter of 2015.  Average fuel prices decreased in the three months ended March 31, 2016, by 29.0% from the same three months in 2015. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue is primarily generated by our Brokerage and Intermodal operating units. Logistics revenue decreased 1.5% to $54.2 million for the three months ended March 31, 2016, from $55.0 million for the three months ended March 31, 2015.  The decrease is primarily due to the decrease in revenue of our brokerage business which is the largest component of our Logistics segment. Our brokerage revenue decreased 9.2% in the first quarter of 2016 compared to the same quarter of 2015 as a result of lower fuel surcharge, a shorter length of haul, and lower non-contract pricing. Despite the decline in revenue, our brokerage business grew load volumes 31.0%, expanded gross margins, and increased operating income. We achieved this growth by providing more capacity to our customers through our third-party carriers and rail providers.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 30.7% for the three months ended March 31, 2016, compared to 27.6% for the same period in 2015. Excluding the effect of lower fuel surcharge revenue, factors contributing to the increase include increases in driver base pay and a shift from purchased transportation expense to driver salaries and wages expense, as a greater percentage of our tractor fleet was comprised of company tractors rather than independent contractors in the three months ended March 31, 2016, compared to the same three months in 2015. We believe that the driver market remains challenging and that the implementation of stricter regulations has further reduced the pool of available drivers. We expect that driver pay will continue to be inflationary on a year-over-year basis based on the pay increases that were implemented in 2015. We expect to continue to develop strategies designed to attract and retain safe, high-quality driving associates, including investing in technology and service centers that improve the experience of drivers, and we believe we are well-positioned for further progress developing driving associates in the coming quarters.

Fuel expense, as a percentage of total revenue, decreased to 9.9% for the three months ended March 31, 2016, from 13.1% in same period of 2015. The U.S. National Average Diesel Fuel Price decreased in the three months ended March 31, 2016, compared to the same three months in 2015 by 29.0%. Our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel efficient engines and driver training programs continued to contribute to the reduction in fuel expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. During the first quarter of 2016 and 2015, fuel prices were falling.  The spread was narrower in the 2016 period, however, and negatively affected our net fuel expense when compared to the 2015 period.

Operations and maintenance expense, as a percentage of total revenue, decreased slightly to 6.6% from 6.9% in the three months ended March 31, 2016, compared to the same period in 2015.  Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  During the first quarter of 2016, our direct operating and maintenance costs decreased as a percentage of total revenue, excluding Trucking fuel surcharge, while our tire costs remained relatively flat as compared to the same quarter of 2015 due to improved cost control measures.  Although driver development and recruiting costs remained consistent year-over-year, we expect the driver market to remain competitive in 2016, which could increase future driver development and recruiting costs and negatively affect our operations and maintenance expense.

Insurance and claims expense, as a percentage of total revenue, increased slightly in the three months ended March 31, 2016, to 3.2% from 3.1% for the same three months in 2015. Insurance and claims expense expressed as a percentage of revenue, excluding fuel surcharge, remained consistent year-over-year at 3.5%. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and license expense, as a percentage of total revenue, remained flat at 2.0% for the three months ended March 31, 2016, and 2015. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and operating regions.

Communications expense, as a percentage of total revenue, increased slightly to 0.5% in the three months ended March 31, 2016, compared to 0.4% for the same three months in 2015.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 10.5% in the three months ended March 31, 2016, from 9.3% in the three months ended March 31, 2015. This fixed cost as a percentage of total revenue was higher for the three months ended March 31, 2016, in part due to the decrease in fuel surcharge revenue driven by the fall in fuel prices. Depreciation expense as a percentage of total revenue, excluding Trucking fuel surcharge, increased to 11.2% in the three months ended March 31, 2016, from 10.6% in the same three months in 2015. Depreciation expense increased as we continued to refresh our fleet with higher priced equipment and experienced a shift from owner operated trucks to company trucks. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, excluding fuel surcharge, increased to 13.8% for the three months ended March 31, 2016, from 12.9% for the same three months in 2015.  Our average revenue per tractor increased 0.2% in the three months ended March 31, 2016, compared to the same three months of 2015, but was insufficient to offset increases in depreciation as we continued to renew our fleet with the U.S. Environmental Protection Agency (“EPA”) emission compliant engines, which are more expensive than previous tractors due to compliance with the National Highway Traffic Safety Administration and EPA emissions standards.  The higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.

Purchased transportation expense, as a percentage of total revenue, increased to 21.2% for the three months ended March 31, 2016, from 20.5% for the same three months of 2015.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment. The increase is due in part to the decrease in fuel surcharge revenue driven by the fall in fuel prices. Purchased transportation expense expressed as a percentage of total revenue, excluding fuel surcharge, decreased to 22.8% in the first quarter in 2016 compared to 23.1% in the same quarter of 2015. Purchased transportation expense attributed to payments to independent contractors in our Trucking segment decreased as more of our tractor fleet was comprised of company tractors in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Although purchased transportation expense decreased as expected with the decrease in revenue in our Logistics segment, this decrease was hindered by increased costs associated with exiting our agriculture sourcing business. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. We expect purchased transportation will increase as a percentage of revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, increased slightly to 1.2% during the three months ended March 31, 2016, compared to 1.1% for the same three months in 2015. This increase is primarily due to a decrease in gains from the sale of used equipment that is included in miscellaneous operating expenses.  Gains from the sale of used equipment decreased to $3.2 million in the three months ended March 31, 2016, from $4.7 million in the same three months in 2015. We believe the used equipment market will tighten in the back half of 2016 and help off-set other miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was 85.8% for the first quarter of 2016, compared to 84.0% for the same quarter of 2015.  The adjusted operating ratio (non-GAAP) based upon total operating expenses, net of fuel surcharge, as a percentage of total revenue before fuel surcharge, was 84.7% for the first quarter of 2016, as compared to 82.0% for the same quarter of 2015.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio.

Both interest income and interest expense remained constant as a percentage of total revenue. Our borrowing capacity remains at $300.0 million, and our debt balance was reduced by $6.0 million during the three months ended March 31, 2016, to $106.0 million from $112.0 million at December 31, 2015.

Other income decreased to 0.5%, as a percentage of revenue, in the three months ended March 31, 2016, compared to 0.8% for the same three months of 2015. The decrease is primarily due to lower realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 42.2% for the three months ended March 31, 2016 and 38.4% for the same three months in 2015.

Due to the net result of the preceding financial results, our net income attributable to Knight decreased 23.7% for the three months ended March 31, 2016, compared to the same period during 2015.

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

Net cash provided by operating activities was $67.6 million for the three months ended March 31, 2016, compared to $58.3 million provided during the same period in 2015.  The increase for 2016 is primarily due to changes in accounts payable and other current assets balances in the three months ended March 31, 2016 and 2015, offset by the decrease in net income in the three months ended March 31, 2016, compared to the same three months in 2015.

Net cash used in investing activities was $19.0 million for the three months ended March 31, 2016, compared to net cash used of $2.3 million for the same period in 2015. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $11.7 million for the three months ended March 31, 2016, compared to $5.8 million for the same period in 2015. We also contributed $11.0 million to a new TRP portfolio investment in the first quarter of 2016.  Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $75.0 million to $90.0 million for the remainder of 2016.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $35.8 million for the three months ended March 31, 2016, compared to $54.2 million for the same period in 2015.  Net cash payments towards line of credit borrowings were $6.0 million for the three months ended March 31, 2016, compared to $56.0 million in the same period of 2015. We repurchased $27.1 million of our stock in the first quarter of 2016; no stock was repurchased in the same quarter of 2015. Proceeds from exercises of stock options were $2.6 million in the three months ended March 31, 2016, compared to $4.9 million in the same period of 2015. We also paid $5.1 million for dividends in the three months ended March 31, 2016, and $5.2 million for the same period of 2015.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million and matures on December 1, 2017.  The aggregate amount outstanding under our line of credit was $106.0 million as of March 31, 2016, compared to $112.0 million as of December 31, 2015. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $27.4 million as of March 31, 2016, and December 31, 2015.  Combining the amounts borrowed and letters of credit issued, we had $166.6 million available at March 31, 2016, for future borrowing under our existing line of credit, compared with $160.6 million as of December 31, 2015.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of March 31, 2016, and December 31, 2015.

As of March 31, 2016, our cash and cash equivalents totaled approximately $21.5 million compared to $8.7 million as of December 31, 2015.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our condensed consolidated statements of income, and totaled $1.2 million for the three months ended March 31, 2016, and 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with brokerage and intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share-based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2015 Annual Report on Form 10-K.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes are typically lower from January through the first part of March because some customers reduce their shipments.  In the first quarter of 2016, freight demand showed typical seasonality and was softer than the prior year first quarter when an unusually strong freight market prevailed. Operating expenses generally increase during this time, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. During this period, the profitability of our Trucking operations is generally lower than during other parts of the year.  In our Logistics operations, profitability may be lower due to shipping volumes or may improve if we are able to achieve higher gross margins due to the willingness of third-party capacity providers to accept lower rates from us.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  At March 31, 2016, our line of credit incurred a variable interest rate, either at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing.

Our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing for the first three months of 2016, a 1.0% increase in our applicable rate would reduce pretax earnings by approximately $1.0 million on an annualized basis.

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

Commodity Price Risk

We are subject to commodity price risk with respect to purchases of fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of March 31, 2016, and December 31, 2015, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations but may use such instruments in the future. At our average level of fuel purchasing during the three months ended March 31, 2016, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $6.1 million.

Equity Price Risk

In 2013 we acquired 1,304,517 shares of the common stock of USA Truck for the purpose of exploring a business combination with USA Truck. As of March 31, 2016, we held 235,938 shares of USA Truck stock. USA Truck’s common stock is publicly traded on NASDAQ, and market prices for equity securities are subject to fluctuation and volatility.  Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Further, our significant holdings in USA Truck common stock make it difficult to quickly liquidate shares without negatively affecting the market price.  Given the $18.84 closing price on March 31, 2016, a 30% reduction in the market price of USA Truck common stock would decrease the value of our holdings by $1.3 million and reduce our Shareholders’ Equity by 0.1%.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 1A.                   Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2015, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
Jan 1-31, 2016
Common Stock Repurchase Program (1)	-	-	-	5,831,766
Other Transactions (2)	52,773	$24.45	-	-
Feb 1-29, 2016
Common Stock Repurchase Program (1)	570,888	$24.60	570,888	5,260,878
Other Transactions (2)	-	-	-	-
Mar 1-31, 2016
Common Stock Repurchase Program (1)	524,739	$24.91	524,739	4,736,139
Other Transactions (2)	1,863	$26.25	-	-
Total	1,150,263	$24.74	1,095,627	4,736,139

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

KNIGHT TRANSPORTATION, INC.

Date: May 6, 2016	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: May 6, 2016	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant