Form 10-Q
period 2016-06-30
KNIGHT TRANSPORTATION INC
filed 2016-08-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
☐  Yes       ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 28, 2016, was 80,017,790 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$9,564	$8,691
Trade receivables, net of allowance for doubtful accounts of $2,780 and $3,106, respectively	134,753	131,945
Notes receivable, net of allowance for doubtful notes receivable of $265 and $273, respectively	549	648
Prepaid expenses	11,894	17,320
Assets held for sale	21,091	29,327
Other current assets	9,171	14,215
Income tax receivable	17,923	41,967
Total current assets	204,945	244,113

Property and Equipment:
Revenue equipment	883,910	866,252
Land and land improvements	53,131	52,951
Buildings and building improvements	142,256	139,102
Furniture and fixtures	19,955	18,363
Shop and service equipment	16,438	16,729
Leasehold improvements	4,475	3,061
Gross property and equipment	1,120,165	1,096,458
Less: accumulated depreciation and amortization	(316,032)	(292,815)
Property and equipment, net	804,133	803,643
Notes receivable, long-term	3,435	3,419
Goodwill	47,040	47,050
Intangible assets, net	2,825	3,075
Other long-term assets, restricted cash and investments	24,416	18,932
Total long-term assets	881,849	876,119
Total assets	$1,086,794	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	June 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,491	$14,818
Accrued payroll and purchased transportation	21,567	23,776
Accrued liabilities	16,504	21,609
Claims accrual – current portion	20,315	19,471
Dividend payable – current portion	314	349
Total current liabilities	87,191	80,023

Long-term Liabilities:
Claims accrual – long-term portion	12,192	11,508
Long-term dividend payable and other liabilities	1,888	2,164
Deferred tax liabilities	177,200	174,165
Long-term debt	60,000	112,000
Total long-term liabilities	251,280	299,837

Total liabilities	338,471	379,860

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 79,991 and 80,967 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	800	810
Additional paid-in capital	216,022	205,648
Accumulated other comprehensive income	733	2,573
Retained earnings	529,017	529,367

Total Knight Transportation shareholders' equity	746,572	738,398
Noncontrolling interest	1,751	1,974
Total shareholders’ equity	748,323	740,372

Total liabilities and shareholders' equity	$1,086,794	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Revenue, before fuel surcharge	$253,859	$268,623	$507,442	$525,837
Fuel surcharge	22,459	33,199	40,964	66,266
Total revenue	276,318	301,822	548,406	592,103
OPERATING EXPENSES:
Salaries, wages and benefits	84,440	84,381	168,043	164,407
Fuel	33,429	42,362	60,200	80,451
Operations and maintenance	19,094	21,547	37,104	41,675
Insurance and claims	8,257	7,995	17,080	16,928
Operating taxes and licenses	4,612	4,725	10,099	10,581
Communications	1,043	1,077	2,248	2,217
Depreciation and amortization	28,955	27,364	57,357	54,524
Purchased transportation	53,918	60,619	111,703	120,164
Miscellaneous operating expenses	4,489	10,133	7,764	13,234
Total operating expenses	238,237	260,203	471,598	504,181

Income from operations	38,081	41,619	76,808	87,922

Interest income	82	104	176	236
Interest expense	(258)	(211)	(559)	(493)
Other income	1,927	2,436	3,213	4,899
Income before income taxes	39,832	43,948	79,638	92,564

Income taxes	14,861	15,759	31,645	34,434
Net income	24,971	28,189	47,993	58,130

Net income attributable to noncontrolling interest	(296)	(551)	(748)	(930)
Net income attributable to Knight Transportation	$24,675	$27,638	$47,245	$57,200

Earnings per share:
Basic	$0.31	$0.34	$0.59	$0.70
Diluted	$0.31	$0.33	$0.58	$0.69

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

Weighted Average Shares Outstanding:
Basic	80,105	81,894	80,407	81,959
Diluted	80,781	82,852	81,079	83,020

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$24,971	$28,189	$47,993	$58,130
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(907)	(1,344)	(1,888)	(2,782)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	(75)	(3,010)	48	(3,271)
Comprehensive income	23,989	23,835	46,153	52,077
Comprehensive income attributable to noncontrolling interest	(296)	(551)	(748)	(930)
Comprehensive income attributable to Knight Transportation	$23,693	$23,284	$45,405	$51,147

(1)	Net of current income tax expense of $567, $849, $1,181, and $1,757, respectively.
(2)	Net of deferred income tax (benefit)/expense of $(50), $(1,903), $24, and $(2,145), respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$47,993	$58,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,357	54,524
Gain on sale of equipment	(5,845)	(9,912)
Gain from sale of available-for-sale securities	(3,069)	(4,539)
Gain from sale of Transportation Resource Partners I	-	(122)
Income from investment in Transportation Resource Partners III	(144)	(239)
Non-cash compensation expense for issuance of common stock to certain members of Board of Directors	398	354
Provision for doubtful accounts and notes receivable	317	803
Excess tax benefits related to stock-based compensation	(690)	(2,748)
Stock-based compensation expense, net	2,581	3,600
Deferred income taxes	4,193	(9,141)

Changes in operating assets and liabilities:
Trade receivables	(3,115)	7,837
Other current assets	5,044	49
Prepaid expenses	5,425	1,379
Income tax receivable	24,043	12,699
Other long-term assets	185	(1,946)
Accounts payable	5,363	(4,857)
Accrued liabilities and claims accrual	(6,512)	1,596

Net cash provided by operating activities	133,524	107,467

Cash Flows From Investing Activities:
Purchases of property and equipment	(75,446)	(86,930)
Proceeds from sale of equipment/assets held for sale	40,050	47,321
Proceeds from notes receivable	262	822
Change in restricted cash and investments	(19)	(8)
Proceeds from sale of available-for-sale securities	5,183	6,188
Cash payments to Transportation Resource Partners	(11,028)	-
Cash proceeds from Transportation Resource Partners	423	251

Net cash used in investing activities	(40,575)	(32,356)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities:
Dividends paid	$(9,938)	$(10,135)
Payments to repurchase company stock	(36,566)	(30,345)
Payments on line of credit borrowings, net	(52,000)	(49,400)
Excess tax benefits related to stock-based compensation	690	2,748
Cash distribution to noncontrolling interest holder	(972)	(603)
Proceeds from exercise of stock options	6,710	6,488

Net cash used in financing activities	(92,076)	(81,247)

Net increase (decrease) in Cash and Cash Equivalents	873	(6,136)
Cash and Cash Equivalents, beginning of period	8,691	17,066

Cash and Cash Equivalents, end of period	$9,564	$10,930

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$12,528	$13,821
Transfer from property and equipment to assets held for sale	$18,776	$19,944
Financing provided to independent contractors for equipment sold	$157	$424
Net dividend accrued for restricted stock units	$77	$86
Cash flow information:
Income taxes paid	$2,667	$28,253
Interest expense paid	$591	$529

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

Note 2.                      Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Plan in May 2015, all grants of stock-based compensation are made under the 2015 Plan.  Stock-based compensation expense for the three months and six months ended June 30, 2016, and 2015, are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock compensation expense for options, net of forfeitures	$513	$280	$884	$446
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,288	1,167	1,697	3,154
Total stock compensation expense	$1,801	$1,447	$2,581	$3,600

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of June 30, 2016, we have approximately $4.3 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 1.9 years and a total period of 3.7 years.  We have approximately $9.4 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.5 years and a total period of 6.6 years. We also have approximately $8.2 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period of 2.8 years and total period of 3.6 years.

A total of 569,480 and 590,141 stock options were granted during the first six months of 2016 and 2015, respectively. We received approximately $6.7 million in cash from the exercise of stock options during the six months ended June 30, 2016, compared to $6.5 million for the same period in 2015.

A summary of the option award activity under our equity compensation plan as of June 30, 2016, and changes during the six months ended June 30, 2016, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2015	2,008,872	$21.41
Granted	569,480	24.23
Exercised	(371,805)	17.94
Forfeited	(61,830)	25.59
Outstanding as of June 30, 2016	2,144,717	$23.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2016	2015
Dividend yield (1)	0.99%	0.80%
Expected volatility (2)	27.91%	25.88%
Risk-free interest rate (3)	0.90%	0.98%
Expected term (4)	2.74 years	2.74 years
Weighted-average fair value of options granted	$4.28	$5.00

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 4,350 and 13,950 restricted stock unit awards were granted during the first six months of 2016 and 2015, respectively. A summary of the restricted stock unit award activity under our equity compensation plans as of June 30, 2016, and changes during the six months ended June 30, 2016, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	879,173	$16.45
Granted	4,350	26.38
Vested	(154,667)	16.73
Forfeited	(5,240)	16.43
Unvested as of June 30, 2016	723,616	$16.45

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

Beginning in 2014, we issued performance restricted stock units (“PRSUs”) to selected key employees that may be earned based on revenue growth and return on assets, and may then be modified based on our total shareholder return, as defined in the instrument evidencing the grant, over a three-year period. The primary award adjustment may range from 0 percent to 150 percent of the initial grant, based upon performance achieved over the three-year period. The primary award modifier, which would multiply the adjusted primary award by 75 percent to 125 percent, is measured by determining the percentile rank of the total shareholder return, as defined in the instrument evidencing the grant, of Knight Transportation common stock in relation to the total shareholder return of a peer group for the three-year period. The final award will be based on performance achieved in accordance with the scale set forth in the plan agreement. PRSUs do not earn dividend equivalents.

A total of 177,741 and 165,720 PRSUs were granted in the first six months of 2016 and 2015, respectively. A summary of the performance restricted stock unit award activity for the six months ended June 30, 2016 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	341,782	$26.46
Granted	177,741	23.89
Shares earned above target	2,516	23.85
Vested	(5,391)	23.85
Cancelled	(1,238)	23.89
Unvested as of June 30, 2016	515,410	$25.59

The number of granted shares, cancelled shares, and unvested shares are included in the table above based on the performance target established at the initial grant date.

The performance measurement period for the awards granted in the six months ended June 30, 2016, is January 1, 2016 to December 31, 2018. These awards will vest January 31, 2020, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2016	2015
Dividend yield (1)	0.99%	0.80%
Expected volatility (2)	27.95%	23.18%
Average peer volatility (2)	34.37%	30.70%
Average peer correlation coefficient (3)	0.6022	0.49
Risk-free interest rate (4)	0.89%	0.78%
Expected term (5)	2.84	2.63
Weighted-average fair value of PRSUs granted	$23.89	$29.30

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

Note 3.                      Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2016 and 2015, respectively, is as follows (dollars in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	80,105	81,894	80,407	81,959
Dilutive effect of stock options and unvested restricted stock units	676	958	672	1,061
Weighted-average common shares outstanding – diluted	80,781	82,852	81,079	83,020

Net income attributable to Knight Transportation	$24,675	$27,638	$47,245	$57,200

Basic earnings per share	$0.31	$0.34	$0.59	$0.70
Diluted earnings per share	$0.31	$0.33	$0.58	$0.69

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

The number of anti-dilutive shares are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of anti-dilutive shares	1,274,322	338,898	1,185,126	183,788

Note 4.                      Segment Information

We have two operating and reportable segments:  (i) the Trucking segment comprised of three operating units (Dry Van, Refrigerated, and Drayage), and (ii) the Logistics segment comprised of two operating units (Brokerage and Intermodal). We also provide logistics, freight management and other non-trucking services through our Logistics businesses. Through our Trucking and Logistics segment capabilities, we are able to transport, or can arrange for the transportation of, general commodities for customers throughout the United States and parts of Canada and Mexico.

In determining our reportable segments, we focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision makers also use this information to evaluate segment performance and allocate resources to our operations.

Our segments provide transportation and related services for one another. Such services are billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$226,423	81.9	$245,627	81.4	$444,379	81.0	$480,917	81.2
Logistics Segment	51,703	18.7	60,718	20.1	110,312	20.1	118,566	20.0
Subtotal	278,126		306,345		554,691		599,483
Intersegment Eliminations Trucking	(34)	0.0	(60)	0.0	(72)	0.0	(78)	0.0
Intersegment Eliminations Logistics	(1,774)	(0.6)	(4,463)	(1.5)	(6,213)	(1.1)	(7,302)	(1.2)
Total	$276,318	100%	$301,822	100%	$548,406	100%	$592,103	100%

Operating Income:
Trucking Segment	$35,286	92.7	$37,944	91.2	$71,208	92.7	$80,091	91.1
Logistics Segment	2,795	7.3	3,675	8.8	5,600	7.3	7,831	8.9
Total	$38,081	100%	$41,619	100%	$76,808	100%	$87,922	100%

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision makers do not review segment assets or liabilities to make operating decisions.

Note 5.                      Joint Ventures

In 2014, we formed an Arizona limited liability company, Kool Trans, LLC, for the purpose of expanding our refrigerated trucking business. In 2015, we changed the company name to Kold Trans, LLC. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with ASC 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into these condensed consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the condensed consolidated financial statements.

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

Based on our present knowledge of the facts, and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.                      Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At June 30, 2016 and December 31, 2015, we had approximately $9.2 million and $17.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 8.                      Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows (dollars in thousands):

Six Months Ended June 30, 2016
Goodwill at beginning of period	$47,050
Amortization relating to deferred tax assets	(10)
Goodwill at end of period	$47,040

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years.

Intangible asset balances were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(875)	(625)
Intangible assets, net	$2,825	$3,075

Amortization expense associated with these intangible assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, and 2015, respectively, and is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.2 million for the remainder of 2016, $0.5 million for each of the years 2017 through 2019, and $0.4 million in 2020 and 2021.

Note 9.                      Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized from TRP investment activity in the second quarter of 2016, and we recognized a net gain of $122,000 in the second quarter of 2015. The carrying value of our investment in TRP was $300,000 at June 30, 2016 and December 31, 2015. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in another partnership managed and operated by the managers and principals of TRP. This partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. In 2015, TRP III released us from $2.1 million of our outstanding commitment. As of June 30, 2016, we have contributed approximately $11.0 million to TRP III, leaving an outstanding commitment of $1.9 million. Our investment in TRP III is accounted for using the equity method. For the three months ended June 30, 2016, we recorded income of approximately $453,000, for our investment in TRP III, and $121,000 for the three months ended June 30, 2015. The carrying value of our investment in TRP III was $5.5 million and $5.8 million as of June 30, 2016 and December 31, 2015, respectively, and is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2015, we committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to TRP IV, and have contributed approximately $1.0 million, leaving an outstanding commitment of approximately $3.9 million as of June 30, 2016. Our investment in TRP IV is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

In the first quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of June 30, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value at June 30, 2016 was $10.0 million and is included within "Other long-term assets, restricted cash, and investments" on our accompanying condensed consolidated balance sheets.

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

The following table shows the Company’s realized gains during the three and six month periods ended June 30, 2016 and 2015, on certain securities that were held as available-for-sale (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains
Sales proceeds	$2,330	$3,042	$5,183	$6,188
Cost of securities sold	856	849	2,114	1,649
Realized gain	$1,474	$2,193	$3,069	$4,539

Realized gains, net of taxes	$907	$1,344	$1,888	$2,782

As of June 30, 2016, our available-for-sale equity investments included in "Other long-term assets and restricted cash and investments" on the accompanying condensed consolidated balance sheets, was approximately $2.0 million, including gross unrealized gains of approximately $1.2 million, or $0.7 million (net of tax). As of December 31, 2015, our available-for-sale investment balance was approximately $7.1 million, including gross unrealized gains of approximately $4.2 million, or $2.6 million (net of tax).

Note 11.                      Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at June 30, 2016 and December 31, 2015, totaled $21.1 million and $29.3 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We file federal and state income tax returns with varying statutes of limitations. The 2011 through 2015 tax years remain subject to examination by federal and state tax authorities.  As of June 30, 2016, cumulative gross unrecognized tax benefits were $0.7 million.  We had no unrecognized tax benefits as of December 31, 2015.  All unrecognized tax benefits, if recognized, would affect the effective tax rate.

With the exception of the unrecognized tax benefits discussed above, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  No interest or penalties related to unrecognized tax benefits has been recognized as of June 30, 2016 or December 31, 2015, because the Company has not yet received the refunds related to the uncertain tax benefits.  None of the unrecognized tax benefits are expected to reverse in the next 12 months.

Note 13.                      Company Share Repurchase Programs

In 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock. The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Under the share repurchase program, we repurchased 0.4 million shares for $9.5 million in the three months ended June 30, 2016, and 1.5 million shares for $36.6 million in the six months ended June 30, 2016. We repurchased 1.0 million shares for $30.3 million in the three and six months ended June 30, 2015. As of June 30, 2016, there were 4.4 million shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	Total	Total	Level One		Level Two		Level Three
	Balance at June 30, 2016	Balance at December 31, 2015	Balance at June 30, 2016	Balance at December 31, 2015	Balance at June 30, 2016	Balance at December 31, 2015	Balance at June 30, 2016	Balance at December 31, 2015
Assets:
Available-for-sale securities:
Equity securities - common shares	$1,990	$7,101	$1,990	$7,101	-	-	-	-
Restricted cash and investments:
Money market funds	$1,045	$1,003	$1,045	$1,003	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,256	$2,279	-	-	$2,256	$2,279	-	-

Note 15.                      Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are set forth in the contracts and generally range from 2% to 20%.

The notes receivable balances are classified separately between current and long-term on the accompanying condensed consolidated balance sheets.  The current and long-term balance of our notes receivable at June 30, 2016 and December 31, 2015, are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Notes receivable from independent contractors	$974	$794
Notes receivable from third parties	3,275	3,546
Gross notes receivable	4,249	4,340
Allowance for doubtful notes receivable	(265)	(273)
Total notes receivable, net of allowance	3,984	4,067

Current portion, net of allowance	549	648
Long-term portion	$3,435	$3,419

Note 16.                      Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures December 1, 2017. Effective August 8, 2016, we entered into a modification to our line of credit agreement that extends the maturity date to August 1, 2019, and amends our minimum tangible net worth covenant to $500.0 million from $400.0 million. We incur interest on borrowings under the line of credit at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had $60.0 million outstanding under the line of credit as of June 30, 2016, compared to $112.0 million as of December 31, 2015.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the six months ended June 30, 2016 was 1.05%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of June 30, 2016, we also utilized $27.4 million of the line of credit for letters of credit issued to various regulatory authorities in connection with our self-insurance programs.  With the outstanding letters of credit and debt borrowed, we have $212.6 million available for future borrowings as of June 30, 2016.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the six months ended June 30, 2016 was 1.21%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at and for the three and six months ended June 30, 2016 and for the year ended December 31, 2015.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10). This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We are currently evaluating the effect that adopting this standard will have on our condensed consolidated financial statements.

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

Factors that affect our results of operations are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, inventory levels, industrial production, government regulation, and unemployment rates, as well as our capital allocation, sales and marketing, operating, and spending decisions. We measure our results through key metrics, such as the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis, as measured by cost per mile in our Trucking segment and non-GAAP operating ratio in both segments.  Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking and Logistics businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, were as follows:

●	Total revenue decreased 8.5%, to $276.3 million from $301.8 million;

●	Revenue, before fuel surcharge, decreased 5.5%, to $253.9 million from $268.6 million;

●	Net income attributable to Knight Transportation decreased 10.7%, to $24.7 million from $27.6 million; and

●	Net earnings attributable to Knight Transportation per diluted share decreased to $0.31 per share from $0.33 per share.

The freight environment in the second quarter of 2016 was more challenging than the same period of the prior year. We attribute the change to excess trucking capacity in the markets we serve, and fewer non-contract opportunities from a weak spot market that pressured our revenue per loaded mile. Although we experienced modest improvements toward the end of the quarter in some regional markets, non-contract pricing opportunities were weak in comparison to the second quarter of 2015. We continue to experience an environment of trucking capacity surplus. However, we believe significantly declining new truck orders, declining used equipment prices, increased bankruptcies, reduction in the driver workforce, and additional regulatory burdens expected to phase in over the coming quarters has, and we anticipate will continue to, reduce available capacity and begin to lead to improvements in the supply and demand relationship in the coming quarters.

During the second quarter of 2016, our Trucking segment produced a non-GAAP operating ratio of 82.7% compared to 82.1% in the same quarter of 2015, while trucking revenue, excluding trucking fuel surcharge, decreased 4.0% in the quarter year over year.  Please see the reconciliation table below for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Productivity, as measured by average revenue per tractor, before fuel surcharge, decreased 1.5% in the second quarter of 2016 compared to the same quarter of 2015, attributable to a 2.4% decrease in average revenue per loaded mile, and an increase in non-paid empty mile percentage of 70 basis points, partially offset by a 1.7% increase in average miles per tractor.

Our Logistics segment produced an operating ratio of 94.4% in the second quarter of 2016 compared to 93.5% for the same quarter in 2015, with revenue declining 11.2%.  The decrease in revenue is attributable primarily to a decline in non-trucking service revenue in the second quarter of 2016 from the same quarter of 2015, as we exited our agricultural sourcing business in the first quarter of 2016, as well as a decrease in revenue per load in our Brokerage business, the largest component of our Logistics segment. Although revenue per load decreased, our Brokerage business increased load volume by 28.4%, increased revenue 2.1%, and expanded gross margins 110 basis points, which resulted in a 6.2% increase in Brokerage operating income compared to the second quarter of 2015.

In the second quarter of 2016, we returned $14.3 million to our shareholders in the form of quarterly cash dividends and stock buy-backs and ended the quarter with $746.6 million of shareholders' equity. In the second quarter of 2016, we generated $65.5 million in cash flow from operations and used $23.7 million for capital expenditures net of equipment sales.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Off-Balance Sheet Transactions" and "Liquidity and Capital Resources" for a description of our off-balance sheet transactions.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking segment or arranging for the transportation of customer freight in our Logistics segment.  Our total revenue is reported under "Results of Operations" and categorized as (i) Trucking revenue, before fuel surcharge, (ii) Trucking fuel surcharge revenue, and (iii) Logistics revenue.  Trucking revenue, before fuel surcharge, and Trucking fuel surcharge revenue is largely generated by the trucking services provided by our three Trucking operating units (Dry Van, Refrigerated, and Drayage) whereas Logistics revenue is mostly generated by the logistics services provided by our two Logistics operating units (Brokerage and Intermodal). We also provide logistics, freight management, sourcing, and other non-trucking services, such as used equipment sales and leasing to independent contractors and third-parties, through our Logistics business.

The total revenue and operating expenses of our Trucking and Logistics segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers. See the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

To reduce our risk to fuel price fluctuations in our Trucking segment, we have a fuel surcharge program under which we obtain additional fuel surcharges from our customers that generally recover a majority, but not all, of the increased fuel costs; however, we cannot ensure that current recovery levels will continue in the future.  In discussing our overall and segment-based results of operations, because changes in fuel costs typically cause fuel surcharge revenue to fluctuate, we identify Trucking fuel surcharge revenue separately and omit fuel surcharge revenue from our statistical calculations.  We believe that omitting this potentially volatile source of revenue provides a more meaningful comparison of our operating results from period to period.

A primary measure we use to evaluate the profitability of our overall and segment based operations is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis (“non-GAAP operating ratio”) that many in our industry use (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the second method allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Non-GAAP operating ratio is not a substitute for or superior to, and should be considered in addition to, GAAP operating ratio. Pursuant to the requirements of Regulation G, the tables below compare our operating ratio using both methods on a consolidated basis.

The following table reconciles consolidated GAAP operating ratio to consolidated non-GAAP operating ratio (dollars in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
GAAP Presentation:	$	%	$	%	$	%	$	%
Total revenue	$276,318		$301,822		$548,406		$592,103
Total operating expenses	238,237	86.2	260,203	86.2	471,598	86.0	504,181	85.2
Income from operations	38,081		41,619		76,808		87,922

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Non-GAAP Presentation(1):	$	%	$	%	$	%	$	%
Total revenue	$276,318		$301,822		$548,406		$592,103
Less fuel surcharge	(22,459)		(33,199)		(40,964)		(66,266)
Revenue, before fuel surcharge	253,859		268,623		507,442		525,837

Total operating expenses	238,237		260,203		471,598		504,181
Less fuel surcharge	(22,459)		(33,199)		(40,964)		(66,266)
Total operating expenses, net of fuel surcharge	215,778	85.0	227,004	84.5	430,634	84.9	437,915	83.3
Income from operations	38,081		41,619		76,808		87,922

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$226,423	81.9	$245,627	81.4	$444,379	81.0	$480,917	81.2
Logistics Segment	51,703	18.7	60,718	20.1	110,312	20.1	118,566	20.0
Subtotal	278,126		306,345		554,691		599,483
Intersegment Eliminations Trucking	(34)	0.0	(60)	0.0	(72)	0.0	(78)	0.0
Intersegment Eliminations Logistics	(1,774)	(0.6)	(4,463)	(1.5)	(6,213)	(1.1)	(7,302)	(1.2)
Total	$276,318	100%	$301,822	100%	$548,406	100%	$592,103	100%

Operating Income:
Trucking Segment	$35,286	92.7	$37,944	91.2	$71,208	92.7	$80,091	91.1
Logistics Segment	2,795	7.3	3,675	8.8	5,600	7.3	7,831	8.9
Total	$38,081	100%	$41,619	100%	$76,808	100%	$87,922	100%

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

Effectively controlling our expenses is an important element of maximizing our profitability.  The most significant expenses of our Trucking segment are primarily variable and include fuel and fuel taxes, driver-related expenses (such as wages, benefits, training, and recruitment) and costs associated with independent contractors (which are primarily included in purchased transportation expense recorded on the "Purchased transportation" line in the accompanying condensed consolidated statements of income).  Expenses that have both fixed and variable components include maintenance expense (which includes costs for replacement tires for our revenue equipment) and our total cost of insurance and claims.  These expenses generally vary with the miles we travel but also have a controllable component based on safety, fleet age, efficiency, and other factors.  The main fixed costs for our Trucking segment are the acquisition and depreciation of long-term assets (such as revenue equipment and service centers) and the compensation of non-driver personnel.

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

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$226,423		$245,627		$444,379		$480,917
Operating expenses	191,137	84.4	207,683	84.6	373,171	84.0	400,826	83.3
Operating income	$35,286		$37,944		$71,208		$80,091

The following table sets forth the non-GAAP operating ratio for our Trucking segment as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$226,423		$245,627		$444,379		$480,917
Less: Trucking fuel surcharge revenue	(22,459)		(33,199)		(40,964)		(66,266)
Less: Intersegment transactions	(34)		(60)		(72)		(78)
Revenue, net of fuel surcharge and intersegment transactions	203,930		212,368		403,343		414,573
Operating expenses	191,137		207,683		373,171		400,826
Less: Trucking fuel surcharge revenue	(22,459)		(33,199)		(40,964)		(66,266)
Less: Intersegment transactions	(34)		(60)		(72)		(78)
Operating expenses, net of fuel surcharge and intersegment transactions	168,644	82.7	174,424	82.1	332,135	82.3	334,482	80.7
Operating income	$35,286		$37,944		$71,208		$80,091

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

When evaluating Trucking revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor; (ii) average length of haul (miles with loaded trailer cargo); (iii) non-paid empty miles percent (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth key operating statistics of the Trucking segment for the indicated periods.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Average revenue per tractor(1)	$43,414	$44,087	$85,943	$86,532
Average length of haul (miles)	505	510	500	505
Non-paid empty mile percent	12.3%	11.6%	12.5%	11.6%
Average tractors in operation during period	4,697	4,817	4,693	4,791
Average trailers in operation during period	12,289	11,588	12,128	11,491

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,697 tractors in the second quarter of 2016, of which 4,285 were company-owned tractors as of June 30, 2016. The average age of our company-owned tractor fleet was 1.8 years at June 30, 2016.  We also operated an average of 12,289 trailers in the second quarter of 2016, with an average age of 4.2 years as of June 30, 2016.  Our net property, plant, and equipment at June 30, 2016, was $804.1 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $28.0 million in the second quarter of 2016, and approximately $55.4 million in the first six months of 2016.

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

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers), which is included in the "Purchased transportation" line in the accompanying condensed consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in salaries, wages and benefits expense recorded on the "Salaries, wages and benefits" line in the accompanying condensed consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$51,703		$60,718		$110,312		$118,566
Operating expenses	48,908	94.6	57,043	93.9	104,712	94.9	110,735	93.4
Operating income	$2,795		$3,675		$5,600		$7,831

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$51,703		$60,718		$110,312		$118,566
Less: Intersegment transactions	(1,774)		(4,463)		(6,213)		(7,302)
Revenue excluding intersegment transactions	49,929		56,255		104,099		111,264
Operating expenses	48,908		57,043		104,712		110,735
Less: Intersegment transactions	(1,774)		(4,463)		(6,213)		(7,302)
Operating expenses excluding intersegment transactions	47,134	94.4	52,580	93.5	98,499	94.6	103,433	93.0
Operating income	$2,795		$3,675		$5,600		$7,831

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

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Combined Brokerage and Intermodal gross margin percent(1)	16.5%	16.3%	17.6%	16.1%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.0 million in the second quarter of 2016, and $2.0 million in the first six months of 2016, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2016, we expect to see the market slowly begin to improve as excess capacity exits the market, as indicated by reduced new truck orders, increased bankruptcies, and a soft used equipment market. Market factors including higher driver wages, lower gain on sale of revenue equipment, less other income, and fewer non-contract opportunities may continue to negatively affect our margins in our Trucking and Logistics segments if capacity is slow to exit the market.  In this environment, we plan to limit organic fleet expansion, focus on cost control, and allocate expansion capital toward Logistics.

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

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		% Change	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		% Change
	$	%	$	%	%	$	%	$	%	%
Trucking revenue	$203,930	73.9%	$212,368	70.4%	(4.0%)	$403,343	73.5%	$414,573	70.0%	(2.7%)
Trucking fuel surcharge revenue	22,459	8.1	33,199	11.0	(32.4)	40,964	7.5	66,266	11.2	(38.2)
Logistics revenue	49,929	18.0	56,255	18.6	(11.2)	104,099	19.0	111,264	18.8	(6.4)
Total revenue	276,318	100.0	301,822	100.0	(8.5)	548,406	100	592,103	100	(7.4)

Operating expenses:
Salaries, wages and benefits	84,440	30.6	84,381	28.0	0.1	168,043	30.6	164,407	27.8	2.2
Fuel	33,429	12.1	42,362	14.0	(21.1)	60,200	11.0	80,451	13.6	(25.2)
Operations and maintenance	19,094	6.9	21,547	7.1	(11.4)	37,104	6.8	41,675	7.0	(11.0)
Insurance and claims	8,257	3.0	7,995	2.6	3.3	17,080	3.1	16,928	2.9	0.9
Operating taxes and licenses	4,612	1.6	4,725	1.5	(2.4)	10,099	1.8	10,581	1.8	(4.6)
Communications	1,043	0.4	1,077	0.4	(3.2)	2,248	0.4	2,217	0.4	1.4
Depreciation and amortization	28,955	10.5	27,364	9.1	5.8	57,357	10.5	54,524	9.2	5.2
Purchased transportation(1)	53,918	19.5	60,619	20.1	(11.1)	111,703	20.4	120,164	20.3	(7.0)
Miscellaneous operating expenses	4,489	1.6	10,133	3.4	(55.7)	7,764	1.4	13,234	2.2	(41.3)
Total operating expenses	238,237	86.2	260,203	86.2	(8.4)	471,598	86.0	504,181	85.2	(6.5)
Operating income	38,081	13.8	41,619	13.8	(8.5)	76,808	14.0	87,922	14.8	(12.6)
Interest income	82	0.0	104	0.0	(21.2)	176	0.0	236	0.0	(25.4)
Interest expense	(258)	(0.1)	(211)	0.0	22.3	(559)	(0.1)	(493)	0.0	13.4
Other income	1,927	0.7	2,436	0.8	(20.9)	3,213	0.6	4,899	0.8	(34.4)
Total other income	1,751	0.6	2,329	0.8	(24.8)	2,830	0.5	4,642	0.8	(39.0)
Income before income taxes	39,832	14.4	43,948	14.6	(9.4)	79,638	14.5	92,564	15.6	(14.0)
Income taxes	14,861	5.4	15,759	5.2	(5.7)	31,645	5.8	34,434	5.8	(8.1)
Net income	$24,971	9.0%	$28,189	9.4%	(11.4%)	$47,993	8.7%	$58,130	9.8%	(17.4%)
Net income attributable to noncontrolling interest	(296)	(0.1)	(551)	(0.2)	(46.3)	(748)	(0.1)	(930)	(0.1)	(19.6)
Net income attributable to Knight Transportation	$24,675	8.9%	$27,638	9.2%	(10.7%)	$47,245	8.6%	$57,200	9.7%	(17.4%)

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and six months ended June 30, 2016 and June 30, 2015, is set forth below.

Comparison of Three Months and Six Months Ended June 30, 2016 to Three and Six Months Ended June 30, 2015.

Operating Revenue

Total revenue decreased 8.5% and 7.4% for the three months and six months ended June 30, 2016, respectively, or to $276.3 million from $301.8 million in the three-month period, and to $548.4 million from $592.1 million in the six-month period compared to the same periods of 2015. During the second quarter and six-month period of 2016, we operated in a less robust freight environment when compared to the same periods of 2015. Both our Trucking and Logistics segments experienced a more challenging freight market whereby non-contract opportunities were limited as a result of additional competition, when compared to the prior year periods, which combined with fewer trucks, lower revenue per loaded mile, lower fuel surcharge revenue and less non-trucking services revenue, led to the decline in total revenue.

Trucking revenue decreased 4.0% to $203.9 million for the three months ended June 30, 2016, from $212.4 million for the same three months in 2015, and 2.7% to $403.3 million for the six months ended June 30, 2016, from $414.6 million for the same six months in 2015. Tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, decreased 1.5% for the three months ended June 30, 2016, and 0.7% for the six months ended June 30, 2016, compared to the same periods in 2015. Although average miles per tractor increased 1.7% in both the three months and six months ended June 30, 2016, compared to the same periods of 2015, these improvements were offset by decreases in average revenue per loaded mile by 2.4% and 1.4%, and increases in non-paid empty mile percent of 70 and 90 basis points in the same three-month and six-month periods. We plan to limit organic fleet growth and remain focused on improving the productivity of our assets while developing our freight network. If capacity tightens, we expect rates to begin to improve. However, any adverse changes in capacity, among other factors, could prevent rate increases and negatively affect existing rates.

Trucking fuel surcharge decreased 32.4% to $22.5 million in the second quarter of 2016, from $33.2 million in the same quarter of 2015, and decreased 38.2% to $41.0 million in the six months ended June 30, 2016 from $66.3 million in the same six months in 2015.  Average fuel prices decreased in the three months and six months ended June 30, 2016, by 19.4% and 24.2%, respectively, from the same periods of 2015. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue decreased 11.2% to $49.9 million in the second quarter of 2016, from $56.3 million in the same quarter of 2015, and decreased 6.4% to $104.1 million in the six months ended June 30, 2016, from $111.3 million in the six months ended June 30, 2015. Logistics revenue decreased primarily due to declining revenue from our non-trucking services as we exited our agricultural sourcing business in the first quarter of 2016, and in part due to lower revenue per load as a result of lower fuel surcharge.  Despite the decrease in Logistics segment revenue, our Brokerage business, which is the largest component of our Logistics segment, increased revenue 2.1% in the second quarter of 2016 compared to the same quarter of 2015, as load volume increased 28.4%, offset by a 20.4% decline in revenue per load as a result of lower fuel surcharge, a shorter length of haul, and lower non-contract pricing. We achieved this growth by providing more capacity to our customers through our third-party carriers and rail providers.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 30.6% for the three months and six months ended June 30, 2016, compared to 28.0% for the three months ended June 30, 2015 and 27.8% for the six months ended June 30, 2015. These increases in both the three months and six months ended June 30, 2016 from the same periods in 2015, were primarily due to the decrease in total revenue, as a result of lower revenue per loaded mile, combined with increases in driver base pay implemented in 2015. Another contributing factor to the increase in the six-month period, was the shift from purchased transportation expense to driver wages as the percentage of our tractor fleet comprised of company tractors, rather than independent contractors, increased. This percentage was flat in the comparative three-month periods. We believe that the driver market remains challenging and that the implementation of stricter regulations has further reduced the pool of available drivers. We expect that driver pay will continue to be inflationary on a year-over-year basis based on the pay increases that were implemented in 2015. We expect to continue to develop strategies designed to attract and retain safe, high-quality driving associates, including investing in technology and service centers that improve the experience of drivers, and we believe we are well-positioned for further progress developing driving associates in the coming quarters.

Fuel expense, as a percentage of total revenue, decreased to 12.1% for the three months ended June 30, 2016, from 14.0% in same period in 2015, and decreased to 11.0% for the six months ended June 30, 2016, from 13.6% in the same period of 2015. These decreases were primarily due to the U.S. National Average Diesel Fuel Price decreasing by 19.4% and 24.2% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, respectively. Our fuel efficiency initiatives and driver training programs continue to contribute to managing this expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of total revenue, decreased to 6.9% from 7.1% in the three months ended June 30, 2016, compared to the same period in 2015, and decreased to 6.8% from 7.0% for the six months ended June 30, 2016, compared to the same period in 2015. Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  During the second quarter and first six months of 2016, our maintenance costs and tire costs decreased as a percentage of total revenue, before Trucking fuel surcharge, compared to the same quarter and six months of 2015 due to improved cost control measures. Direct operating expenses including road expense, operating supplies, and driver development and recruiting costs also decreased in the quarter and six month periods. We continue to experience tight driver market conditions and we expect the driver market to remain competitive in the remainder of 2016, which could negatively affect our recruiting costs.

Insurance and claims expense, as a percentage of total revenue, increased to 3.0% in the three months ended June 30, 2016 from 2.6% for the same period in 2015, and increased to 3.1% in the six months ended June 30, 2016 from 2.9% for the same period in 2015. These increases were primarily due to the decreases in total revenue in both periods of 2016 compared to the same periods of 2015, combined with slightly higher premium costs. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and license expense, as a percentage of total revenue, increased slightly to 1.6% for the three months ended June 30, 2016 from 1.5% for the three months ended June 30, 2015, and remained flat at 1.8% for the six months ended June 30, 2016 and the same six months of 2015. The increase in the three-month period was due to the decrease in total revenue since the absolute dollar expense decreased. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and operating regions.

Communications expense, as a percentage of total revenue, remained flat at 0.4% in the three months and six months ended June 30, 2016 and for the same periods of 2015.  Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 10.5% in the three months and six months ended June 30, 2016 from 9.1% and 9.2% in the three months and six months ended June 30, 2015, respectively. This fixed cost as a percentage of total revenue was higher for both the three months and six months ended June 30, 2016, due to a combination of the decrease in fuel surcharge revenue driven by the fall in fuel prices, the decrease in revenue, before fuel surcharge, driven by the decrease in average revenue per truck in our Trucking segment, and the decrease in revenue from our less asset-intensive Logistics segment. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, before fuel surcharge, increased to 13.7% for the three and six months ended June 30, 2016, from 12.4% for the same three months of 2015, and from 12.7% for the same six months of 2015, as we continued to refresh our tractor and trailer fleets with the U.S. Environmental Protection Agency (“EPA”) emission compliant engines, which are more expensive than previous tractors due to compliance with the National Highway Traffic Safety Administration and EPA emissions standards.  The higher cost of these newer tractors is expected to result in higher depreciation and amortization going forward.  These engines provide substantial emissions reductions, and we believe this investment will contribute to our strategy of maintaining efficiency in our operations by adhering to a relatively consistent tractor trade-in schedule.

Purchased transportation expense, as a percentage of total revenue, decreased to 19.5% for the three months ended June 30, 2016 from 20.1% for the same three months in 2015, and increased slightly to 20.4% for the six months ended June 30, 2016, from 20.3% for the same six months in 2015. Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment.  Purchased transportation expense expressed as a percentage of total revenue, before fuel surcharge, decreased to 21.3%, and 22.0% in the three and six months ended June 30, 2016, respectively, from 22.6%, and 22.9%, in the same periods of 2015, respectively. Purchased transportation expense for independent contractors in our Trucking segment decreased in both the three months and six months ended June 30, 2016, compared to the same periods of 2015. This was partly due to the decreases in revenue per loaded mile and fuel surcharge, and although in the three-month period of 2016, the percentage of our tractor fleet comprised of company tractors was flat, more of our tractor fleet was comprised of company tractors in the six-month period of 2016, compared to the same periods of 2015.  Purchased transportation expense decreased as expected with the decrease in revenue in our Logistics segment, but this decrease was hindered in the six months ended June 30, 2016 by increased costs associated with exiting our agriculture sourcing business in the first quarter of 2016. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. We expect purchased transportation will increase as a percentage of total revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, decreased to 1.6% for the three months ended June 30, 2016, from 3.4% for the same three months during 2015, and decreased to 1.4% for the six months ended June 30, 2016, from 2.2% for the same six months in 2015. These decreases were primarily due to the infrequent expense recorded in the second quarter of 2015 of $7.2 million pretax ($4.4 million after tax) relating to expected settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this infrequent expense, and excluding the effect of the decrease in the fuel surcharge component of total revenue, miscellaneous operating expenses increased in both the three months and six months ended June 30, 2016, compared to the same periods in 2015 due to lower gains from the sale of used equipment that offset miscellaneous operating expenses. Gains from the sale of used equipment decreased to $2.7 million for the three months ended June 30, 2016, from $5.2 million for the same three months in 2015, and decreased to $5.8 million for the six months ended June 30, 2016, from $9.9 million for the same six months in 2015. We believe the used equipment market will begin to tighten in the coming quarters and, if so, will help offset other miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was flat at 86.2% for the second quarter of 2016 and 2015, and increased slightly to 86.0% for the six months ended June 30, 2016, compared to 85.2% for the same six months in 2015.  Our non-GAAP operating ratio based upon total operating expenses, net of fuel surcharge, as a percentage of total revenue, before fuel surcharge, was 85.0% for the second quarter of 2016, compared to 84.5% for the same quarter of 2015, and 84.9% for the six months ended June 30, 2016, compared to 83.3% for the same six months in 2015.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the $7.2 million infrequent expense related to expected settlement costs for two class action lawsuits, our non-GAAP consolidated operating ratio was 81.8% and 81.9% for the three months and six months ended June 30, 2015, respectively.

While interest income remained constant as a percentage of total revenue in the three months and six months ended June 30, 2016 and 2015, interest expense increased slightly. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million. Our debt balance decreased by $52.0 million during the six months ended June 30, 2016, to $60.0 million from $112.0 million at December 31, 2015.

As a percentage of total revenue, other income decreased slightly to 0.7% for the three months ended June 30, 2016, from 0.8% for the same three months in 2015, and decreased to 0.6% for the six months ended June 30 2016, from 0.8% for the same six months in 2015. These decreases were primarily due to investment activity and realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 37.6% for the three months ended June 30, 2016, and 36.3% for the same three months in 2015, while our effective tax rate was 40.1% for the six months ended June 2016, and 37.6% for the same six months in 2015.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation decreased 10.7% for the three months ended June 30, 2016, and decreased 17.4% for the six months ended June 30, 2015, compared to the same periods of 2015.

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

Net cash provided by operating activities was $133.5 million for the six months ended June 30, 2016, compared to $107.5 million provided during the same period in 2015. The increase in the 2016 period is primarily due to changes in operating assets and liabilities, and deferred taxes, partially offset by decreased net income in the 2016 period as compared to the 2015 period.

Net cash used in investing activities was $40.6 million for the six months ended June 30, 2016, compared to net cash used of $32.4 million for the same period in 2015. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $35.4 million for the six months ended June 30, 2016, compared to $39.6 million for the same period in 2015. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $51.0 million to $66.0 million for the remainder of 2016.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment.

Net cash used in financing activities was $92.1 million for the six months ended June 30, 2016, compared to $81.2 million for the same period in 2015.  Net cash payments towards line of credit borrowings were $52.0 million for the six months ended June 30, 2016, compared to $49.4 million in the same period of 2015. We repurchased approximately 1.5 million shares of our common stock for $36.6 million in the six months ended June 30, 2016, compared to 1.0 million shares of our common stock for $30.3 million in the same period of 2015. We also paid $4.8 million for dividends in the six months ended June 30, 2016, and $10.1 million in the same period of 2015.  Proceeds from exercises of stock options were $6.7 million in the six months ended June 30, 2016, compared to $6.5 million in the same period of 2015. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million. The aggregate amount outstanding under our line of credit was $60.0 million as of June 30, 2016, compared to $112.0 million as of December 31, 2015. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities in connection with our self-insurance programs.  The issued but unused letters of credit totaled $27.4 million as of June 30, 2016, and December 31, 2015.  Combining the amounts borrowed and letters of credit issued, we had $212.6 million available at June 30, 2016, for future borrowing under our existing line of credit, compared to $160.6 million as of December 31, 2015.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of June 30, 2016, and December 31, 2015.

Effective August 8, 2016, we entered into a modification to our line of credit agreement that extends the maturity date to August 1, 2019, and amends our minimum tangible net worth covenant to $500.0 million from $400.0 million. The foregoing description of the modification is qualified in its entirety by reference to the full text of the modification, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

As of June 30, 2016, our cash and cash equivalents totaled approximately $9.6 million compared to $8.7 million as of December 31, 2015.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in the accompanying condensed consolidated statements of income, and totaled $1.2 million for the three months ended June 30, 2016 and 2015, and $2.4 million for the six months ended June 30, 2016 and 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with Brokerage and Intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2015 Annual Report on Form 10-K.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand and customers reducing shipments following the holiday season.  In the first quarter of 2016, freight demand showed typical seasonality and was softer than the prior year first quarter when an unusually strong freight market prevailed. Operating expenses generally increase during the first quarter, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases in the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. During this period, the profitability of our Trucking operations is generally lower than during other parts of the year.  In our Logistics operations, profitability may be lower due to shipping volumes or may improve if we are able to achieve higher gross margins due to the willingness of third-party capacity providers to accept lower rates from us.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2016
Common Stock Repurchase Program (1)	300	$24.01	300	4,735,839
Other Transactions (2)	195	$24.61	-	-
May 1-31, 2016
Common Stock Repurchase Program (1)	288,611	$25.26	288,611	4,447,228
Other Transactions (2)	-	-	-	-
June 1-30, 2016
Common Stock Repurchase Program (1)	83,183	$25.94	83,183	4,364,045
Other Transactions (2)	-	-	-	-
Total	372,289	$25.41	372,289	4,364,045

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

Item 3.                      Defaults Upon Senior Securities

Not Applicable

Item 4.                      Mine Safety Disclosures

Not Applicable

Item 5.                      Other Information

Not Applicable

Item 6.                      Exhibits

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)*	2016 Amended and Restated Bylaws of the Company.
Exhibit 31		Section 302 Certifications
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

Exhibit 32		Section 906 Certifications
	(32.1)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
	(32.2)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
Exhibit 101		Interactive Data File
	(101.INS)	XBRL Instance Document.
	(101.SCH)	XBRL Taxonomy Extension Schema Document.
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

Date: August 8, 2016	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: August 8, 2016	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant