Form 10-Q
period 2016-09-30
KNIGHT TRANSPORTATION INC
filed 2016-11-09
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
☐  Yes ☒ No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of October 31, 2016, was 80,034,666 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,886	$8,691
Trade receivables, net of allowance for doubtful accounts of $3,014 and $3,106, respectively	131,489	131,945
Notes receivable, net of allowance for doubtful notes receivable of $254 and $273, respectively	574	648
Prepaid expenses	16,671	17,320
Assets held for sale	18,347	29,327
Other current assets	8,507	14,215
Income tax receivable	8,845	41,967
Total current assets	188,319	244,113

Property and Equipment:
Revenue equipment	905,195	866,252
Land and land improvements	53,492	52,951
Buildings and building improvements	143,734	139,102
Furniture and fixtures	20,494	18,363
Shop and service equipment	16,888	16,729
Leasehold improvements	4,834	3,061
Gross property and equipment	1,144,637	1,096,458
Less: accumulated depreciation and amortization	(331,458)	(292,815)
Property and equipment, net	813,179	803,643
Notes receivable, long-term	3,198	3,419
Goodwill	47,035	47,050
Intangible assets, net	2,700	3,075
Other long-term assets, restricted cash and investments	32,783	18,932
Total long-term assets	898,895	876,119
Total assets	$1,087,214	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	September 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,904	$14,818
Accrued payroll and purchased transportation	21,262	23,776
Accrued liabilities	16,539	21,609
Claims accrual – current portion	20,288	19,471
Dividend payable – current portion	298	349
Total current liabilities	77,291	80,023

Long-term Liabilities:
Claims accrual – long-term portion	12,336	11,508
Long-term dividend payable and other liabilities	1,854	2,164
Deferred tax liabilities	177,201	174,165
Long-term debt	52,000	112,000
Total long-term liabilities	243,391	299,837

Total liabilities	320,682	379,860

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,026 and 80,967 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	800	810
Additional paid-in capital	219,593	205,648
Accumulated other comprehensive income	-	2,573
Retained earnings	544,192	529,367

Total Knight Transportation shareholders' equity	764,585	738,398
Noncontrolling interest	1,947	1,974
Total shareholders’ equity	766,532	740,372

Total liabilities and shareholders' equity	$1,087,214	$1,120,232

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Revenue, before fuel surcharge	$256,243	$269,930	$763,684	$795,767
Fuel surcharge	24,287	30,192	65,252	96,458
Total revenue	280,530	300,122	828,936	892,225
OPERATING EXPENSES:
Salaries, wages and benefits	82,688	85,514	250,732	249,921
Fuel	34,616	39,795	94,815	120,247
Operations and maintenance	19,781	20,390	56,886	62,065
Insurance and claims	9,251	8,149	26,330	25,076
Operating taxes and licenses	4,546	3,373	14,645	13,954
Communications	976	849	3,224	3,066
Depreciation and amortization	29,129	28,204	86,486	82,728
Purchased transportation	57,069	62,115	168,772	182,279
Miscellaneous operating expenses	5,540	5,307	13,304	18,541
Total operating expenses	243,596	253,696	715,194	757,877

Income from operations	36,934	46,426	113,742	134,348

Interest income	83	140	259	377
Interest expense	(182)	(220)	(742)	(714)
Other income	1,389	2,335	4,602	7,234
Income before income taxes	38,224	48,681	117,861	141,245

Income taxes	14,558	17,946	46,202	52,379
Net income	23,666	30,735	71,659	88,866

Net income attributable to noncontrolling interest	(316)	(452)	(1,064)	(1,382)
Net income attributable to Knight Transportation	$23,350	$30,283	$70,595	$87,484

Earnings per share:
Basic	$0.29	$0.37	$0.88	$1.07
Diluted	$0.29	$0.37	$0.87	$1.06

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

Weighted Average Shares Outstanding:
Basic	80,040	81,127	80,284	81,678
Diluted	80,792	82,005	80,985	82,714

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$23,666	$30,735	$71,659	$88,866
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(878)	(1,307)	(2,771)	(4,093)
Unrealized gain / (loss) from changes in fair value of available-for-sale securities(2)	145	(1,365)	198	(4,632)
Comprehensive income	22,933	$28,063	69,086	$80,141
Comprehensive income attributable to noncontrolling interest	(316)	(452)	(1,064)	(1,382)
Comprehensive income attributable to Knight Transportation	$22,617	$27,611	$68,022	$78,759

(1)	Net of current income tax expense of $546, $823, $1,723, and $2,576, respectively.
(2)	Net of deferred income tax expense / (benefit) of $85, $(875), $104, and $(3,024), respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$71,659	$88,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,486	82,728
Gain on sale of equipment	(7,451)	(12,181)
Gain from sale of available-for-sale securities	(4,494)	(6,669)
Gain from sale of Transportation Resource Partners I	-	(122)
Transportaion Resource Partners I impairment	67	-
Income from investment in Transportation Resource Partners III	(177)	(443)
Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors	398	354
Provision for doubtful accounts and notes receivable	594	1,216
Excess tax benefits related to stock-based compensation	(1,107)	(3,064)
Stock-based compensation expense, net	3,126	5,288
Deferred income taxes	4,655	(12,281)

Changes in operating assets and liabilities:
Trade receivables	(133)	7,368
Other current assets	5,707	(906)
Prepaid expenses	649	(6,049)
Income tax receivable	33,122	9,719
Other long-term assets	547	(1,643)
Accounts payable	1,869	(3,021)
Accrued liabilities and claims accrual	(6,354)	7,479

Net cash provided by operating activities	189,163	156,639

Cash Flows From Investing Activities:
Purchases of property and equipment	(126,028)	(166,790)
Proceeds from sale of equipment/assets held for sale	49,972	57,938
Proceeds from notes receivable	1,348	1,442
Change in restricted cash and investments	(19)	(25)
Proceeds from sale of available-for-sale securities	7,403	9,339
Cash payments to Transportation Resource Partners	(21,778)	-
Cash proceeds from Transportation Resource Partners	423	191

Net cash used in investing activities	(88,679)	(97,905)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Financing Activities:
Dividends paid	$(14,753)	$(15,003)
Payments to repurchase company stock	(39,873)	(45,345)
Payments on line of credit borrowings, net	(60,000)	(14,400)
Excess tax benefits related to stock-based compensation	1,107	3,064
Cash distribution to noncontrolling interest holder	(1,091)	(603)
Proceeds from exercise of stock options	9,321	9,190

Net cash used in financing activities	(105,289)	(63,097)

Net decrease in Cash and Cash Equivalents	(4,805)	(4,363)
Cash and Cash Equivalents, beginning of period	8,691	17,066

Cash and Cash Equivalents, end of period	$3,886	$12,703

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$6,436	$8,852
Transfer from property and equipment to assets held for sale	$25,035	$32,800
Financing provided to independent contractors for equipment sold	$1,024	$571
Net dividend accrued for restricted stock units	$69	$137
Cash flow information:
Income taxes paid	$7,238	$52,000
Interest expense paid	$782	$749

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

Note 2. Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Plan in May 2015, all grants of stock-based compensation are made under the 2015 Plan.  Stock-based compensation expense for the three months and nine months ended September 30, 2016, and 2015, are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock compensation expense for options, net of forfeitures	$434	$307	$1,318	$754
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	112	1,380	1,808	4,534
Total stock compensation expense	$546	$1,687	$3,126	$5,288

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of September 30, 2016, we have approximately $3.8 million of unrecognized compensation expense related to unvested options.  This cost is expected to be recognized over a weighted-average period of 1.8 years and a total period of 3.4 years.  We have approximately $8.8 million of unrecognized compensation expense related to restricted stock unit awards, which is anticipated to be recognized over a weighted-average period of 3.4 years and a total period of 6.3 years. We also have approximately $6.0 million of unrecognized compensation cost related to unvested performance awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years and total period of 3.3 years.

A total of 569,480 and 590,141 stock options were granted during the first nine months of 2016 and 2015, respectively. We received approximately $9.3 million in cash from the exercise of stock options during the nine months ended September 30, 2016, compared to $9.2 million for the same period in 2015.

A summary of the option award activity under our equity compensation plans as of September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2015	2,008,872	$21.41
Granted	569,480	24.23
Exercised	(522,613)	17.87
Forfeited	(109,404)	25.02
Outstanding as of September 30, 2016	1,946,335	$23.46

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

A total of 10,222 and 13,950 restricted stock unit awards were granted during the first nine months of 2016 and 2015, respectively. A summary of the restricted stock unit award activity under our equity compensation plans as of September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	879,173	$16.45
Granted	10,222	27.37
Vested	(162,467)	16.66
Forfeited	(24,860)	16.24
Unvested as of September 30, 2016	702,068	$16.57

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

A total of 177,741 and 165,720 PRSUs were granted in the first nine months of 2016 and 2015, respectively. A summary of the performance restricted stock unit award activity under our equity compensation plans for the nine months ended September 30, 2016 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	341,782	$26.46
Granted	177,741	23.89
Shares earned above target	2,516	23.85
Vested	(5,391)	23.85
Cancelled	(8,170)	25.21
Unvested as of September 30, 2016	508,478	$25.60

The number of granted shares, cancelled shares, and unvested shares are included in the table above based on the performance target established at the initial grant date.

The performance measurement period for the awards granted in the nine months ended September 30, 2016, is January 1, 2016 to December 31, 2018. These awards will vest January 31, 2020, or thirteen months following the expiration of the performance period. The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Nine Months Ended September 30,
	2016	2015
Dividend yield (1)	0.99%	0.80%
Expected volatility (2)	27.95%	23.18%
Average peer volatility (2)	34.37%	30.70%
Average peer correlation coefficient (3)	0.60	0.49
Risk-free interest rate (4)	0.89%	0.78%
Expected term (5)	2.84	2.63
Weighted-average fair value of PRSUs granted	$23.89	$29.30

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

Note 3. Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended  September 30, 2016 and 2015, respectively, is as follows (dollars in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding – basic	80,040	81,127	80,284	81,678
Dilutive effect of stock options and unvested restricted stock units	752	878	701	1,036
Weighted-average common shares outstanding – diluted	80,792	82,005	80,985	82,714

Net income attributable to Knight Transportation	$23,350	$30,283	$70,595	$87,484

Basic earnings per share	$0.29	$0.37	$0.88	$1.07
Diluted earnings per share	$0.29	$0.37	$0.87	$1.06

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

The number of anti-dilutive shares are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of anti-dilutive shares	937,040	597,076	1,071,800	322,036

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

In determining our reportable segments, we focus on financial information such as operating revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision maker also uses this information to evaluate segment performance and allocate resources to our operations.

Our segments provide transportation and related services for one another. Such services are billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$228,590	81.5	$242,046	80.6	$672,969	81.2	$722,963	81.0
Logistics Segment	53,643	19.1	62,773	20.9	163,955	19.8	181,339	20.3
Subtotal	282,233		304,819		836,924		904,302
Intersegment Eliminations Trucking	(34)	0.0	(38)	0.0	(106)	0.0	(116)	0.0
Intersegment Eliminations Logistics	(1,669)	(0.6)	(4,659)	(1.5)	(7,882)	(1.0)	(11,961)	(1.3)
Total	$280,530	100%	$300,122	100%	$828,936	100%	$892,225	100%

Operating Income:
Trucking Segment	$34,439	93.2	$42,710	92.0	$105,647	92.9	$122,800	91.4
Logistics Segment	2,495	6.8	3,716	8.0	8,095	7.1	11,548	8.6
Total	$36,934	100%	$46,426	100%	$113,742	100%	$134,348	100%

No segmental asset or liability information is provided as we do not prepare balance sheets by segment, and the chief operating decision maker does not review segment assets or liabilities to make operating decisions.

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

We are self-insured for workers' compensation coverage. On March 31, 2016, the self-retention level was increased from a maximum $500,000 per occurrence to a maximum $1.0 million per occurrence. We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $240,000 per claimant in 2016, and $225,000 per claimant in 2015.

Based on our present knowledge of the facts, and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, and accrued liabilities recorded is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7. Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At September 30, 2016 and December 31, 2015, we had approximately $10.4 million and $17.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 8. Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows (dollars in thousands):

Nine Months Ended September 30, 2016
Goodwill at beginning of period	$47,050
Amortization relating to deferred tax assets	(15)
Goodwill at end of period	$47,035

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years.

Intangible asset balances were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(1,000)	(625)
Intangible assets, net	$2,700	$3,075

Amortization expense associated with these intangible assets was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, and 2015, respectively, and is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.1 million for the remainder of 2016, $0.5 million for each of the years 2017 through 2019, and $0.4 million in 2020 and 2021.

Note 9. Investments and Related Commitments

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. Although no gain or loss was recognized from TRP investment activity in the three or nine month periods in 2016, we recorded impairment of $67,000 for an other-than-temporary loss on the investment in the three months ended September 30, 2016. No impairment was recorded in the three or nine month periods in 2015, but we recognized a net gain of $122,000 from TRP investment activity in the nine months ended September 30, 2015. The carrying value of our investment in TRP was $233,400 at September 30, 2016 and $300,000 at December 31, 2015. Our investment in TRP is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in another partnership managed and operated by the managers and principals of TRP. This partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. In 2015, TRP III released us from $2.1 million of our outstanding commitment. As of September 30, 2016, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. Our investment in TRP III is accounted for using the equity method. For the three months ended September 30, 2016, we recorded income of approximately $32,100, for our investment in TRP III, and $204,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, we recognized income of $177,000, and $443,000, respectively, for TRP III. The carrying value of our investment in TRP III was $5.6 million and $5.8 million as of September 30, 2016 and December 31, 2015, respectively, and is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2015, we committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to TRP IV, and have contributed approximately $2.1 million, leaving an outstanding commitment of approximately $2.8 million as of September 30, 2016. Our investment in TRP IV is accounted for using the cost method, and the balance is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the first quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of September 30, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value at September 30, 2016 was $10.0 million and is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the third quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of September 30, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value at September 30, 2016 was $9.7 million and is included within "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

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

The following table shows the Company’s realized gains during the three and nine month periods ended September 30, 2016 and 2015, on certain securities that were classified as available-for-sale (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains
Sales proceeds	$2,220	$3,151	$7,403	$9,339
Cost of securities sold	796	1,021	2,909	2,670
Realized gain	$1,424	$2,130	$4,494	$6,669

Realized gains, net of taxes	$878	$1,307	$2,771	$4,093

During the third quarter, we disposed of our holdings in available-for-sale equity investments leaving no balance on the accompanying condensed consolidated balance sheet as of September 30, 2016. As of December 31, 2015, our available-for-sale investment balance was approximately $7.1 million, including gross unrealized gains of approximately $4.2 million, or $2.6 million (net of tax), and was included in "Other long-term assets, restricted cash and investments" on the accompanying condensed consolidated balance sheet.

Note 11. Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at September 30, 2016 and December 31, 2015, totaled $18.3 million and $29.3 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We file federal and state income tax returns with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and state tax authorities.  As of  September 30, 2016, cumulative gross unrecognized tax benefits were $0.7 million.  We had no unrecognized tax benefits as of December 31, 2015.  All unrecognized tax benefits, if recognized, would affect the effective tax rate.

With the exception of the unrecognized tax benefits discussed above, we believe that our income tax filing positions and deductions will be sustained upon audit and do not anticipate any adjustments that will result in a material change to our consolidated financial position, results of operations and cash flows.  Our policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense.  No interest or penalties related to unrecognized tax benefits has been recognized as of September 30, 2016 or December 31, 2015, because the Company has not yet received the refunds related to the uncertain tax benefits.  None of the unrecognized tax benefits are expected to reverse in the next 12 months.

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

Under the share repurchase program, we repurchased 0.1 million shares for $3.3 million in the three months ended September 30, 2016, and 1.6 million shares for $39.9 million in the nine months ended September 30, 2016. We repurchased 0.6 million shares for $15.0 million in the three months ended September 30, 2015, and 1.6 million shares for $45.3 million in the nine months ended September 30, 2015. As of September 30, 2016, there were 4.3 million shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	Total	Total	Level One		Level Two		Level Three
	Balance at September 30, 2016	Balance at December 31, 2015	Balance at September 30, 2016	Balance at December 31, 2015	Balance at September 30, 2016	Balance at December 31, 2015	Balance at September 30, 2016	Balance at December 31, 2015
Assets:
Available-for-sale securities:
Equity securities - common shares	-	$7,101	-	$7,101	-	-	-	-
Restricted cash and investments:
Money market funds	$1,261	$1,003	$1,261	$1,003	-	-	-	-
Trading securities:
Debt securities - municipal securities	$2,040	$2,279	-	-	$2,040	$2,279	-	-

Note 15. Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are set forth in the contracts and generally range from 2.0% to 20%.

The notes receivable balances are classified separately between current and long-term on the accompanying condensed consolidated balance sheets.  The current and long-term balance of our notes receivable at September 30, 2016 and December 31, 2015, are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Notes receivable from independent contractors	$1,093	$794
Notes receivable from third parties	2,933	3,546
Gross notes receivable	4,026	4,340
Allowance for doubtful notes receivable	(254)	(273)
Total notes receivable, net of allowance	3,772	4,067

Current portion, net of allowance	574	648
Long-term portion	$3,198	$3,419

Note 16. Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures December 1, 2017. Effective August 8, 2016, we entered into a modification to our line of credit agreement that extends the maturity date to August 1, 2019, and amends our minimum tangible net worth covenant to $500.0 million from $400.0 million. We incur interest on borrowings under the line of credit at the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had $52.0 million outstanding under the line of credit as of September 30, 2016, compared to $112.0 million as of December 31, 2015.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the nine months ended September 30, 2016 was 1.07%.  Borrowings under the line of credit are recorded in the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of September 30, 2016, we also utilized $31.1 million of the line of credit for letters of credit issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  With the outstanding letters of credit and debt borrowed, we have $216.9 million available for future borrowings as of September 30, 2016.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the nine months ended September 30, 2016 was 1.27%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at and for the three and nine months ended September 30, 2016 and for the year ended December 31, 2015.

Note 17. Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for reporting periods beginning after December 15, 2017. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The amendments in these updates will be effective for reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures and have not yet selected a transition method.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, were as follows:

●	Total revenue decreased 6.5%, to $280.5 million from $300.1 million;

●	Revenue, before fuel surcharge, decreased 5.1%, to $256.2 million from $269.9 million;

●	Net income attributable to Knight Transportation decreased 22.9%, to $23.4 million from $30.3 million; and

●	Net earnings attributable to Knight Transportation per diluted share decreased to $0.29 per share from $0.37 per share.

The freight environment remained modest in the third quarter of 2016 compared to the same quarter in the prior year. We continued to experience excess trucking capacity with fewer non-contract opportunities that pressured our revenue per loaded mile as compared to last year. However, we sustained improvement in our asset utilization and experienced more favorable freight conditions as the quarter progressed. Although an environment of surplus trucking capacity continues, we are encouraged by current freight volumes and asset utilization and expect capacity to continue to tighten in the next few quarters as signaled by significantly declining new truck orders, the weak used equipment market, increased bankruptcies, reduction in the driver workforce, broker margin compression, inflationary driver pay and additional regulatory burdens expected to phase in over the coming quarters.

During the third quarter of 2016, our Trucking segment produced a non-GAAP operating ratio of 83.1% compared to 79.8% in the same quarter of 2015, while trucking revenue, excluding trucking fuel surcharge, decreased 3.6% in the quarter year over year.  Please see the reconciliation table below for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Productivity, as measured by average revenue per tractor, before fuel surcharge, decreased 0.8% in the third quarter of 2016 compared to the same quarter of 2015, attributable to a 2.1% decrease in average revenue per loaded mile, and an increase in non-paid empty mile percentage of 30 basis points, partially offset by a 1.6% increase in average miles per tractor.

Our Logistics segment produced an operating ratio of 95.2% in the third quarter of 2016 compared to 93.6% for the same quarter in 2015, with revenue declining 10.6%.  The decrease in revenue is attributable primarily to a decline in non-trucking service revenue in the third quarter of 2016 from the same quarter of 2015, as we exited our agricultural sourcing business in the first quarter of 2016. Revenue from our Brokerage business, the largest component of our Logistics segment, also decreased in the third quarter of 2016 compared to the same quarter of 2015 by 4.5%.  Despite Brokerage revenue decreasing, Brokerage load volume increased 7.0%. The decrease in Brokerage revenue was a result of lower fuel surcharge, a shorter length of haul, and lower non-contract pricing. Brokerage gross margins contracted 140 basis points in the quarter as capacity began to tighten.

In the third quarter of 2016, we returned $8.1 million to our shareholders in the form of quarterly cash dividends and stock repurchases and ended the quarter with $764.6 million of shareholders' equity. In the third quarter of 2016, we generated $55.6 million in cash flow from operations and used $40.7 million for capital expenditures net of equipment sales.

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

The total revenue and operating expenses of our Trucking and Logistics segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers. See the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2015, along with various disclosures in our press releases, shareholder reports, and other filings with the Securities and Exchange Commission.

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

The following table reconciles consolidated GAAP operating ratio to consolidated non-GAAP operating ratio (dollars in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
GAAP Presentation:	$	%	$	%	$	%	$	%
Total revenue	$280,530		$300,122		$828,936		$892,225
Total operating expenses	243,596	86.8	253,696	84.5	715,194	86.3	757,877	84.9
Income from operations	36,934		$46,426		113,742		$134,348

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Non-GAAP Presentation(1):	$	%	$	%	$	%	$	%
Total revenue	$280,530		$300,122		$828,936		$892,225
Less fuel surcharge	(24,287)		(30,192)		(65,252)		(96,458)
Revenue, before fuel surcharge	256,243		269,930		763,684		795,767

Total operating expenses	243,596		253,696		715,194		757,877
Less fuel surcharge	(24,287)		(30,192)		(65,252)		(96,458)
Total operating expenses, net of fuel surcharge	219,309	85.6	223,504	82.8	649,942	85.1	661,419	83.1
Income from operations	36,934		46,426		113,742		134,348

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$228,590	81.5	$242,046	80.6	$672,969	81.2	$722,963	81.0
Logistics Segment	53,643	19.1	62,773	20.9	163,955	19.8	181,339	20.3
Subtotal	282,233		304,819		836,924		904,302
Intersegment Eliminations Trucking	(34)	0.0	(38)	0.0	(106)	0.0	(116)	0.0
Intersegment Eliminations Logistics	(1,669)	(0.6)	(4,659)	(1.5)	(7,882)	(1.0)	(11,961)	(1.3)
Total	$280,530	100%	$300,122	100%	$828,936	100%	$892,225	100%

Operating Income:
Trucking Segment	$34,439	93.2	$42,710	92.0	$105,647	92.9	$122,800	91.4
Logistics Segment	2,495	6.8	3,716	8.0	8,095	7.1	11,548	8.6
Total	$36,934	100%	$46,426	100%	$113,742	100%	$134,348	100%

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

The following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$228,590		$242,046		$672,969		$722,963
Operating expenses	194,151	84.9	199,336	82.4	567,322	84.3	600,163	83.0
Operating income	$34,439		$42,710		$105,647		$122,800

The following table sets forth the non-GAAP operating ratio for our Trucking segment as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$228,590		$242,046		$672,969		$722,963
Less: Trucking fuel surcharge revenue	(24,287)		(30,192)		(65,252)		(96,458)
Less: Intersegment transactions	(34)		(38)		(106)		(116)
Revenue, net of fuel surcharge and intersegment transactions	204,269		211,816		607,711		626,389
Operating expenses	194,151		199,336		567,322		600,163
Less: Trucking fuel surcharge revenue	(24,287)		(30,192)		(65,252)		(96,458)
Less: Intersegment transactions	(34)		(38)		(106)		(116)
Operating expenses, net of fuel surcharge and intersegment transactions	169,830	83.1	169,106	79.8	501,964	82.6	503,589	80.4
Operating income	$34,439		$42,710		$105,647		$122,800

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Average revenue per tractor(1)	$43,501	$43,863	$129,444	$130,398
Average length of haul (miles)	500	505	500	505
Non-paid empty mile percent	12.4%	12.1%	12.4%	11.7%
Average tractors in operation during period	4,696	4,829	4,694	4,804
Average trailers in operation during period	12,325	12,021	12,194	11,668

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment elimination, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,696 tractors in the third quarter of 2016, of which 4,282 were company-owned tractors as of September 30, 2016. The average age of our company-owned tractor fleet was 2.0 years in the quarter ended September 30, 2016.  We also operated an average of 12,325 trailers in the third quarter of 2016, with an average age of 3.9 years.  Our net property, plant, and equipment at September 30, 2016, was $813.2 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $28.0 million in the third quarter of 2016, and approximately $83.4 million in the first nine months of 2016.

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

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$53,643		$62,773		$163,955		$181,339
Operating expenses	51,148	95.3	59,057	94.1	155,860	95.1	169,791	93.6
Operating income	$2,495		$3,716		$8,095		$11,548

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$53,643		$62,773		$163,955		$181,339
Less: Intersegment transactions	(1,669)		(4,659)		(7,882)		(11,961)
Revenue excluding intersegment transactions	51,974		58,114		156,073		169,378
Operating expenses	51,148		59,057		155,860		169,791
Less: Intersegment transactions	(1,669)		(4,659)		(7,882)		(11,961)
Operating expenses excluding intersegment transactions	49,479	95.2	54,398	93.6	147,978	94.8	157,830	93.2
Operating income	$2,495		$3,716		$8,095		$11,548

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

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Combined Brokerage and Intermodal gross margin percent(1)	14.4%	16.0%	16.5%	16.1%

(1)	Gross margin percentage is based on revenue net of intersegment elimination.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.1 million in the third quarter of 2016, and $3.1 million in the first nine months of 2016, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

We are encouraged by the freight volumes and asset utilization we have seen at the end of the third quarter and early part of  the fourth quarter of 2016. Several positive market indicators suggest we can expect a more favorable freight environment and normal seasonal trends through the end of the year. We believe excess capacity will continue to exit the market, as indicated by significantly declining new truck orders, the weak used equipment market, increased bankruptcies, reduction in driver workforce, broker margin compression, inflationary driver pay, and additional regulatory burdens expected to phase in over the coming quarters. Market factors including higher driver wages, lower gain on sale of revenue equipment, less other income, and fewer non-contract opportunities may continue to negatively affect our margins in our Trucking and Logistics segments if capacity is slow to exit the market.  We plan to limit organic fleet expansion until we see meaningful rate improvement and increased customer demand, while focusing on cost control, and allocating expansion capital toward Logistics.

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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		% Change	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		% Change
	$	%	$	%	%	$	%	$	%	%
Trucking revenue	$204,269	72.8%	$211,816	70.6%	(3.6%)	$607,611	73.3%	$626,389	70.2%	(3.0%)
Trucking fuel surcharge revenue	24,287	8.7	30,192	10.1	(19.6)	65,252	7.9	96,458	10.8	(32.4)
Logistics revenue	51,974	18.5	58,114	19.3	(10.6)	156,073	18.8	169,378	19.0	(7.9)
Total revenue	280,530	100.0	300,122	100.0	(6.5)	828,936	100	892,225	100.0	(7.1)

Operating expenses:
Salaries, wages and benefits	82,688	29.5	85,514	28.5	(3.3)	250,732	30.3	249,921	28.0	0.3
Fuel	34,616	12.3	39,795	13.2	(13.0)	94,815	11.4	120,247	13.5	(21.1)
Operations and maintenance	19,781	7.1	20,390	6.8	(3.0)	56,886	6.9	62,065	7.0	(8.3)
Insurance and claims	9,251	3.3	8,149	2.7	13.5	26,330	3.2	25,076	2.8	5.0
Operating taxes and licenses	4,546	1.6	3,373	1.1	(34.8)	14,645	1.7	13,954	1.5	5.0
Communications	976	0.4	849	0.3	15.0	3,224	0.4	3,066	0.3	5.2
Depreciation and amortization	29,129	10.4	28,204	9.4	3.3	86,486	10.4	82,728	9.3	4.5
Purchased transportation(1)	57,069	20.3	62,115	20.7	(8.1)	168,772	20.4	182,279	20.4	(7.4)
Miscellaneous operating expenses	5,540	1.9	5,307	1.8	4.4	13,304	1.6	18,541	2.1	(28.2)
Total operating expenses	243,596	86.8	253,696	84.5	(4.0)	715,194	86.3	757,877	84.9	(5.6)
Operating income	36,934	13.2	46,426	15.5	(20.4)	113,742	13.7	134,348	15.1	(15.3)
Interest income	83	0.0	140	0.0	(40.7)	259	0.0	377	0.0	(31.3)
Interest expense	(182)	(0.1)	(220)	(0.1)	(17.3)	(742)	(0.1)	(714)	(0.1)	3.9
Other income	1,389	0.5	2,335	0.8	(40.5)	4,602	0.6	7,234	0.8	(36.4)
Total other income	1,290	0.4	2,255	0.7	(42.8)	4,119	0.5	6,897	0.7	(40.3)
Income before income taxes	38,224	13.6	48,681	16.2	(21.5)	117,861	14.2	141,245	15.8	(16.6)
Income taxes	14,558	5.2	17,946	6.0	(18.9)	46,202	5.6	52,379	5.9	(11.8)
Net income	$23,666	8.4%	$30,735	10.2%	(23.0%)	$71,659	8.6%	$88,866	9.9%	(19.4%)
Net income attributable to noncontrolling interest	(316)	(0.1)	(452)	(0.1)	(30.1)	(1,064)	(0.1)	(1,382)	(0.1)	(23.0)
Net income attributable to Knight Transportation	$23,350	8.3%	$30,283	10.1%	(22.9%)	$70,595	8.5%	$87,484	9.8%	(19.3%)

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and nine months ended September 30, 2016 and September 30, 2015, is set forth below.

Comparison of Three Months and Nine Months Ended September 30, 2016 to Three and Nine Months Ended September 30, 2015.

Operating Revenue

Total revenue decreased 6.5% and 7.1% for the three months and nine months ended September 30, 2016, respectively, or to $280.5 million from $300.1 million in the three-month period, and to $828.9 million from $892.2 million in the nine-month period compared to the same periods of 2015. During the third quarter and nine-month period of 2016, we operated in a more challenging freight environment when compared to the same periods of 2015. Both our Trucking and Logistics segments experienced a moderate freight market where contract pricing remained depressed and non-contract opportunities were limited, when compared to the prior year periods, which combined with fewer trucks, lower fuel surcharge revenue and less non-trucking services revenue, led to the decline in total revenue.

Trucking revenue decreased 3.6% to $204.3 million for the three months ended September 30, 2016, from $211.8 million for the same three months in 2015, and 3.0% to $607.6 million for the nine months ended September 30, 2016, from $626.4 million for the same nine months in 2015. Tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, decreased 0.8% for the three months ended September 30, 2016, and 0.7% for the nine months ended September 30, 2016, compared to the same periods in 2015. Although average miles per tractor increased 1.6% and 1.7% in the three months and nine months ended September 30, 2016, respectively, compared to the same periods of 2015, these improvements were offset by decreases in average revenue per loaded mile by 2.1% and 1.6%, respectively, and increases in non-paid empty mile percent of 30 and 70 basis points, respectively, in the same three-month and nine-month periods. We plan to limit organic fleet growth and remain focused on improving the productivity of our assets while developing our freight network. If capacity tightens, as we expect, we believe rates will begin to improve. However, any adverse changes in capacity, among other factors, could prevent rate increases and negatively affect existing rates.

Trucking fuel surcharge revenue decreased 19.6% to $24.3 million in the third quarter of 2016, from $30.2 million in the same quarter of 2015, and decreased 32.4% to $65.3 million in the nine months ended September 30, 2016 from $96.5 million in the same nine months in 2015.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment. The U.S. National Average Diesel Fuel Price decreased in the three months and nine months ended September 30, 2016, by 9.4% and 19.6%, respectively, from the same periods of 2015. The decrease in Trucking fuel surcharge revenue is primarily due to the decrease in average fuel prices in both periods.

Logistics revenue decreased 10.6% to $52.0 million in the third quarter of 2016, from $58.1 million in the same quarter of 2015, and decreased 7.9% to $156.1 million in the nine months ended September 30, 2016, from $169.4 million in the nine months ended September 30, 2015. Logistics revenue decreased primarily due to declining revenue from our non-trucking services as we exited our agricultural sourcing business in the first quarter of 2016, and in part due to lower revenue per load as a result of lower fuel surcharge. Revenue in our Brokerage business, which is the largest component of our Logistics segment, decreased in the three months and nine months ended September 30, 2016 compared to the same periods in 2015, however, we continued to see load volume growth in both periods. This load volume growth was offset by a shorter length of haul, and lower non-contract pricing. We achieved this growth by providing more capacity to our customers through our third-party carriers and rail providers.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 29.5% for the three months ended September 30, 2016 and 30.3% for the nine months ended September 30, 2016, compared to 28.5% for the three months ended September 30, 2015 and 28.0% for the nine months ended September 30, 2015. These increases in both the three months and nine months ended September 30, 2016 from the same periods in 2015 were primarily due to the decrease in total revenue, as a result of lower revenue per loaded mile. In addition, driver wages continue to be inflationary due to increases in driver base pay implemented in 2015. We believe that the driver market remains challenging and that several ongoing market factors, including the implementation of stricter regulations, has further reduced the pool of available drivers. We expect that driver pay will continue to be inflationary on a year-over-year basis based on the pay increases that were implemented in 2015. We expect to continue to develop strategies designed to attract and retain safe, high-quality driving associates, including investing in technology and service centers that improve the experience of drivers, and we believe we are well-positioned for further progress developing driving associates in the coming quarters.

Fuel expense, as a percentage of total revenue, decreased to 12.3% for the three months ended September 30, 2016, from 13.2% in same period in 2015, and decreased to 11.4% for the nine months ended September 30, 2016, from 13.5% in the same period of 2015. These decreases were primarily due to the U.S. National Average Diesel Fuel Price decreasing by 9.4% and 19.6% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Our fuel efficiency initiatives and driver training programs continue to contribute to managing this expense. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs.

Operations and maintenance expense, as a percentage of total revenue, increased to 7.1% from 6.8% in the three months ended September 30, 2016, compared to the same period in 2015, and decreased to 6.9% from 7.0% for the nine months ended September 30, 2016, compared to the same period in 2015. Operations and maintenance expense consists of direct operating expense, maintenance, and tire expense.  The increase in the three month period of 2016 is primarily due to the overall decrease in total revenue as a result of a lower rate per mile, combined with an increase in direct operating costs, specifically road expense and driver development and recruiting costs. In both the three month and nine month periods of 2016, our maintenance and tire costs decreased as a percentage of total revenue, before Trucking fuel surcharge, compared to the same periods of 2015 due to improved cost control measures. Direct operating expenses decreased as a percentage of total revenue, before Trucking fuel surcharge in the nine month period of 2016 due to lower operating supply costs and drayage related operating costs. We continue to experience tight driver market conditions and we expect the driver market to remain competitive in the remainder of 2016, which could negatively affect our recruiting costs.

Insurance and claims expense, as a percentage of total revenue, increased to 3.3% in the three months ended September 30, 2016 from 2.7% for the same period in 2015, and increased to 3.2% in the nine months ended September 30, 2016 from 2.8% for the same period in 2015. These increases were partly due to the decreases in total revenue in both periods of 2016 compared to the same periods of 2015, combined with slightly higher premium costs and changes in the severity of claims. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and license expense, as a percentage of total revenue, increased to 1.6% and 1.7% for the three months and nine months ended September 30, 2016, respectively, from 1.1% and 1.5% for the three and nine months ended September 30, 2015, respectively. The increases in the three-month and nine-month periods were due in part to the overall decrease in revenue combined with an adjustment in 2015 to align our Barr-Nunn subsidiary fuel tax reporting with our other Trucking operating units. Decreases in license and registration costs were offset by increases in property tax expenses. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our truck fleet and regional operating facilities.

Communications expense, as a percentage of total revenue, increased slightly to 0.4% in the three months and nine months ended September 30, 2016 from 0.3% in the three months and nine months ended September 30, 2015.  The increases were primarily due to the decrease in total revenue while the cost of these services increased slightly.  Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 10.4% in the three months and nine months ended September 30, 2016 from 9.4% and 9.3% in the three months and nine months ended September 30, 2015, respectively. This fixed cost as a percentage of total revenue was higher for both the three months and nine months ended September 30, 2016, due to a combination of the decrease in fuel surcharge revenue driven by the fall in fuel prices, the decrease in revenue, before fuel surcharge, driven by the decrease in average revenue per tractor in our Trucking segment, and the decrease in revenue from our less asset-intensive Logistics segment. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, before fuel surcharge, increased to 13.7% for the three and nine months ended September 30, 2016, from 12.8% for the same three months of 2015, and from 12.7% for the same nine months of 2015. These increases were in part due to the decrease in average revenue per tractor, rising new equipment prices, and an increase in our tractor to trailer ratio in both the three months and nine months ended September 30, 2016, compared to the same periods in 2015. With the rising equipment prices, and a continuing soft used equipment market, we have extended the expected trade cycle for our tractors which is expected to reduce capital expenditures and restrict higher depreciation and amortization costs in the future. In implementing the extended trade cycle, we have been proactive in managing our preventative maintenance program with a goal of mitigating the additional maintenance cost commonly associated with a slightly older fleet.

Purchased transportation expense, as a percentage of total revenue, decreased to 20.3% for the three months ended September 30, 2016 from 20.7% for the same three months in 2015, and remained flat at 20.4% for the nine months ended September 30, 2016 and 2015. Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-trucking services in our Logistics segment.  Purchased transportation expense expressed as a percentage of total revenue, before fuel surcharge, decreased to 22.3%, and 22.1% in the three and nine months ended September 30, 2016, respectively, from 23.0%, and 22.9%, in the same periods of 2015, respectively. Purchased transportation expense expressed as a percentage of Trucking revenue, before fuel surcharge, for independent contractors in our Trucking segment increased in the three months ended September 30, 2016, and decreased in the nine months ended September 30, 2016, compared to the same periods of 2015. The increase in the three-month period was due to the decreases in revenue per loaded mile. The decrease in the nine-month period was primarily due to the decrease in fuel prices as purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. Purchased transportation expense decreased as expected with the decrease in revenue in our Logistics segment, but this decrease was hindered in the nine months ended September 30, 2016 by increased costs associated with exiting our agriculture sourcing business in the first quarter of 2016. We expect purchased transportation will increase as a percentage of total revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, increased slightly to 1.9% for the three months ended September 30, 2016, from 1.8% for the same three months during 2015, and decreased to 1.6% for the nine months ended September 30, 2016, from 2.1% for the same nine months in 2015. The decrease in the nine month period was primarily due to the infrequent expense recorded in the second quarter of 2015 of $7.2 million pretax ($4.4 million after tax) relating to settlement costs for two class action lawsuits involving employment-related claims in California and Oregon. Excluding this infrequent expense, and excluding the effect of the decrease in the fuel surcharge component of total revenue, miscellaneous operating expenses increased in both the three months and Nine Months Ended September 30, 2016, compared to the same periods in 2015 due to lower gains from the sale of used equipment that offset miscellaneous operating expenses. Gains from the sale of used equipment decreased to $1.6 million for the three months ended September 30, 2016, from $2.3 million for the same three months in 2015, and decreased to $7.5 million for the nine months ended September 30, 2016, from $12.2 million for the same nine months in 2015. The used equipment market continues to be weak but if it begins to tighten in the coming quarters, it will help offset other miscellaneous operating expenses.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) increased to 86.8% for the third quarter of 2016, compared to 84.5% for the same quarter in 2015, and increased to 86.3% for the nine months ended September 30, 2016 from 84.9% for the same nine months in 2015.  Our non-GAAP operating ratio based upon total operating expenses, net of fuel surcharge, as a percentage of total revenue, before fuel surcharge, was 85.6% for the third quarter of 2016, compared to 82.8% for the same quarter of 2015, and 85.1% for the nine months ended September 30, 2016, compared to 83.1% for the same nine months in 2015.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the $7.2 million infrequent expense related to settlement costs for two class action lawsuits, our non-GAAP consolidated operating ratio was 82.2% for the nine months ended September 30, 2015.

While interest income remained constant as a percentage of total revenue in the three months and nine months ended September 30, 2016 and 2015, interest expense decreased in the third quarter ended September 30, 2016 as we continued to pay down borrowings on our line of credit. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million. Our debt balance decreased by $60.0 million during the nine months ended September 30, 2016, to $52.0 million from $112.0 million at December 31, 2015.

As a percentage of total revenue, other income decreased to 0.5% for the three months ended September 30, 2016, from 0.8% for the same three months in 2015, and decreased to 0.6% for the nine months ended September 30, 2016, from 0.8% for the same nine months in 2015. These decreases were primarily due to investment activity and realized gains on sale of available-for-sale securities.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 38.4% for the three months ended September 30, 2016, and 37.2% for the same three months in 2015, while our effective tax rate was 39.6% for the nine months ended September 30, 2016, and 37.5% for the same nine months in 2015.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation decreased to 8.3% for the three months ended September 30, 2016, and decreased to 8.5% for the nine months ended September 30, 2015, compared to 10.1% and 9.8% in the same periods of 2015, respectively.

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

Net cash provided by operating activities was $189.2 million for the nine months ended September 30, 2016, compared to $156.6 million provided during the same period in 2015. The increase in the 2016 period is primarily due to changes in operating assets and liabilities, and deferred taxes, partially offset by decreased net income in the 2016 period as compared to the 2015 period.

Net cash used in investing activities was $88.7 million for the nine months ended September 30, 2016, compared to net cash used of $97.9 million for the same period in 2015. Capital expenditures for the purchase of revenue equipment, office equipment, and land and leasehold improvements, net of equipment sales, was $76.1 million for the nine months ended September 30, 2016, compared to $108.9 million for the same period in 2015. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $10.0 million to $25.0 million for the remainder of 2016.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment for replacement purposes and not fleet growth.

Net cash used in financing activities was $105.3 million for the nine months ended September 30, 2016, compared to $63.1 million for the same period in 2015.  Net cash payments towards line of credit borrowings were $60.0 million for the nine months ended September 30, 2016, compared to $14.4 million in the same period of 2015. We repurchased approximately 1.6 million shares of our common stock for $39.9 million in the nine months ended September 30, 2016, compared to 1.6 million shares of our common stock for $45.3 million in the same period of 2015. We also paid $14.8 million for dividends in the nine months ended September 30, 2016, and $15.0 million in the same period of 2015.  Proceeds from exercises of stock options were $9.3 million in the nine months ended September 30, 2016, compared to $9.2 million in the same period of 2015. We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million. The aggregate amount outstanding under our line of credit was $52.0 million as of September 30, 2016, compared to $112.0 million as of December 31, 2015. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  The issued but unused letters of credit totaled $31.1 million as of September 30, 2016, and $27.4 million as of December 31, 2015.  Combining the amounts borrowed and letters of credit issued, we had $216.9 million available at September 30, 2016, for future borrowing under our existing line of credit, compared to $160.6 million as of December 31, 2015.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of September 30, 2016, and December 31, 2015.

Effective August 8, 2016, we entered into a modification to our line of credit agreement that extends the maturity date to August 1, 2019, and amends our minimum tangible net worth covenant to $500.0 million from $400.0 million. The foregoing description of the modification is qualified in its entirety by reference to the full text of the modification, a copy of which is filed as an exhibit hereto.

As of September 30, 2016, our cash and cash equivalents totaled approximately $3.9 million compared to $8.7 million as of December 31, 2015.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in the accompanying condensed consolidated statements of income, and totaled $1.3 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with Brokerage and Intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in our 2015 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of  September 30, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1-31, 2016
Common Stock Repurchase Program (1)	-	-	-	4,364,045
Other Transactions (2)	-	-	-	-
August 1-31, 2016
Common Stock Repurchase Program (1)	77,044	$28.21	77,044	4,287,001
Other Transactions (2)	2,728	$28.10	-	-
September 1-30, 2016
Common Stock Repurchase Program (1)	40,000	$28.33	40,000	4,247,001
Other Transactions (2)	-	-	-	-
Total	119,772	$28.25	117,044	4,247,001

(1)
In 2011, our Board of Directors unanimously authorized the repurchase of up to 10.0 million shares of our common stock.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.  See Note 13 to the Condensed Consolidated Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information with respect to our share repurchases.

(2)
Other Transactions include restricted shares of our common stock withheld and used to offset tax withholding obligations that occurred upon vesting and release of restricted shares. The withholding of shares was permitted under the applicable award agreement and was not part of any stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit No.		Description
Exhibit 3		Articles of Incorporation and Bylaws
	(3.1)	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 20, 2007.)
	(3.2)	2016 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended June 30, 2016.)
Exhibit 10		Material Contracts
	(10.1)*	Third Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 2, 2016.
	(10.2)*	Fourth Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated August 8, 2016.
Exhibit 31		Section 302 Certifications
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

KNIGHT TRANSPORTATION, INC.

Date: November 9, 2016	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: November 9, 2016	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant