Form 10-K
period 2016-12-31
KNIGHT TRANSPORTATION INC
filed 2017-03-01
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.9 billion (based upon $26.58 per share closing price on that date as reported by the New York Stock Exchange).  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers and directors, and no other persons, are affiliates.

The number of shares outstanding of the registrant's common stock as of February 24, 2017 was 80,323,565.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant's Notice and Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on May 11, 2017 have been incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.          Business

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Annual Report, statements relating to the ability of our infrastructure to support future growth, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic trends, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates,  future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth below.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, shareholder reports, and other filings with the United States Securities and Exchange Commission (“SEC”).

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

General

We are a provider of multiple full truckload transportation and logistics services, which generally involve the movement of full trailer or container loads of freight from origin to destination for a single customer.  We are one of North America's largest truckload transportation providers.  We provide significant capacity and a broad range of truckload and logistics services through our nationwide network of service centers, one of the country's largest truckload tractor fleets, and our contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services for customers. Historically, we have grown through a combination of organic growth and acquisitions, including through the creation of Kold Trans, LLC (“Kold Trans”), and the acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”) in the fourth quarter of 2014, which has enhanced our business and service offerings with additional service centers and increased our driving associates, tractor fleet and capacity. Through our multiple service offerings, capabilities, and transportation modes, we are able to transport, or arrange for the transportation of, general commodities for our diversified customer base throughout the contiguous United States and parts of Canada and Mexico using state-of-the-art equipment, information technology, and qualified driving associates and non-driver employees.  We are committed to providing our customers with a wide range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers across multiple service offerings and transportation modes.  Our overall objective is to provide truckload and logistics services that, when combined, lead the industry for margin and growth, while providing efficient and cost-effective solutions for our customers.

We have two reportable segments: (i) Trucking and (ii) Logistics.  Financial information regarding these two segments is provided in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Trucking segment is comprised of three operating units:  (i) dry van truckload ("Dry Van"), (ii) temperature-controlled truckload ("Refrigerated"), and (iii) drayage services ("Drayage").  We were founded as a provider of dry van truckload services, and in 2004, we took the first step towards our strategy of providing customers with a diversified range of truckload solutions with the creation of Knight Refrigerated, LLC, which provides our refrigerated services.  In 2008, we further enhanced our services by creating Knight Port Services, LLC, which provides drayage services between ocean ports, rail ramps, and shipping docks. In 2014, we grew our asset-based refrigerated offerings through Kold Trans, and we strengthened our dry van and expedited services through the acquisition of Barr-Nunn. We operate a large, modern tractor fleet supplemented with independent contractors to provide various asset-based solutions, including multiple stop pick-ups and deliveries, dedicated equipment and personnel, on-time expedited pick-ups and deliveries, specialized driver training, and other truckload services.

Our Logistics segment consists of two primary operating units:  (i) freight brokerage services ("Brokerage") and (ii) rail intermodal ("Intermodal"). We also provide logistics, freight management and other non-Trucking services to our customers through our Logistics business. In 2005, we established Knight Logistics, LLC (formerly known as Knight Brokerage, LLC), which develops contractual relationships with thousands of third-party capacity providers who provide their equipment and services to transport customer freight.  In 2010, we advanced our objective of growing our services with the addition of our Intermodal services.  Our Logistics offerings meet our customers' transportation needs by providing a diverse range of shipping alternatives from our network of third-party capacity providers and our rail providers. We believe that the diversified customer offerings of our Trucking and Logistics segments strategically position us for growth with existing and new truckload and logistics customers.

Our headquarters and service center support is located in Phoenix, Arizona.

Operations

Our Trucking operating strategy is to gain truckload market share by leveraging our service offerings provided through our service center network, developing and enhancing customer relationships, and improving asset productivity through enhanced technology and market knowledge, while maintaining an extreme focus on cost.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for our customers.  This operating strategy allows us to service the large amount of truckload freight transported in regional markets.  Our service centers enable us to better serve our customers and to work more closely with our driving associates.  We operate a modern fleet to appeal to drivers and customers, reduce maintenance expenses and downtime, and enhance our operating efficiencies.  We employ technology in both our Trucking and Logistics segments to assist us in controlling operating costs and enhancing revenue.  Our Logistics operating strategy is to match the shipping needs of our customers with the capacity provided by our network of third-party carriers and our rail providers.  Our goal is to increase our market presence, both in existing operating regions and in other areas where we believe the freight environment meets our operating strategy, while seeking to achieve industry-leading operating margins and returns on investment.

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

Operating Efficiencies.  We were founded on a philosophy of maintaining operating efficiencies and controlling costs.  We operate modern tractors and trailers in order to obtain operating efficiencies and attract and retain driving associates.  A generally compatible fleet of tractors and trailers simplifies our maintenance procedures and reduces parts, supplies, and maintenance costs.  We regulate vehicle speed in order to maximize fuel efficiency, reduce wear and tear, and enhance safety.  We continue to update our fleet with more fuel-efficient post-2014 U.S. Environmental Protection Agency ("EPA") emission compliant engines, install aerodynamic devices on our tractors, and equip our trailers with trailer blades, which have led to meaningful improvements in fuel efficiency.  Our Logistics segment focuses on effectively optimizing and meeting the transportation and logistics requirements of our customers and providing customers with various sources and modes of transportation capacity across our nationwide service network. We invest in technology that enhances our ability to optimize our freight opportunities while maintaining a low cost per transaction.

Customer Service.  We strive to provide superior, on-time service at a meaningful value to our customers and seek to establish ourselves as a preferred truckload and logistics provider for our customers.  We provide truckload capacity for customers in high-density lanes, where we can provide them with a high level of service, as well as flexible and customized logistics services on a nationwide basis.  Our Trucking services include Dry Van, Refrigerated, and Drayage, which also include dedicated truckload services, customized according to customer needs.  Our Logistics services include Brokerage, Intermodal, and certain logistics, freight management, and non-Trucking services, which provide various shipping alternatives and transportation modes for customers by utilizing our expansive network of third-party capacity providers and rail partners.  We price our Trucking and Logistics services commensurately with the level of service our customers require and market conditions.  By providing customers a high level of service, we believe we avoid competing solely based on price.

Using Technology that Enhances Our Business.  We purchase and deploy technology that we believe will allow us to operate more safely, securely, and efficiently.  All of our company-owned tractors are equipped with in-cab communication devices that enable us to communicate with our drivers, obtain load position updates, manage our fleets, and provide our customers with freight visibility, as well as with electronic logging devices that automatically record our drivers' hours-of-service.  The majority of our trailers are equipped with trailer-tracking technology that allows us to better manage our trailers.  We have purchased and developed software for our Logistics businesses that provides greater visibility of the capacity of our third-party providers and enhances our ability to provide our customers with solutions that offer a superior level of service.  We have automated many of our back-office functions, and we continue to invest in technology that allows us to better serve our customers and improve overall efficiency.

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

Improving asset productivity.  We focus on improving the revenue generated from our tractors and trailers without compromising safety.  We anticipate that we can accomplish this objective through increased miles driven and an increased rate per mile.

Acquiring and growing opportunistically.  We regularly evaluate acquisition and other development and growth opportunities.  Since 1999, we have acquired five short-to-medium haul truckload carriers, including the acquisition of Barr-Nunn during 2014.  These acquisitions have involved the purchase of all outstanding stock, or the purchase of substantially all of the trucking assets, of such carriers.  We are actively looking for acquisition and other opportunities that could favorably contribute to Trucking and Logistics development and growth.

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

Diversifying our service offerings. We are committed to providing our customers a broad and growing range of truckload and logistics services and continue to invest considerable resources toward developing a range of solutions for our customers.  We believe that these offerings contribute meaningfully to our results and reflect our strategy to bring complementary services to our customers to assist them with their supply chain needs.  We plan to continue to leverage our nationwide footprint and expertise to add value to our customers through our diversified service offerings.

We believe we have the service center network, systems capability, and management capacity to support substantial growth.  We have established a geographically diverse network that can support a substantial increase in freight volumes, organic or acquired.  Our network and business lines afford us the ability to provide multiple Trucking and Logistics solutions for our customers, and we maintain the flexibility within our network to adapt to freight market conditions.  We believe our unique mix of regional management, together with our consistent efforts to centralize certain business functions to achieve collective economies of scale, allow us to develop future company leaders with relevant operating and industry experience, minimize the potential diseconomies of scale that can come with growth in size, take advantage of regional knowledge concerning capacity and customer shipping needs, and manage our overall business with a high level of performance accountability.

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

Our Trucking and Logistics sales and marketing leaders are members of our senior management team, who are assisted by other sales professionals in each segment.  Our sales team emphasizes our industry-leading service, superior safety record, environmental leadership, and our ability to accommodate a variety of customer needs, provide consistent capacity, and financial strength and stability.

We strive to maintain a diversified customer base.  For the year ended December 31, 2016, our top 25 customers among our Trucking and Logistics segments represented approximately 46.5% of revenue; our top 10 customers represented approximately 30.3% of revenue; and our top 5 customers represented approximately 20.5% of revenue.  No single customer represented more than 6.5% of revenue in 2016.

To be responsive to the needs of our customers and driving associates, we offer dedicated truckload services under our Trucking segment, in which we assign particular drivers and revenue equipment to prescribed routes.  This provides individual customers with a guaranteed source of capacity, and allows our driving associates to have more predictable schedules and routes.  Our dedicated tractor fleet services may provide a significant part of a customer's transportation requirements.  Under our dedicated transportation services, we provide drivers, equipment, maintenance, and, in some instances, transportation management services that supplement the customer's in-house transportation department.

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

Drivers, Other Employees, and Independent Contractors

As of December 31, 2016, we had 5,971 total employees, of which 4,738 were company drivers.  None of our employees are subject to a union contract or other collective bargaining unit.

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

We also maintain an independent contractor program.  Because independent contractors provide their own tractors and drivers and are responsible for their own operating expenses, the independent contractor program provides us with an alternate method of obtaining additional truckload capacity.  We intend to continue our use of independent contractors, but competition for independent contractors is intense.  As of December 31, 2016, we had 448 contracts with independent contractors.  Independent contractors contract with us to provide the tractor and driver to service the load offered to them.  We pay independent contractors a fixed rate and a fuel protection based on a predetermined number of loaded and empty miles, fuel prices, and other factors.  We offer tractor maintenance services to our independent contractors, although they are financially responsible for the costs and pay for their own fuel.  We provide trailers for each independent contractor.  In certain instances, we provide financing to independent contractors to assist them to purchase revenue equipment.  As of December 31, 2016, outstanding loans to independent contractors totaled in the aggregate approximately $1.0 million.

Revenue Equipment

In 2016, we operated an average of 4,286 company-owned tractors with an average age of 1.9 years.  We also had under contract 448 tractors owned and operated by independent contractors as of December 31, 2016.  We also operated an average of 12,288 trailers in 2016.  Growth of our tractor and trailer fleet is determined by market conditions and our experience and expectations regarding equipment utilization.  In acquiring revenue equipment, we consider a number of factors, including economy, price, rate, economic environment, technology, warranty terms, manufacturer support, driver comfort, and resale value.  We maintain strong relationships with our equipment vendors and the financial flexibility to react as market conditions dictate.

We have adopted an equipment configuration that meets a wide variety of customer needs and facilitates customer requirements.  We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment.  We perform routine servicing and maintenance of our equipment at most of our service centers, and we routinely inspect our equipment and that of our independent contractors to determine and monitor compliance with the United States Department of Transportation (“DOT”) requirements.  Our current policy is to replace our tractors between 48 months and 60 months after purchase and to replace our trailers over a five- to ten-year period. Changes in the current market for used tractors and trailers, regulatory changes, and difficult market conditions faced by tractor and trailer manufacturers, may result in price increases that may affect the period of time for which we operate our equipment.

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

We require prospective drivers to meet higher qualification standards than those required by the DOT. The DOT requires drivers to obtain commercial drivers' licenses and requires that we perform drug and alcohol testing that meets DOT regulations. Our program includes pre-employment, random, and post-accident drug testing and all other testing required by the DOT as well as additional Company required testing. We are authorized by the DOT to haul hazardous materials. We require any driver who transports hazardous materials to have the proper endorsement and to be regularly trained as prescribed by DOT regulations.

The primary claims arising in our business consist of auto liability, including personal injury, property damage, physical damage, and cargo loss. We are insured against auto liability claims under a self-insured retention ("SIR") policy.  For the policy periods from March 1, 2015 to March 1, 2016, and from March 1, 2016 to March 1, 2017, our SIR is $2.5 million with no additional responsibility for "aggregate" losses.  We regularly review insurance limits and retentions. We have secured excess liability coverage up to $130.0 million per occurrence.  We also carry a $2.5 million aggregate deductible for any loss or losses that rise to the excess coverage layer.

We are self-insured for workers' compensation claims up to a maximum limit of $1.0 million per occurrence.  We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $225,000 per claimant for 2015, $240,000 per claimant for 2016 and 2017.

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

The freight environment was more challenging in 2016 compared to 2015 and modestly improved as the year progressed.  We attribute the change to excess trucking capacity in the markets we serve, and fewer non-contract opportunities that pressured our revenue per loaded mile. However, we sustained improvement in our asset utilization and experienced more favorable freight conditions toward the end of the year. In this environment, we diligently focused our efforts on cost control and continued to seek operational efficiencies while providing industry-leading service.

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

In December 2014, the 2015 Omnibus Appropriations bill was signed into law.  Among other things, the legislation provided temporary relief from the 2011 Restart Restrictions while the FMCSA conducted a study to determine whether such restrictions had a positive result on driver safety (the “Study”), and essentially reverted to the more straightforward 34-hour restart rule that was in effect before the 2011 Rule became effective.  In December 2016, a short-term funding bill was signed into law that directly ties the reinstatement of the 2011 Restart Restrictions to the outcome of the Study, and requires the Study to demonstrate that the 2011 Restart Restrictions offer a “statistically significant improvement” in safety related matters in order for the 2011 Restart Restrictions to be reinstated.

There are two methods of evaluating the safety and fitness of carriers.  The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating under this method, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating.  In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology.  Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional,” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned.  Moreover, the proposed rules would use roadside inspection data, in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis.  Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review.  The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers expressed their disagreement with the proposed rule, arguing that it violates the requirements of the FAST Act and that the FMCSA must first finalize its review of the CSA scoring system, described in further detail below. Based on this feedback, in January 2017, the FMCSA determined that a Supplemental Notice of Proposed Rulemaking outlining certain changes to the proposed rule would be released in the future. Therefore, it is uncertain if, when, or under what form this proposed rule could take effect. However, if this rule or a similar rule was adopted, and we were to receive a rating of "unfit," it could materially adversely affect our operations.

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

In 2011, the FMCSA issued new rules that would require nearly all carriers, including us, to install and use electronic on-board recording devices (“EOBRs,” now referred to as electronic logging devices, or “ELDs”) in their tractors to electronically monitor truck miles and enforce hours-of-service.  These rules, however, were vacated by the Seventh Circuit Court of Appeals in August 2011. In response, Congress passed legislation in July 2012 renewing the mandate, subject to new regulations to be promulgated by the DOT. Pursuant to its rulemaking authority, the FMCSA published a new final rule in December 2015 which requires the use of ELDs by nearly all carriers by December 2017 (the "2015 ELD Rule"). We have proactively installed ELDs on 100% of our tractor fleet, so we don’t believe the 2015 ELD Rule will impact our operations or profitability or our use of ELDs. Furthermore, we believe that more effective hours-of-service enforcement after the 2015 ELD Rule takes effect may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016.  Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requires motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements.  Motor Carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have unresolved violations of federal drug and alcohol testing regulations.

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty trucks to restrict maximum speeds, which was proposed in 2016 but has not yet been made final, and (ii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazmat endorsement, which was made final in December 2016, with a compliance date in February 2020. The effect of these rules could result in a decrease in fleet production and driver availability, either of which could adversely affect our business or operations.

Tax and other regulatory authorities have in the past sought to assert that independent contractor drivers in the trucking industry are employees rather than independent contractors.  Federal legislators continue to introduce legislation concerning the classification of independent contractors as employees, including legislation that proposes to increase the tax and labor penalties against employers who intentionally or unintentionally misclassify employees as independent contractors and are found to have violated employees' overtime or wage requirements.  Additionally, federal legislators have sought to (i) abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, (ii) extend the Fair Labor Standards Act to independent contractors, and (iii) impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states have adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and we believe a reclassification of independent contractor drivers as employees would help states with this initiative.  Federal and state taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractors were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, which could potentially include prior periods, as well as potential liability for employee benefits and tax withholdings.  We currently observe and monitor our compliance with current related and applicable laws and regulations, but we cannot predict whether laws and regulations adopted in the future regarding the classification of our independent contractor drivers will adversely affect our business or operations.

In May 2010, an executive memorandum was executed directing the National Highway Traffic Safety Administration ("NHTSA") and EPA to develop new, stricter fuel efficiency standards for heavy tractors.  In August 2011, the NHTSA and EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, which include tractor-trailers (the “Phase 1 Standards”).  The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled.  In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty trucks and trailers (the “Phase 2 Standards”).  In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our operating results and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.

The California Air Resources Board ("CARB") also adopted emission control regulations that will apply to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California.  The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies.  Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment.  In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010.  In addition, in February 2017 CARB proposed California Phase 2 standards that generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from the Trump administration.  We will continue monitoring our compliance with the CARB regulations.  Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals.  Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California, and could impair equipment productivity and increase our operating expenses.  These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise adversely affect our business or operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle.  These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter our drivers' behavior, which could result in a decrease in productivity, or increase in driver turnover.

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle, and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act of 2011 (the "FSMA").  This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices, and (iv) maintenance and retention of records of written procedures, agreements, and training related to the foregoing items.  These requirements will take effect for larger carriers such as us in April 2017 and are applicable when we perform as a carrier or as a broker.  We believe that our current food shipping practices generally align with the carrier requirements under the rules and the company will be fully compliant with the rules prior to April 2017. If we are found to be in violation of applicable laws or regulations related to the FSMA, we could be subject to substantial fines, penalties and/or criminal liability, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The regulatory environment has recently changed under the administration of President Trump.  In January 2017, the President’s office issued a temporary moratorium on proposed and recently published regulations, which will delay the effectiveness of such regulations for at least 60 days.  Additionally, in January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year.  The impact of these actions by the Trump administration may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing or proposed regulations.

For further discussion regarding laws and regulations, refer to the "Risk Factors" section under Item 1A of Part I of this Annual Report.

Seasonality

In the transportation industry, results of operations generally follow a seasonal pattern.  Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather impeding operations. At the same time, operating expenses generally increase, and the tractor productivity of our fleet, independent contractors, and third-party carriers decreases during the winter months because of decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather.  During this period, the profitability of our Trucking operations is generally lower than during other parts of the year. Additionally, we have seen surges between Thanksgiving and Christmas resulting from holiday shopping trends toward delivery of gifts purchased over the internet, as well as the impact of shorter holiday seasons.

Acquisitions, Investments, and Dispositions

We regularly examine investment opportunities in areas related to our businesses.  Our investment strategy is to invest in businesses that will strengthen our overall position in the transportation industry, minimize our exposure to start-up risk, and provide us with an opportunity to realize a substantial return on our investment.  Since 1999, we have acquired all of the outstanding stock of five short-to-medium haul truckload carriers, or have acquired substantially all of the trucking assets of such carriers, including: (i) Granger, Iowa-based Barr-Nunn, acquired in 2014; (ii) Phoenix, Arizona-based Roads West Transportation, Inc., acquired in 2006; (iii) Idaho Falls, Idaho-based Edwards Bros., Inc., acquired in 2005; (iv) Gulfport, Mississippi-based John Fayard Fast Freight, Inc., acquired in 2000; and (v) Corsicana, Texas-based Action Delivery Service, Inc., acquired in 1999.  We have not conducted any acquisitions through our Logistics segment.  Although most of our growth has been internal, we continue to evaluate acquisition and other opportunities that contribute to Trucking and Logistics development and growth.

In 2003, we signed a partnership agreement with Transportation Resource Partners, LP (“TRP”), a company that makes privately negotiated equity investments.  Pursuant to the original partnership agreement, we committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, we increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as our level of influence over the operations of TRP is minor, and no contributions have been made to TRP since 2011.  We did not record any gains or distributions in 2016, while we recorded gains from distributions totaling $208,000 in 2015. In 2014, we received distributions of $2.1 million of which $0.5 million was a return of capital, and $1.6 million was recorded as a gain. The gains are recognized in the year distributions are received. We also recorded impairment of $86,000, $177,000, and $1.0 million in 2016, 2015, and 2014, respectively, for other-than-temporary loss on the investments remaining within the TRP portfolio. Our ownership interest in TRP is approximately 2.3%, with a carrying value of $214,000 and $300,000 at December 31, 2016 and 2015, respectively.

In 2008, we committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, Transportation Resource Partners III, LP (“TRP III”), focuses on the same investment opportunities as TRP. In 2015, based on an analysis of expected future fund activity, TRP III released investors from a portion of their outstanding commitment. Our share of the commitment release was $2.1 million. As of December 31, 2016, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. The investment in TRP III is accounted for using the equity method. We have recorded income of approximately $533,000, $422,000, and $6.1 million for our investment in TRP III for years ended December 31, 2016, 2015, and 2014, respectively. In 2016, we received distributions totaling $496,000 from TRP III for the sale of TRP III portfolio companies. At December 31, 2016, the investment balance in TRP III was $5.9 million, compared to $5.8 million at December 31, 2015.  Our ownership interest was approximately 6.1% as at December 31, 2016.

In 2015, we committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to invest a total of $4.9 million to TRP IV, out of approximately $116.1 million total, for a 4.2% ownership interest and have contributed approximately $2.0 million, leaving an outstanding commitment of approximately $2.9 million as of December 31, 2016. Contributions to TRP IV are accounted for using the cost method. No gains or distributions were recorded during 2016.

In the first quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of December 31, 2016. The investment in TRP Coinvestment is accounted for using the equity method, and the carrying value at December 31, 2016 was $10.0 million.

In the third quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of December 31, 2016. The investment in TRP Coinvestment QLS is accounted for using the equity method, and the carrying value at December 31, 2016 was $9.7 million.

In 2010, we partnered with an unrelated investor for the purpose of sourcing commercial vehicle parts. We contributed $26,000 to acquire 52% ownership of this entity. In accordance with Accounting Standards Codification (“ASC”) 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the condensed consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

In 2014, we formed Kold Trans (formerly Kool Trans, LLC) for the purpose of expanding our refrigerated trucking business. We are entitled to 80% of the profits of the entity and have effective control over the management of the entity. In accordance with Accounting Standards Codification (“ASC”) 810-10-15-8, Consolidation, we consolidate the financial activities of this entity into the consolidated financial statements. The noncontrolling interest for this entity is presented as a separate component of the consolidated financial statements.

We also invest in marketable equity and debt securities, which are stated at fair value and are included in the "Other long-term assets and restricted cash and other investments" item of the consolidated balance sheets.  During 2016, we disposed of our holdings in available-for-sale equity investments leaving no balance on the consolidated balance sheet as of December 31, 2016. Our trading debt securities balance was approximately $1.9 million at December 31, 2016.

Other Information

We were incorporated in 1989, and our headquarters are located at 20002 North 19th Avenue, Phoenix, Arizona, 85027.  This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, can be obtained free of charge by visiting our website at www.knighttrans.com.  Information contained on our website is not incorporated into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this report.

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

Our business is subject to general economic, credit, business, and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a materially adverse effect on our results of operations.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  We believe that some of the most significant of these factors include (i) excess tractor and trailer capacity in the trucking industry in comparison with shipping demand; (ii) declines in the resale value of used equipment; (iii) strikes, work stoppages, or work slowdowns at our facilities or at customer, port, border crossing, or other shipping-related facilities; (iv) increases in interest rates, fuel, taxes, tolls, and license and registration fees; and (v) rising costs of healthcare.

We are also affected by (i) recessionary economic cycles, such as the period from 2007 through 2009 and the 2016 freight environment, which was characterized by weak demand and downward pressure on rates; (ii) changes in customers’ inventory levels and in the availability of funding for their working capital; (iii) changes in the way our customers choose to source or utilize our services; and (iv) downturns in our customers’ business cycles. Economic conditions may adversely affect our customers and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts.

Economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened, such as the period from 2007 through 2009. Some of the principal risks during such times, which risks we have experienced during prior recessionary periods, are as follows:

●	we may experience a reduction in overall freight levels, which may impair our asset utilization;

●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers' freight demand;

●
customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

●	we may be forced to accept more freight from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads; and

●	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure credit financing on satisfactory terms, or at all.

We also are subject to potential increases in various costs and other events that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently.  Such cost increases include, but are not limited to, fuel and energy prices, driver and office employee wages, purchased transportation costs, taxes and interest rates, tolls, license and registration fees, insurance premiums and claims, revenue equipment and related maintenance costs, tires and other components, and healthcare and other benefits for our employees.  We could be affected by strikes or other work stoppages at our service centers or at customer, port, border, or other shipping locations. Further, we may not be able to appropriately adjust our costs and staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.

Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our operating revenues and profitability, and result in higher operating costs. In addition, declines in the resale value of revenue equipment can also affect our profitability and cash flows. From time-to-time, various U.S. federal, state, or local taxes are also increased, including taxes on fuels.  We cannot predict whether, or in what form, any such increase applicable to us will be enacted, but such an increase could adversely affect our results of operations and profitability.

In addition, we cannot predict future economic conditions, fuel price fluctuations, or how consumer confidence could be affected by actual or threatened armed conflicts or terrorist attacks, government efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements.  Enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

Our growth may not continue at historical rates and we may not be successful in sustaining or improving our profitability.

We have historically experienced significant growth in revenue and profits since the inception of our business in 1990.  In recent years, our Logistics segment has experienced considerable growth and accounted for 19.5% of our total revenue in 2016, whereas our Trucking segment growth has slowed.  There can be no assurance that in the future, our business will grow substantially or without volatility, nor can we assure you that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth.  Furthermore, there can be no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic conditions or that we will be able to sustain or improve our profitability in the future.

In addition to our service centers in Phoenix, Arizona, we have established service centers throughout the United States in order to serve markets in various regions.  These regional operations require the commitment of additional personnel and revenue equipment, as well as management resources, for future development.  Should the growth in our regional operations stagnate or decline, our results of operations could be adversely affected.  As we continue to expand, it may become more difficult to identify large cities that can support a service center, and we may expand into smaller cities where there is insufficient economic activity, fewer opportunities for growth, and fewer drivers and non-driver personnel to support the service center.  We may encounter operating conditions in these new markets, as well as our current markets, that differ substantially from our current operations, and customer relationships and appropriate freight rates in new markets could be challenging to attain.  We may not be able to duplicate our regional operating strategy successfully throughout, or possibly outside of, the United States, and establishing service centers and operations in new markets could require more time or resources, or a more substantial financial commitment than anticipated.

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

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims, as well as employee health insurance, which could increase the volatility of, and decrease the amount of, our earnings, and could have a materially adverse effect on our results of operations.  We are also responsible for our legal expenses relating to such claims.  We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts in which we self-insure.  Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits.  If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured amounts.  Insurance carriers have raised premiums for many businesses, including transportation companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed or replaced.  Our results of operations and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our coverage limits or retention amounts; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance carriers fail to pay on our insurance claims; or (iv) we experience a claim for which coverage is not provided. Healthcare legislation and inflationary cost increases could also negatively affect our financial results.

Healthcare legislation and inflationary cost increases also could negatively impact financial results by increasing annual employee healthcare costs.  We cannot presently determine the extent of the impact healthcare costs will have on our financial performance.  In addition, rising healthcare costs could force us to make changes to existing benefit programs, which could negatively impact our ability to attract and retain employees.

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

Increased prices for new revenue equipment, design changes of new engines, decreased availability of new revenue equipment, and the failure of manufacturers to meet their sale or trade-back obligations to us could have a materially adverse effect on our business, financial condition, results of operations, and profitability.

We are subject to risk with respect to higher prices for new tractors for our Trucking operations.  We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent.  Prices have increased and may continue to increase, due to, among other reasons, (i) increases in commodity prices; (ii) government regulations applicable to newly manufactured tractors, trailers, and diesel engines; and (iii) the pricing discretion of equipment manufacturers.  In addition, the engines installed in our newer tractors are subject to emissions control regulations issued by the EPA.  Increased regulation has increased the cost of our new tractors and could impair equipment productivity, in some cases, result in lower fuel mileage, and increase our operating expenses.  Further regulations with stricter emissions and efficiency requirements have been proposed that would further increase our costs and impair productivity.  These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations as the regulations become effective.  Over the past several years, some manufacturers have significantly increased new equipment prices, in part to meet new engine design and operations requirements.  Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses for the foreseeable future. Furthermore, reduced equipment efficiency may result from new engines designed to reduce emissions, thereby increasing our operating expenses.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts.  A decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet.  Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a materially adverse effect on our business, financial condition, and results of operations.

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

Our Trucking operations are dependent upon diesel fuel.  Prices and availability of petroleum products are subject to political, economic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity.  Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain.  Because our Trucking operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges.

We use a number of strategies to mitigate fuel expense.  We purchase bulk fuel at many of our service centers and utilize a fuel optimizer to identify the most cost effective fuel centers to purchase fuel over-the-road.  We manage our fuel miles per gallon with a focus on reducing idle time, managing out-of-route miles, and improving the driving habits of our driving associates.  We also continue to update our fleet with more fuel efficient, EPA emission-compliant post-2014 model engines, and to install aerodynamic devices on our tractors and trailers, which lead to fuel efficiency improvements.  Fuel also is subject to regional pricing differences and often costs more on the West Coast, where we have significant operations.  We use a fuel surcharge program to recapture a portion, but not all, of the increases in fuel prices over a base rate negotiated with our customers.  Our fuel surcharge program does not protect us against the full effect of increases in fuel prices.  The terms of each customer's fuel surcharge agreements vary and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases.  In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising.  This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective.  Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.  Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations.  As of December 31, 2016, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

With respect to our trucking services, difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors, in our Trucking segment, and third-party truckload carriers in our Logistics segment, could have a materially adverse effect on our growth and profitability.  The truckload transportation industry periodically experiences a shortage of qualified drivers, particularly during periods of economic expansion, in which alternative employment opportunities are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Regulatory requirements, including those related to safety ratings, ELDs, and hours-of-service changes, and an improved economy could further reduce the number of eligible drivers or force us to increase driver compensation to attract and retain drivers.  We have seen evidence that stricter hours-of-service regulations adopted by the DOT have tightened, and may continue to tighten, the market for eligible drivers, and the required implementation of ELDs in December 2017 may further tighten the market.  We believe the shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of drivers and may restrain our ability to engage a sufficient number of drivers and independent contractors; our inability to do so may negatively affect our operations. Further, the compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor compensation in future periods.

Our independent contractors and third-party truckload carriers are responsible for paying for their own equipment, fuel, and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.   In addition, we and many others suffer from a high turnover rate of drivers and independent contractors.  This high turnover rate requires us to continually recruit a substantial number of drivers and independent contractors in order to operate existing revenue equipment and maintain our independent contractor fleet.  If we are unable to continue to attract and contract with independent contractors and third-party truckload carriers, we could be forced to, among other things, limit our growth, decrease the number of our tractors in service, adjust our driver compensation package or independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

We operate in a highly regulated industry, and changes in existing regulations or violations of existing or future regulations could have a materially adverse effect on our operations and profitability.

We operate in the United States pursuant to operating and brokerage authority granted by the DOT, and we are also regulated by the EPA, DHS, and other agencies in states in which we operate.  Our company drivers, independent contractors, and third-party capacity providers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance, and hours-of-service.  Matters such as weight, equipment dimensions, exhaust emissions, and fuel efficiency are also subject to government regulations.  We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours-of-service, ergonomics, on-board reporting of operations, collective bargaining, security at ports, speed limiters, driver training, and other matters affecting safety or operating methods.  Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.  Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, could adversely affect our results of operations.  In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity, and also to introduce legislation such as infrastructure spending, that could improve growth and productivity. Changes in regulations, such as those related to trailer size limits, hours-of-service, and mandating ELDs, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes, or require additional investments by us.  The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our operations.  The "Regulation" section in Item 1 of Part I of this Annual Report discusses in detail several proposed, pending, suspended, and final regulations that could materially impact our business and operations.

The CSA program adopted by the FMCSA could adversely affect our profitability and operations, our ability to maintain or grow our fleet, and our customer relationships.

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

Receipt of an unfavorable DOT safety rating could have a materially adverse effect on our operations and profitability.

We currently have a satisfactory DOT rating, which is the highest available rating under the current safety rating scale.  If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition, and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.

The FMCSA also has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT.  Under the proposed regulations, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating.  If these proposed regulations are enacted, and we were to receive an unfit safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations.

If our independent contractor drivers are deemed by regulators or judicial process to be employees, our business, financial condition, and results of operations could be adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Federal legislators have introduced legislation in the past to make it easier for tax and other authorities to reclassify independent contractor drivers as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties of companies who misclassify their employees as independent contractors and are found to have violated employees' overtime and/or wage requirements.  Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors, and impose notice requirements based upon employment or independent contractor status and fines for failure to comply.  Some states adopted initiatives to increase their revenues from items such as unemployment, workers' compensation, and income taxes, and a reclassification of independent contractor drivers as employees would help states with these initiatives.  We are party to class actions from time-to-time alleging violations of the Fair Labor Standards Act and other labor laws seeking to reclassify independent contractors as employees.  Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status.  If our independent contractor drivers were determined to be our employees, we would incur additional exposure under federal and state tax, workers' compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Compliance with various environmental laws and regulations to which our operations are subject may increase our costs of operations, and non-compliance with such laws and regulations could result in substantial fines or penalties.

In addition to direct regulation by the DOT and related agencies, we are subject to various federal, state, and local environmental laws and regulations dealing with the transportation, storage, discharge, presence, use, disposal, and handling of hazardous materials, wastewater, storm water, waste oil, and fuel storage tanks.  We are also subject to various environmental laws and regulations involving air emissions from our equipment and facilities, and discharge and retention of storm water.  Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination may have occurred or could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.  Certain of our facilities have waste oil or fuel storage tanks and fueling islands.  A small percentage of our freight consists of low-grade hazardous substances, which subjects us to a wide array of regulations.  Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations; however, if (i) we are involved in a spill or other accident involving hazardous substances; (ii) there are releases of hazardous substances we transport; (iii) soil or groundwater contamination is found at our facilities or results from our operations; or (iv) we are found to be in violation of or fail to comply with applicable environmental laws or regulations, then we could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and results of operations.

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

In addition, tractors and trailers used in our Trucking operations have been and are affected by federal, state, and local statutory and regulatory requirements related to air emissions and fuel efficiency.  In order to reduce exhaust emissions and traffic congestion, some states and municipalities have restricted the locations and amount of time where diesel-powered tractors, such as ours, may idle or travel.  These and other similar restrictions could cause us to alter our drivers' behavior and routes, purchase additional auxiliary or other on-board power units to replace or minimize engine power and idling, or experience decreases in productivity.  Our tractors and trailers could also be adversely affected by related or similar legislative or regulatory actions in the future.

EPA regulations limiting exhaust emissions became more restrictive in 2010, when an executive memorandum was signed directing the NHTSA and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established the Phase 1 Standards.  The Phase 1 Standards apply to tractor model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by 2018, and equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in October 2016, the EPA and NHTSA published the final rule establishing the Phase 2 Standards that will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021.  The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027.  We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could adversely affect our results of operations and profitability, particularly if such costs are not offset by potential fuel savings. We cannot predict, however, the extent to which our operations and productivity will be impacted.  In addition, future additional emissions regulations are possible.  Any such regulations that impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases could adversely affect our operations and financial results.  Until the timing, scope, and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our results of operations; however, any future regulation could impair our operating efficiency and productivity and result in higher operating costs.

We may not make acquisitions in the future, or if we do, we may not be successful in our acquisition strategy.

Historically, acquisitions have been a part of our Trucking growth.  There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions for either our Trucking or Logistics segments.  If we do not make any future acquisitions, our growth rate could be materially and adversely affected.  Any future acquisitions we undertake could involve the dilutive issuance of equity securities or incurring indebtedness.  In addition, acquisitions involve numerous risks, including difficulties in assimilating or integrating the acquired company's operations or assets into our business, the diversion of our management's attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and results of operations.  If we make acquisitions in the future, we cannot guarantee that we will be able to successfully integrate the acquired companies or assets into our business.

If we are unable to recruit, develop, and retain our key employees, our business, financial condition, and results of operations could be adversely affected.

We are highly dependent upon the services of certain key employees, including, but not limited to, our team of executive officers and service center managers.  We currently do not have employment agreements with any of our key employees or executive officers, and the loss of any of their services could negatively impact our operations and future profitability.  Additionally, because of our regional operating strategy, we must continue to recruit, develop, and retain skilled and experienced service center managers if we are to realize our goal of expanding our operations and continuing our growth.  Failure to recruit, develop, and retain a core group of service center managers could have a materially adverse effect on our results of operations.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could limit growth opportunities and could have a materially adverse effect on our results of operations.

We operate in a highly competitive transportation industry, which includes thousands of trucking and logistics companies.  In our Trucking segment, we primarily compete with other truckload carriers that provide dry van, temperature-controlled, and drayage services similar to those provided by our Dry Van, Refrigerated, and Drayage operating units.  Less-than-truckload carriers, private carriers, intermodal companies, railroads, and logistics companies compete to a lesser extent with our Trucking segment but are direct competitors of the Brokerage and Intermodal operating units in our Logistics segment.  We transport or arrange for the transportation of various types of freight, and competition for such freight is based mainly on customer service, efficiency, available capacity and shipment modes, and rates that can be obtained from customers.  Such competition in the transportation industry could adversely affect our freight volumes, the freight rates we charge our customers, or profitability and thereby limit our growth opportunities.  Additional factors may have a materially adverse effect on our results of operations.  These factors include the following:

●
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain significant growth in our business;

●
many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers or by engaging dedicated providers, and in some instances we may not be selected;

●	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

●
the market for qualified drivers is increasingly competitive, and our inability to attract and retain drivers could reduce our equipment utilization or cause us to increase compensation, both of which would adversely affect our profitability;

●	competition from non-asset-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates;

●	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us;

●
some of our smaller competitors may not yet be fully compliant with pending regulations, such as regulations requiring the use of ELDs, which may allow such competitors to take advantage of additional driver productivity;

●
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments; and

●	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.

We strive to maintain a diverse customer base; however, a significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a materially adverse effect on our business.  For the year ended December 31, 2016, our top 25 customers, based on revenue, accounted for approximately 46.5% of our revenue; our top 10 customers accounted for approximately 30.3% of our revenue; and our top 5 customers accounted for approximately 20.5% of our revenue.  We generally do not have long-term contractual relationships or long-term rate agreements with our customers.  Accordingly, we cannot assure you that our customer relationships will continue as presently in effect or that we will receive our current customer rate levels in the future.

Economic conditions and capital markets may adversely affect our customers and their ability to remain solvent.  Our customers' financial difficulties can negatively impact our results of operations and financial condition, especially if these customers were to delay or default on payments to us.  For certain customers, we have entered into multi-year contracts, and the rates we charge may not remain advantageous.  A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and results of operations.

We also review and monitor the financial conditions of our customers on an ongoing basis to determine whether to grant credit, customer creditworthiness, forgiveness or acceleration of past due balances or collection concerns, or credit insurance is warranted.  However, a major customer's financial hardship could negatively affect our results of operations.

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

If our investments in entities are not successful or decrease in market value, we may have to write off or lose the value of a portion or all of our investments, which could have a materially adverse effect on our results of operations.

We have invested, either directly or indirectly through one of our wholly owned subsidiaries, in TRP, TRP III, TRP IV, TRP Coinvestment, and TRP Coinvestment QLS, and each entity's respective related funds, which are companies that make privately negotiated equity investments.  Due to portfolio losses in the past, we have recorded impairment charges in prior periods to reflect the other-than-temporary decrease in fair value of the portfolio.  If TRP's, TRP III's, TRP IV’s, TRP Coinvestment's, or TRP Coinvestment QLS' financial position declines, we could be required to write down all or part of our investment in such entity, which could have a materially adverse effect on our results of operations.

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

We receive and transmit confidential data with and among our customers, drivers, vendors, employees, and service providers in the normal course of business.  Despite our implementation of secure transmission techniques, internal data security measures, and monitoring tools, our information and communication systems are vulnerable to disruption of communications with our customers, drivers, vendors, employees, and service providers and access, viewing, misappropriation, altering, or deleting information in our systems, including customer, driver, vendor, employee, and service provider information and our proprietary business information.  A security breach could damage our business operations and reputation and could cause us to incur costs associated with repairing our systems, increased security, customer notifications, lost operating revenue, litigation, regulatory action, and reputational damage.

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

We are sensitive to the used equipment market and fluctuations in prices and demand for tractors and trailers.  Through our wholly owned subsidiary, Knight Truck & Trailer Sales, LLC, we sell our used company-owned tractors and trailers that we do not trade-in to manufacturers.  The market for used equipment is affected by several factors, including the demand for freight, the supply of used equipment, the availability of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal.  Declines in demand for the used equipment we sell could result in diminished sale volumes or lower used equipment sales prices, either of which could negatively affect our gains on sales of assets.

Developments in labor and employment law and any unionizing efforts by employees could have a materially adverse effect on our results of operations.

We face the risk that Congress, federal agencies, or one or more states could adopt legislation or regulations significantly affecting our business and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, that would substantially liberalize the procedures for union organizing.  Any attempt to organize by our employees could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s new “speedy election” rule, it would be difficult to timely and effectively address any unionizing efforts.  If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency, and ability to generate acceptable returns on the affected operations.

In addition, the Department of Labor recently issued a final rule raising the minimum salary basis for executive, administrative, and professional exemptions from overtime payment.  The rule increases the minimum salary from the current amount of $23,660 to $47,476 and non-discretionary bonus, commission, and other incentive payments can be counted towards the minimum salary requirement.  The rule was scheduled to go into effect on December 1, 2016, but was enjoined by a federal district court in November 2016.  If this injunction is lifted, these changes could impact the way we classify certain positions and increase our payment of overtime wages, which may have a materially adverse impact on our financial and operational results.

Our business is subject to certain credit factors affecting the trucking industry that are largely out of our control and that could have a materially adverse effect on our results of operations.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results, and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. We may need to incur additional indebtedness or issue additional debt or equity securities in the future to fund working capital requirements, make investments, or for general corporate purposes. If the credit and equity markets erode, our ability to do so may be constrained. A decline in the credit or equity markets or any increase in volatility could make it more difficult for us to obtain financing and may lead to an adverse impact on our profitability and operations.

Litigation may adversely affect our business, financial condition, and results of operations.

Our business is subject to the risk of litigation by employees, independent contractors, customers, vendors, government agencies, stockholders, and other parties through private actions, class actions, administrative proceedings, regulatory actions, and other processes. Recently, trucking companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility, and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by the defendants.

The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. Not all claims are covered by our insurance, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our self-insured retention amounts, or cause increases in future premiums, the resulting expenses could have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season.  Revenue can be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.  At the same time, operating expenses increase because of harsh weather creating higher accident frequency, increased claims, and more equipment repairs, and fuel efficiency declines because of increased engine idling.  In addition, some of our customers demand additional capacity during the fourth quarter, which could limit our ability to take advantage of more attractive spot market rates that generally exist during such periods.  Further, despite our efforts to meet such demands, we may fail to do so, which may result in lost future business opportunities with such customers, which could have a materially adverse effect on our operations.  We may also suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions.  These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could have a materially adverse effect on our results of operations or make our results of operations more volatile.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

Our current headquarters and principal place of business is located at 20002 North 19th Avenue in Phoenix, Arizona 85027. This facility includes office buildings of approximately 116,000 square feet.  We also retained and repurposed our former headquarters property (located at 5601 West Buckeye Road in Phoenix, Arizona) as a regional operations facility consisting of approximately 75 acres.  This facility includes office buildings of approximately 53,000 square feet, maintenance facilities of approximately 32,000 square feet, a body shop of 9,000 square feet, and a truck wash and fueling facility of approximately 7,000 square feet. All of our properties are utilized by both our Trucking and Logistics segments.  The following table provides information regarding the locations of our service centers and/or offices (other than our current headquarters and principal place of business) as of December 31, 2016:

Company Location	Office	Shop	Fuel	Owned or Leased
Atlanta, GA	Yes	Yes	Yes	Owned
Boise, ID	Yes	No	No	Leased
Carlisle, PA	Yes	Yes	Yes	Owned
Charlotte, NC (Barr-Nunn)	Yes	Yes	No	Leased
Charlotte, NC	Yes	Yes	Yes	Owned
Columbus, OH (Barr-Nunn)	Yes	No	No	Leased
Columbus, OH	Yes	Yes	Yes	Owned
Dallas, TX	Yes	Yes	Yes	Owned
Denver, CO	Yes	Yes	No	Owned
El Paso, TX	Yes	No	No	Owned
Fontana, CA	Yes	Yes	No	Owned
Grand Rapids, MI	Yes	No	No	Leased
Granger, IA (Barr-Nunn)	Yes	Yes	No	Owned
Gulfport, MS	Yes	Yes	Yes	Owned
Idaho Falls, ID	Yes	Yes	Yes	Owned
Indianapolis, IN	Yes	Yes	Yes	Owned
Kansas City, KS	Yes	Yes	Yes	Owned
Katy, TX	Yes	Yes	Yes	Owned
Lakeland, FL	Yes	Yes	Yes	Owned
Las Vegas, NV	Yes	No	Yes	Owned
Manchester, PA (Barr-Nunn)	Yes	Yes	No	Leased
Memphis, MS	Yes	Yes	Yes	Owned
Minneapolis, MN	Yes	No	No	Leased
Nashville, TN	Yes	No	No	Owned
Phoenix, AZ (headquarters)	Yes	No	No	Owned
Phoenix, AZ (former headquarters)	Yes	Yes	Yes	Owned
Portland, OR	Yes	Yes	Yes	Owned
Rancho Dominguez, CA	Yes	No	No	Leased
Reno, NV	Yes	Yes	No	Owned
Salt Lake City, UT (Kold Trans)	Yes	No	No	Leased
Salt Lake City, UT	Yes	Yes	No	Owned
Seattle, WA	Yes	No	No	Owned
Tulare, CA	Yes	Yes	No	Owned
Tulsa, OK	Yes	No	No	Owned
Yankton, SD	Yes	No	No	Leased

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

2016	High	Low
First Quarter	$27.11	$20.56
Second Quarter	$28.34	$23.99
Third Quarter	$30.38	$26.39
Fourth Quarter	$38.80	$26.85

2015	High	Low
First Quarter	$34.73	$28.43
Second Quarter	$33.00	$26.15
Third Quarter	$29.00	$23.64
Fourth Quarter	$27.66	$21.72

As of February 24, 2017, we had 46 shareholders of record.  However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held by brokers or dealers for their customers in street names.

On February 24, 2017, the closing market price of our common stock on the NYSE was $32.15 per share.

Starting in December 2004, and in each consecutive quarter since, we have paid a quarterly cash dividend.  Listed below are the dividends declared and paid for the two most recent fiscal years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2016 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24
2015 dividend paid per common share	$0.06	$0.06	$0.06	$0.06	$0.24

Our most recent dividend was declared in February of 2017 for $0.06 per share of common stock, and is scheduled to be paid in March of 2017.

We currently expect to continue to pay comparable quarterly cash dividends in the future.  Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

In 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock.  Under our share repurchase program, repurchased shares are cancelled and returned to unissued status.  During the years ended December 31, 2016 and 2015, we repurchased approximately 1.6 million shares of our common stock in the open market that were retired and made available for future issuance. As of December 31, 2016, there were approximately 4.2 million shares remaining for future purchases under our current repurchase program.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1-31, 2016
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
November 1-30, 2016
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	5,991	$35.00	-	-
December 1-31, 2016
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
Total	5,991	$35.00	-	4,247,001

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

Item 6.          Selected Financial Data

The selected consolidated financial data presented below as of the end of the period ended December 31, 2016, and for each of the years in the preceding five-year period ended December 31, 2016, are derived from our consolidated financial statements (dollar amounts in thousands, except per share amounts and operating data).  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014(7)	2013	2012
Statements of Income Data:
Total revenue	$1,118,034	$1,182,964	$1,102,332	$969,237	$936,036
Operating expenses	969,555	1,004,964	939,610	855,328	827,769
Income from operations	148,479	178,000	162,722	113,909	108,267
Interest income & other income	5,248	9,502	9,838	3,257	1,967
Interest expense	(897)	(998)	(730)	(462)	(457)
Income before income taxes	152,830	186,504	171,830	116,704	109,777
Net income	95,238	118,457	104,021	70,024	64,763
Net income attributable to Knight	93,863	116,718	102,862	69,282	64,117
Basic earnings per share	1.17	1.43	1.27	0.87	0.80
Diluted earnings per share	1.16	1.42	1.25	0.86	0.80
Balance Sheet Data (at end of period):
Working capital	$111,541	$164,090	$145,667	$101,768	$109,274
Total assets	1,078,525	1,120,232	1,082,285	807,121	728,512
Total debt(1)	18,000	112,000	134,400	38,000	80,000
Cash dividend per share on common stock(2)	0.24	0.24	0.24	0.24	0.74
Knight Transportation shareholders' equity	786,473	738,398	677,760	553,588	490,232
Operating Data (Unaudited):
Operating ratio (consolidated)(3)	86.7%	85.0%	85.2%	88.2%	88.4%
Operating ratio (consolidated), excluding fuel surcharge revenue(4)	85.6%	83.2%	82.4%	85.6%	85.6%
Average revenue per tractor(5)	$172,185	$173,329	$171,510	$160,186	$158,978
Average length of haul (miles)	498	503	492	479	482
Non-paid empty mile percent	12.5%	12.0%	10.1%	10.6%	10.6%
Average tractors operated(6)	4,706	4,793	4,173	4,017	4,096
Average trailers operated	12,288	11,789	9,732	9,405	9,195

(1)	Includes amounts outstanding that were borrowed under our existing line of credit, which is classified as a long-term liability under this line item.
(2)	In addition to the quarterly dividend paid in each year, we declared and paid a special dividend of $0.50 in the fourth quarter of 2012.
(3)	Operating expenses expressed as a percentage of total revenue.
(4)
Also referred to as Adjusted Operating Ratio herein. Operating expenses, less fuel surcharge revenue, expressed as a percentage of total revenue, excluding fuel surcharge revenue.  Management believes that omitting this potentially volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period.  This calculation of Adjusted Operating Ratio is a non-GAAP financial measure, is not an alternative for, and should be considered in addition to, the calculation of operating ratio (operating expenses expressed as a percentage of total revenue). See non-GAAP reconciliation on page 29.

(5)	Average revenue per tractor includes revenue for our Trucking operation only. It does not include fuel surcharge revenue, other revenue, or revenue from our Logistics operations.
(6)	Average tractors operated includes both company tractors and tractors operated by independent contractors.
(7)
The Company acquired 100% of the outstanding stock of Barr-Nunn on October 1, 2014 and therefore, the operating results of the Company include the operating results of Barr-Nunn for periods after October 1, 2014.

The following table reconciles consolidated operating ratio (GAAP) to Adjusted Operating Ratio (non-GAAP) (dollar amounts in thousands):

Consolidated Operating Ratio (“OR”) From 2012 to 2016

GAAP Operating Ratio (Consolidated):	2016	OR %	2015	OR %	2014	OR %	2013	OR %	2012	OR %
Revenue, before fuel surcharge	$1,028,148		$1,061,739		$925,985		$791,851		$752,151
Fuel surcharge	89,886		121,225		176,347		177,386		183,885
Total revenue	1,118,034		1,182,964		1,102,332		969,237		936,036

Total operating expenses	969,555	86.7%	1,004,964	85.0%	939,610	85.2%	855,328	88.2%	827,769	88.4%
Income from operations	$148,479		$178,000		$162,722		$113,909		$108,267

Adjusted Operating Ratio (Consolidated):	2016	OR %	2015	OR %	2014	OR %	2013	OR %	2012	OR %
Total revenue	$1,118,034		$1,182,964		$1,102,332		$969,237		$936,036
Less fuel surcharge:	(89,886)		(121,225)		(176,347)		(177,386)		(183,885)
Revenue (excluding fuel surcharge)	1,028,148		1,061,739		925,985		791,851		752,151

Total operating expenses	969,555		1,004,964		939,610		855,328		827,769
Less fuel surcharge	(89,886)		(121,225)		(176,347)		(177,386)		(183,885)
Total operating expenses (net of fuel surcharge)	879,669	85.6%	883,739	83.2%	763,263	82.4%	677,942	85.6%	643,884	85.6%
Income from operations	$148,479		$178,000		$162,722		$113,909		$108,267

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Item 7, as well as other items of this Annual Report, contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 7, statements relating to the ability of our infrastructure to support future growth, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, future tractor prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic trends, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates,  future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth above.  Readers should review and consider the factors discussed in "Item 1A. Risk Factors," along with various disclosures in our press releases, shareholder reports, and other filings with the SEC.

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

Factors that affect our results of operations are industry-wide economic factors, such as freight demand, truckload and rail intermodal capacity, fuel prices, inventory levels, industrial production, government regulation, and unemployment rates, as well as our capital allocation, sales and marketing, operating, and spending decisions. We measure our results through key metrics, such as the number of tractors we operate, our revenue per tractor (which includes primarily our revenue per total mile and our number of miles per tractor), freight volumes brokered to third-party capacity providers (including our rail partners), driver and independent contractor recruitment and retention, and our ability to control costs on a company-wide basis, as measured by cost per mile in our Trucking segment and non-GAAP operating ratio (“Adjusted Operating Ratio”) in both segments. Please see the reconciliation table below for a reconciliation of GAAP operating ratio to Adjusted Operating Ratio. Our success depends on our ability to efficiently and effectively manage our resources in providing transportation and logistics solutions to our customers in light of such factors.  We evaluate the growth opportunities for each of our Trucking and Logistics businesses based on customer demand and supply chain trends, availability of drivers and third-party capacity providers, expected returns on invested capital, expected net cash flows, and our company-specific capabilities.

Recent Consolidated Results of Operations and Year-End Financial Condition

Our consolidated results of operations for the year ended December 31, 2016, compared to the year ended December 31, 2015, were as follows:

●	Total revenue decreased 5.5%, to $1.1 billion from $1.2 billion;
●	Net income attributable to Knight Transportation decreased 19.6%, to $93.9 million from $116.7 million; and
●	Net earnings attributable to Knight Transportation per diluted share decreased 18.4%, to $1.16 from $1.42.

Total revenue and net income decreased in 2016, compared to 2015. The freight environment was more challenging in 2016 compared to 2015, but modestly improved as the year progressed.  We attribute the change to excess trucking capacity in the markets we serve, and fewer non-contract opportunities that reduced our revenue per loaded mile. However, we sustained improvement in our asset utilization and experienced more favorable freight conditions toward the end of the year. In this environment, we diligently focused our efforts on cost control and continued to seek operational efficiencies, while providing industry-leading service.

In 2016, our Trucking segment operated an average of 4,706 tractors, a decrease of 87 tractors from a year ago.  Asset utilization, as measured by average miles per tractor, improved 1.4% in 2016 compared to 2015, while productivity, as measured by average annual revenue per tractor, before fuel surcharge, decreased 0.7% in 2016.   Our Trucking segment achieved an operating ratio of 84.9% and an Adjusted Operating Ratio of 83.2% in 2016, compared to an Adjusted Operating Ratio of 80.5% in 2015. Higher net fuel expense, less gain on sale of revenue equipment, and higher driver-related expenses were the main factors negatively affecting our 2016 operating results when compared to the prior year. Shipments serviced by our Logistics segment increased as we continued to increase our Logistics services customers, and to expand our third-party carrier network. However, revenues in our Logistics segment decreased 5.7% in 2016, compared to 2015, due to a decrease in revenue per load.

In 2016, we generated $243.4 million in cash flow from operations and used $89.0 million for capital expenditures, net of equipment sales. During 2016, we returned $59.5 million to our shareholders in the form of quarterly dividends and stock repurchases. We ended the year with $8.0 million of cash, $18.0 million of long-term debt, and $786.5 million of shareholders' equity.

The factors below should be considered when comparing our results of operations in 2016 to our results of operations in 2015. Our 2016 results included:

●	a $2.5 million pretax ($1.5 million after-tax) settlement expense for two class action lawsuits;
●	an $8.1 million pretax ($5.0 million after-tax) gain on sale of equipment;
●	a $4.5 million pretax ($2.8 million after-tax) gain on sale of available-for-sale securities; and
●	an effective tax rate that positively affected net income by $1.8 million.

Our 2015 results included:

●	a $7.2 million pretax ($4.4 million after-tax) settlement expense for two class action lawsuits;
●	a $15.3 million pretax ($9.7 million after-tax) gain in sale of equipment;
●	an $8.6 million pretax ($5.3 million after-tax) gain on sale of available-for-sale securities; and
●	an effective tax rate that positively affected net income by $5.4 million.

Our liquidity is not materially affected by off-balance sheet transactions.  See the discussion under "Off-Balance Sheet Transactions" under Item 7 to Part II of this Annual Report for a description of our off-balance sheet transactions.

Consolidated Revenue and Expenses

We primarily generate revenue by transporting freight for our customers in our Trucking segment or arranging for the transportation of customer freight by third-party capacity providers in our Logistics segment.  Our total revenue is reported under "Results of Operations" under Item 7 to Part II of this Annual Report and categorized as (i) Trucking revenue, before fuel surcharge, (ii) Trucking fuel surcharge revenue, and (iii) Logistics revenue.  Trucking revenue, before fuel surcharge, and Trucking fuel surcharge revenue are largely generated by the Trucking services provided by our three Trucking operating units (Dry Van, Refrigerated, and Drayage), whereas Logistics revenue is mostly generated by the logistics services provided by our two Logistics operating units (Brokerage and Intermodal). We also provide logistics, freight management, sourcing, and other non-Trucking services, such as used equipment sales and leasing to independent contractors and third-parties through our Logistics business.

The total revenue and operating expenses of our Trucking and Logistics segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers.  See the section entitled “Item 1A. Risk Factors,” set forth above, along with various disclosures in our press releases, shareholder reports, and other filings with the SEC.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2016, 2015, and 2014 (dollar amounts in thousands).

	2016		2015		2014
Revenues:	$	%	$	%	$	%
Trucking Segment	$900,368	80.5%	$952,098	80.5%	$892,124	80.9%
Logistics Segment	226,912	20.3	249,365	21.1	214,378	19.4
Subtotal	1,127,280		1,201,463		1,106,502
Intersegment Eliminations Trucking	(124)	0.0	(163)	0.0	(65)	0.0
Intersegment Eliminations Logistics	(9,122)	(0.8)	(18,336)	(1.6)	(4,105)	(0.3)
Total	$1,118,034	100%	$1,182,964	100%	$1,102,332	100%

Operating Income:
Trucking Segment	$136,229	91.7%	$162,143	91.1%	$147,424	90.6%
Logistics Segment	12,250	8.3	15,857	8.9	15,298	9.4
Total	$148,479	100%	$178,000	100%	$162,722	100%

Use of Non-GAAP Financial Information

The primary measures we use to evaluate the profitability of our Trucking segment are operating ratio, measured on a GAAP basis (operating expenses expressed as a percentage of revenue), and Adjusted Operating Ratio, which is a non-GAAP financial measure (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue). We believe the use of Adjusted Operating Ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices. The Board and management focus on our Adjusted Operating Ratio as an indicator of our performance from period to period. We believe our presentation of Adjusted Operating Ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance.

Adjusted Operating Ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that Adjusted Operating Ratio improves comparability in analyzing our period-to-period performance, it could limit comparability to other companies in our industry, if those companies define Adjusted Operating Ratio differently. Because of these limitations, Adjusted Operating Ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

The tables below compare our GAAP operating ratio to our non-GAAP Adjusted Operating Ratio (dollars in thousands).

GAAP Presentation:	2016		2015		2014
Trucking	$	%	$	%	$	%
Total revenue	$900,368		$952,098		$892,124
Operating expenses	764,139	84.9	789,955	83.0	744,700	83.5
Operating income	$136,229		$162,143		$147,424

The following table sets forth the Trucking segment Adjusted Operating Ratio as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment transactions (dollars in thousands).

Non-GAAP Presentation(1):	2016		2015		2014
Trucking	$	%	$	%	$	%
Total revenue	$900,368		$952,098		$892,124
Less: Trucking fuel surcharge revenue	(89,886)		(121,225)		(176,347)
Less: Intersegment transactions	(124)		(163)		(65)
Revenue, net of fuel surcharge and intersegment transactions	810,358		830,710		715,712
Operating expenses	764,139		789,955		744,700
Less: Trucking fuel surcharge revenue	(89,886)		(121,225)		(176,347)
Less: Intersegment transactions	(124)		(163)		(65)
Operating expenses, net of fuel surcharge and intersegment transactions	674,129	83.2	668,567	80.5	568,288	79.4
Operating income	$136,229		$162,143		$147,424

(1)	These items represent non-GAAP financial measures and are not substitutes for, and should be considered in addition to, the GAAP financial measures presented in the previous table.

Trucking Strategy and Segment Information

Our Trucking operating strategy is to achieve a high level of asset utilization within a highly disciplined operating system, while maintaining strict controls over our cost structure.  To achieve these goals, we operate primarily in high-density, predictable freight lanes in select geographic regions and attempt to develop and expand our customer base around each of our service centers by providing multiple truckload services for each customer.  This operating strategy allows us to take advantage of the large amount of freight transported in regional markets.  Our service centers enable us to better serve our customers and work more closely with our driving associates.  We operate a premium modern fleet to appeal to drivers and customers, reduce maintenance expenses and driver and equipment downtime, and enhance our fuel and other operating efficiencies.  We employ technology in a cost-effective manner to assist us in controlling operating costs and enhancing revenue.

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

When evaluating Trucking revenue, we consider the following key operating statistics for each period:  (i) average revenue per tractor; (ii) average length of haul (miles with loaded trailer cargo); (iii) average percentage of non-paid empty miles (miles without trailer cargo); and (iv) average number of tractors and trailers in operation.  The following table sets forth certain key operating statistics and certain other statistical data of the Trucking segment for the indicated periods (dollars in thousands).

	2016	2015	2014
Average revenue per tractor(1)	$172,185	$173,329	$171,510
Average length of haul	498	503	492
Non-paid empty mile percent	12.5%	12.0%	10.1%
Average tractors in operation during period	4,706	4,793	4,173
Average trailers in operation during period	12,288	11,789	9,732

(1)	Average revenue per tractor is based on Trucking revenue, net of intersegment transactions, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,706 tractors in 2016, of which 4,286 were company-owned tractors. The average age of our company-owned tractor fleet was 1.9 years at December 31, 2016, which we expect to increase slightly in 2017.  We also operated an average of 12,288 trailers in 2016, with an average age of 4.4 years as of December 31, 2016.  We expect the average age of our trailers to remain relatively constant in 2017. Our net property and equipment at December 31, 2016 was $802.9 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, ELDs and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements). Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $111.7 million in 2016.

Logistics Strategy and Segment Information

Logistics revenue is generated primarily by our Brokerage and Intermodal operating units.  We also provide logistics, freight management and other non-Trucking services to our customers through our Logistics business.  We are generally paid a predetermined rate per mile or per load for arranging freight transportation for our customers and providing other Logistics services.  Additional revenue is generated by offering specialized logistics solutions (including, but not limited to, origin management, surge volumes, disaster relief, special projects, and other logistics needs).  Our Logistics revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party capacity providers, and our ability to secure qualified third-party capacity providers to transport customer freight.  Increases in shipments serviced by our Brokerage and Intermodal operating units and continued increases in the number of customers utilizing our Logistics services contributed to the improved productivity realized in 2016. We were able to provide Logistics services to our existing customers as well as effectively expand to new customers in 2016.

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including rail providers), which is included in the "Purchased transportation" line of our consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (included in the "Salaries, wages and benefits" line of our consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	2016		2015		2014
Logistics	$	%	$	%	$	%
Total revenue	$226,912		$249,365		$214,378
Other operating expense	214,662	94.6	233,508	93.6	199,080	92.9
Operating income	$12,250		$15,857		$15,298

The following table sets forth the Logistics revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	2016		2015		2014
Logistics	$	%	$	%	$	%
Total revenue	$226,912		$249,365		$214,378
Less: Intersegment transactions	(9,122)		(18,336)		(4,105)
Revenue excluding intersegment transactions	217,790		231,029		210,273
Operating expenses	214,662		233,508		199,080
Less: Intersegment transactions	(9,122)		(18,336)		(4,105)
Operating expenses excluding intersegment transactions	205,540	94.4	215,172	93.1	194,975	92.7
Operating income	$12,250		$15,857		$15,298

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment transactions, less purchased transportation expense, net of intersegment transactions, expressed as a percentage of revenue net of intersegment transactions) and the operating ratio.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	2016	2015	2014
Combined Brokerage and Intermodal gross margin percent(1)	16.3%	16.4%	15.0%

(1)	Gross margin percentage is based on Logistics revenue and purchased transportation net of intersegment transactions.

Our gross margin percentage remained consistent in 2016 from 2015, but our operating margin contracted.  The primary reason for the operating margin contraction was lower revenue per load.

Since our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs. As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology, but we do not expect that costs for such improvements will require significant capital expenditures in the future.  Total Logistics segment depreciation and amortization expense was approximately $4.4 million in 2016, which is primarily attributed to equipment leased to third parties.

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

In 2016, we experienced a challenging freight environment and although we made improvements in miles per tractor, we continued to experience excess trucking capacity in the markets we serve, which led to a more competitive pricing market and fewer non-contract opportunities that pressured our revenue per loaded mile. The market began to improve in the second half of the year and a more typical, but less robust seasonal freight market transpired. Market factors that included higher driver wages, lower gain on sale of revenue equipment, and fewer non-contract opportunities negatively affected our margins in our Trucking and Logistics segments.

In 2017, we expect the freight environment to continue to be challenging until capacity begins to tighten as a result of low new tractor orders, a weak demand for used equipment, and additional regulatory burdens expected to phase in over the coming quarters.  We expect the environment to become more favorable in the second half of the year, as we believe capacity will continue to exit the market and pricing will respond positively. Market factors that include higher driver wages, lower gain on sale of revenue equipment, and fewer non-contract opportunities may negatively affect our margins in our Trucking and Logistics segments.  In this environment, we plan to limit organic fleet expansion, focus on cost control, grow revenues in our Logistics segment, and continue to evaluate acquisition opportunities.

Over the medium- to long-term, we believe capacity in the truckload market will be constrained by an increasingly competitive driver market, elevated regulatory costs for trucking companies and drivers, and potentially alternative employment opportunities for drivers we wish to hire. These factors are expected generally to have a positive impact on industry-wide rate structures. However, reduced hours of operation and driver shortages could negatively affect equipment utilization, even in a stronger demand environment.  In such an environment, we believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include fluctuations in commodity prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes.  In addition, the competitive landscape and the supply chains of our customers are constantly shifting based on manufacturing and transportation costs, business combinations, inventory levels, and other factors.

Several issues affecting the trucking industry could also cause our costs to increase in future periods.  These issues include driver and independent contractor availability, fuel price fluctuations, increases to new tractor and trailer purchase prices, and changes in federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly; equipment prices may continue to rise, medical, workers' compensation, and litigation expenses are increasing more rapidly than general inflation, and potentially higher fuel prices may not be fully offset by fuel surcharges.  In the current economic and regulatory environments, it will be important to allocate equipment to more profitable shipments, use technology to generate efficiencies, continue to grow our Logistics segment, and effectively manage costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources necessary to successfully overcome these challenges and capitalize on future opportunities.

We expect to continue to utilize the flexibility of our model to react and adapt to market conditions.  We believe we can optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.  We plan to continue to evaluate additional strategic acquisitions to supplement our growth.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	2016		2015		2014		Percentage Change in Dollar Amounts
	$	%	$	%	$	%	2016 to 2015 (%)	2015 to 2014 (%)
Trucking revenue	$810,358	72.5%	$830,710	70.2%	$715,712	64.9%	(2.4%)	16.1%
Trucking fuel surcharge revenue	89,886	8.0%	121,225	10.3%	176,347	16.0%	(25.9%)	(31.3%)
Logistics revenue	217,790	19.5%	231,029	19.5%	210,273	19.1%	(5.7%)	9.9%
Total revenue	1,118,034	100.0%	1,182,964	100.0%	1,102,332	100.0%	(5.5%)	7.3%

Operating expenses:
Salaries, wages and benefits	333,929	29.9%	334,069	28.2%	271,815	24.7%	-	22.9%
Fuel	129,696	11.6%	152,752	12.9%	203,758	18.5%	(15.1%)	(25.0%)
Operations and maintenance	76,246	6.8%	80,855	6.8%	71,558	6.5%	(5.7%)	13.0%
Operating taxes and licenses	18,728	1.6%	18,911	1.6%	17,972	1.6%	(1.0%)	5.2%
Insurance and claims	34,441	3.1%	33,632	2.9%	31,133	2.8%	2.4%	8.0%
Depreciation and amortization	116,160	10.4%	111,023	9.4%	92,893	8.4%	4.6%	19.5%
Purchased transportation(1)	233,863	20.9%	246,864	20.9%	238,041	21.6%	(5.3%)	3.7%
Communications	4,182	0.4%	4,095	0.4%	4,899	0.4%	2.1%	(16.4%)
Miscellaneous operating expenses	22,310	2.0%	22,763	1.9%	7,541	0.7%	(2.0%)	201.9%
Total operating expenses	969,555	86.7%	1,004,964	85.0%	939,610	85.2%	(3.5%)	7.0%

Operating income	148,479	13.3%	178,000	15.0%	162,722	14.8%	(16.6%)	9.4%
Total other income	4,351	0.4%	8,504	0.8%	9,108	0.8%	(48.8%)	(6.6%)
Income before income taxes	152,830	13.7%	186,504	15.8%	171,830	15.6%	(18.1%)	8.5%
Income taxes	57,592	5.2%	68,047	5.8%	67,809	6.2%	(15.4%)	0.4%
Net income	95,238	8.5%	118,457	10.0%	104,021	9.4%	(19.6%)	13.9%
Net income attributable to noncontrolling interest	(1,375)	(0.1%)	(1,739)	(0.1%)	(1,159)	(0.1%)	(20.9%)	50.0%
Net income attributable to Knight Transportation	93,863	8.4%	116,718	9.9%	102,862	9.3%	(19.6%)	13.5%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which are primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which are primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-Trucking services.  Purchased transportation expense is further discussed in the year-to-year comparison of operating results below.

Fiscal 2016 Compared to Fiscal 2015

Operating Revenue

Total revenue decreased 5.5% for 2016 to $1.1 billion from $1.2 billion for 2015 generally due to a more challenging freight environment when compared to 2015. Both our Trucking and Logistics segments experienced a moderate freight market where excess capacity reduced contract pricing and non-contract opportunities were limited, when compared to the prior year, which combined with fewer trucks, lower fuel surcharge revenue, and less non-Trucking services revenue, led to the decline in total revenue.

Trucking revenue, net of fuel surcharge and intersegment transactions, was $810.4 million in 2016 compared to $830.7 million in 2015.  Trucking fuel surcharge revenue decreased to $89.9 million in 2016 from $121.2 million in 2015, as fuel prices were consistently lower during 2016 compared to 2015.  We increased average miles per tractor 1.4% in 2016, compared to 2015. However, this improvement was offset by a decrease in average revenue per loaded mile by 1.5%, and an increase in non-paid empty mile percentage rate to 12.5% from 12.0%. This negatively affected our tractor productivity, as measured by average annual Trucking revenue, before fuel surcharge, per tractor, which decreased by 0.7% in 2016, compared to 2015.  If economic conditions improve and capacity tightens, we anticipate that we will be able to obtain rate increases in 2017 and beyond; however, adverse changes in these factors could either prevent rate increases or negatively affect existing rates.

Logistics revenue is primarily generated by the Brokerage and Intermodal operating units.  Logistics revenue was $217.8 million in 2016 compared to $231.0 million in 2015. Logistics revenue decreased primarily due to declining revenue from our non-Trucking services as we exited our agricultural sourcing business in the first quarter of 2016, as well as due to lower revenue per load because of lower fuel surcharge. Revenue in our Brokerage business, which is the largest component of our Logistics segment, decreased in 2016 compared to 2015; however, we continued to see load volume growth. A shorter length of haul and lower non-contract pricing offset this load volume growth. We achieved this growth by providing more capacity to our customers through our third-party carriers and rail providers.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 29.9% in 2016 from 28.2% in 2015.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income. The primary reason for the increase is attributable to lower total revenue in 2016 compared to 2015, as the dollar expense remained relatively flat.  Additional factors affecting this expense included further increases to driver base pay during 2016, and a shift from driver pay to purchased transportation expense, as more of our fleet was comprised of independent contractors in 2016 compared to 2015. We believe that the driver market remains challenging and that several ongoing market factors, including the CSA implementation of stricter regulations, has further reduced the pool of available drivers. We expect that driver pay will continue to be inflationary on a year-over-year basis. Having a sufficient number of qualified driving associates continues to be a major concern, although we continue to seek ways to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers.

Fuel expense decreased, as a percentage of total revenue, to 11.6% in 2016, from 12.9% in 2015, as the U.S. National Average Diesel Fuel price decreased by 14.9% in 2016. Fuel expense, net of Trucking fuel surcharge, expressed as a percentage of Trucking revenue, before Trucking fuel surcharge, increased to 4.9% in 2016, from 3.8% in 2015.  Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in Trucking fuel surcharge revenue. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in Trucking fuel surcharge revenue.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively affects our operating income during periods of sharply rising fuel costs and positively affects our operating income during periods of falling fuel costs.  Fuel prices were falling throughout 2015 and bottomed out in the first quarter of 2016, before rising in each of the remaining quarters of 2016. We expect fuel expense will continue to increase during the first part of 2017. We continue to utilize fuel efficiency initiatives, such as trailer blades, idle-control, more fuel-efficient engines, and driver training programs that we believe will help to control our fuel expense.

Operations and maintenance expense, as a percentage of total revenue, remained flat at 6.8% in 2016 and 2015.  Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  Operations and maintenance expense as a percentage of revenue, before Trucking fuel surcharge, decreased to 7.4% in 2016 from 7.6% in 2015, due to improved cost control measures. Direct operating expenses decreased as a percentage of total revenue, before Trucking fuel surcharge, in 2016 due to lower operating supply costs and drayage related operating costs. We continue to experience tight driver market conditions, and we expect the driver market to remain competitive in 2017, which could negatively affect our recruiting costs.

Insurance and claims expense, as a percentage of total revenue, increased to 3.1% in 2016, from 2.9% in 2015. Insurance and claims expense as a percentage of total revenue, excluding fuel surcharge, increased slightly to 3.3% in 2016 from 3.2% in 2015, and increased slightly on a per mile basis, year-over-year. The increase was partly due to the decrease in total revenue in 2016 from 2015, combined with slightly higher premium costs and changes in the severity of claims. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and licenses expense, as a percentage of total revenue, remained flat at 1.6% in 2016 and 2015. This expense line item is impacted by changes in various fuel tax rates and registration fees associated with our tractor fleet and regional operating facilities.

Communications expense, as a percentage of total revenue, remained flat at 0.4% for 2016 and 2015.  Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 10.4% for 2016 from 9.4% in 2015, in part due to the decrease in fuel surcharge revenue.  As a percentage of revenue, before Trucking fuel surcharge, depreciation and amortization increased to 11.3% in 2016 from 10.5% in 2015. This increase was due to a combination of the decrease in revenue, before fuel surcharge, driven by the decrease in average revenue per tractor in our Trucking segment, and the decrease in revenue from our less asset-intensive Logistics segment, driven by the decrease in revenue per load and reduced non-Trucking service revenue.  Depreciation and amortization expense for our Trucking segment, as a percentage of Trucking revenue, was 13.8% in 2016, compared to 12.9% in 2015. Factors contributing to the increase were the decrease in average revenue per tractor, rising new equipment prices, and an increase in our tractor to trailer ratio. Absent offsetting improvements in average revenue per tractor or growth in our Logistics operations, our expense as a percentage of revenue in this category could increase in the future. With rising equipment prices, and a continuing soft used equipment market, we have extended the expected trade cycle for our tractors, which is expected to reduce capital expenditures and restrict higher depreciation and amortization costs in the future. In implementing the extended trade cycle, we have been proactive in managing our preventative maintenance program with a goal of mitigating the additional maintenance cost commonly associated with a slightly older fleet.

Purchased transportation expense, as a percentage of total revenue, remained flat at 20.9% for 2016 and 2015.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics freight management, and non-Trucking services in our Logistics segment. The overall decrease in this category is primarily due to lower fuel surcharge equivalent payments to independent contractors and third-party capacity providers. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices. Purchased transportation expense within our Logistics segment decreased as expected with the decrease in Logistics revenue, but this decrease was hindered by increased costs associated with exiting our agriculture sourcing business in the first quarter of 2016. We expect purchased transportation will increase as a percentage of total revenue, if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, increased slightly to 2.0% in 2016, from 1.9% for 2015. The increase is due in part to the decrease in Trucking fuel surcharge revenue, and less gain on sale of equipment to offset these costs.  However, in both 2016 and 2015, we recorded infrequent expenses ($2.5 million pretax ($1.5 million after tax), and $7.2 million pretax ($4.4 million after tax)) respectively, relating to expected settlement costs for class action lawsuits involving employment-related claims in California and Oregon. Excluding these infrequent expenses, and excluding the effect of the decrease in the fuel surcharge component of total revenue, and lower gain on sale of equipment, miscellaneous operating expenses decreased due to decreased legal expense associated with the prior year infrequent claim expense, and decreased costs associated with technology and our management information systems. Gains from the sale of used equipment are included in miscellaneous operating expenses and decreased to $8.1 million in 2016, from $15.3 million in 2015, as a result of a soft used equipment resale market prevalent in 2016. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent as it did in prior years, as the used equipment market softened beginning in the third quarter of 2015 and we expect a similar environment through the first half of 2017.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was 86.7% for 2016, compared to 85.0% for 2015. Our Adjusted Operating Ratio (total operating expenses, net of fuel surcharge, as a percentage of total revenue, before fuel surcharge), was 85.6% in 2016, compared to 83.2% in 2015.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to Adjusted Operating Ratio.

Net interest and other income, as a percentage of revenue, decreased to 0.4% in 2016 from 0.8% in 2015.  Other income includes realized gains from the sale of available-for-sale securities and unrealized gains from our investments in TRP investments that use the equity method of accounting. Our realized gains from the sale of available-for-sale securities were lower in 2016, compared to 2015, primarily due to fewer securities sold during 2016.  We repurchased 1.6 million shares of our common stock in 2016 for $39.9 million, and interest expense decreased in 2016 because of the decreased average borrowing during the year.  Our debt balance decreased to $18.0 million at December 31, 2016 from $112.0 million at December 31, 2015.

We provide for income taxes at the statutory federal and state rates, adjusted for permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 38.0% for 2016 and 36.8% for 2015.  The unusually low rate in 2015 was attributable to favorable tax positions taken on amended federal and state income tax returns for tax years 2010 through 2013 and other miscellaneous non-recurring decreases, which positively impacted our net income by approximately $5.4 million.

As a result of the preceding factors, our net income attributable to Knight Transportation decreased to 8.4%, compared to 9.9% in 2015.

Fiscal 2015 Compared to Fiscal 2014

Operating Revenue

Total revenue increased 7.3% for 2015 to $1.2 billion from $1.1 billion for 2014, generally because of increased tractor productivity and average revenue per loaded mile in our Trucking segment and shipment volume growth in our Logistics segment.

Trucking revenue increased to $830.7 million in 2015 from $715.7 million in 2014.  Trucking fuel surcharge revenue decreased to $121.2 million in 2015 from $176.3 million in 2014, as fuel prices declined in each quarter of 2015.  Tractor productivity, as measured by average annual Trucking revenue, before fuel surcharge per tractor, increased in 2015, compared to 2014. This was attributable to improved contract pricing.  Average revenue per loaded mile increased 4.2%, as we improved pricing, but was partially offset by an increase in non-paid empty mile percentage rate to 12.0% from 10.1%.

Logistics revenue is primarily generated by the Brokerage and Intermodal operating units.  Logistics revenue was $231.0 million in 2015 and $210.3 million in 2014. We achieved the increase in revenue by providing more capacity to our customers through our third-party carriers and rail providers. Shipment volume growth in our Brokerage business, which is the largest component of our Logistics segment, increased 47.9% in 2015 compared to 2014, as we continued to increase our buyer pool, which lead to increased access to third-party capacity. Although our revenue per load was negatively affected in 2015 as a result of lower fuel surcharge, a shorter length of haul, and fewer non-contract opportunities, we continued to expand gross margins.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, increased to 28.2% in 2015 from 24.7% in 2014.  Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits expense in our consolidated statements of income.  Factors contributing to the increase include increases in driver base pay, and a shift from purchased transportation expense to driver salaries and wages expense, as a greater percentage of our tractor fleet was comprised of company tractors rather than independent contractors. Our non-driver personnel salaries and wages increased, as did our payroll taxes and costs associated with benefits provided, as we increased our number of employees, particularly in our Logistics segment. We improved our pay and performance bonus for our driving associates in 2015 in response to an increasingly challenging driver market.

Fuel expense decreased, as a percentage of total revenue, to 12.9% in 2015, from 18.5% in 2014, as the U.S. National Average Diesel Fuel price decreased by 29.2% in 2015. Fuel expense, net of Trucking fuel surcharge, expressed as a percentage of Trucking revenue, before Trucking fuel surcharge, remained flat year-over-year.  Our fuel efficiency initiatives, such as trailer blades, idle-control, more fuel-efficient engines, and driver training programs, continued to be contributing factors in controlling our fuel expense on a cost per company tractor operated mile basis.  However, as a percentage of revenue, net fuel expense was consistent, as lower diesel fuel prices and improved fuel efficiency were offset by a greater percentage of miles operated by company-owned tractors (for which we pay the fuel cost) instead of independent contractors (who bear their own fuel cost) in 2015 compared to 2014, as well as an increase in non-paid empty miles percentage (for which we do not receive fuel surcharges).  As discussed above, due to the time lag inherent in the fuel surcharge program, our fuel expense, net of fuel surcharge, negatively affects our operating income during periods of sharply rising fuel costs and positively affects our operating income during periods of falling fuel costs.  Fuel prices began falling toward the end of 2014 and continued to fall each quarter in 2015, as compared to the same periods in 2014.

Operations and maintenance expense, as a percentage of total revenue, increased to 6.8% in 2015 from 6.5% in 2014.  Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  Operations and maintenance expense as a percentage of revenue, before Trucking fuel surcharge, decreased slightly to 7.6% in 2015 from 7.7% in 2014, as a result of the increased revenue generated in 2015 compared to 2014.

Insurance and claims expense, as a percentage of total revenue, increased slightly to 2.9% in 2015, from 2.8% in 2014. Insurance and claims expense as a percentage of revenue, before fuel surcharge, decreased to 3.2% in 2015 from 3.4% in 2014, and decreased slightly on a per mile basis, year-over-year. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and licenses expense, as a percentage of total revenue, remained flat at 1.6% for 2015 and 2014. This expense line item is impacted by changes in various fuel tax rates and registration fees associated with our tractor fleet and regional operating facilities.

Communications expense, as a percentage of total revenue, remained flat at 0.4% for 2015 and 2014.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 9.4% for 2015 from 8.4% in 2014, primarily because of the decrease in fuel surcharge revenue.  As a percentage of revenue, before Trucking fuel surcharge, depreciation and amortization increased to 10.5% in 2015 from 10.0% in 2014, as our Trucking revenue growth outpaced revenue growth in our Logistics segment, which is less capital intensive. A greater percentage of our tractor fleet was comprised of company-owned tractors rather than tractors provided by independent contractors, and we experienced higher equipment prices.  Depreciation and amortization expense for our Trucking segment, as a percentage of Trucking revenue, was 12.9% in 2015 and 12.3% in 2014. The increased expense is primarily related to the increased number of tractors and trailers owned during 2015.  The increased expense was partially offset by higher average revenue per tractor. The majority of our company-owned tractor fleet is comprised of tractors with 2014 compliant engines, which are more expensive than previous tractors due to compliance with NHTSA and EPA emissions standards.

Purchased transportation expense, as a percentage of total revenue, decreased to 20.9% for 2015 from 21.6% for 2014.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; and (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics freight management, and non-Trucking services in our Logistics segment. The overall decrease in this category is primarily due to lower fuel surcharge equivalent payments to independent contractors and third-party capacity providers, a smaller percentage of our miles being operated by independent contractors, and the growth in our larger Trucking segment operations, which grew revenues by 16.1% in 2015.  Purchased transportation expense attributed to payments to third-party capacity providers (including railroads and sourcing activities) in our Logistics segment increased 10.4% in 2015, when compared to 2014. Purchased transportation costs generally take into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices.

Miscellaneous operating expenses, as a percentage of total revenue, increased to 1.9% in 2015, from 0.7% for 2014. The increase is primarily due to the infrequent expense recorded in the second quarter of 2015 for $7.2 million pretax ($4.4 million after tax) relating to expected settlement costs of two class action lawsuits involving employment-related claims in California and Oregon, and also due in part to the decrease in Trucking fuel surcharge component of total revenue, and less gain on sale of equipment to offset these costs.  Excluding this infrequent expense, and excluding the effect of the decrease in the fuel surcharge component of consolidated revenue, and lower gain on sale of equipment, miscellaneous operating expenses increased due to increased legal expense associated with the infrequent claim expense, an increase in costs associated with technology and our management information systems, and revenue equipment operating lease expense. Gains from the sale of used equipment are included in miscellaneous operating expenses and decreased to $15.3 million in 2015, from $16.8 million in 2014.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was 85.0% for 2015, compared to 85.2% for 2014.  Our Adjusted Operating Ratio (total operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge), was 83.2% in 2015, compared to 82.4% in 2014.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to Adjusted Operating Ratio.

Net interest and other income, as a percentage of revenue, remained constant at 0.8% in 2015, and 2014.  Other income included realized gains from the sale of available-for-sale securities and unrealized gains from our investments in TRP III using the equity method of accounting. Our realized gains from the sale of available-for-sale securities were higher in 2015, compared to 2014.  In the fourth quarter of 2014, we funded the acquisition of Barr-Nunn for approximately $112.4 million with borrowings from our existing line of credit. We repurchased 1.6 million shares of our common stock in 2015 for $45.3 million, and interest expense increased in 2015 because of the increased average borrowing during the year.  Our debt balance decreased to $112.0 million at December 31, 2015, from $134.4 million at December 31, 2014.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 36.8% for 2015 and 39.7% for 2014.  The unusually low rate in 2015 was attributable to favorable tax positions taken on amended federal and state income tax returns for tax years 2010 through 2013 and other miscellaneous non-recurring decreases, that positively affected our net income by approximately $5.4 million.

As a result of the preceding factors, our net income attributable to Knight Transportation increased to 9.9%, compared to 9.3% in 2014.

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

Net cash provided by operating activities was approximately $243.4 million, $205.8 million, and $177.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.  The increase for 2016 is primarily due to lower income tax payments made in 2016, as we depleted the large income tax receivable balance on our consolidated balance sheet at December 31, 2015.

Net cash used in investing activities was approximately $101.0 million, $138.3 million, and $266.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.  The higher investment total in 2014 is due to the acquisition of Barr-Nunn in the fourth quarter of 2014 for approximately $110.5 million total consideration. Excluding the Barr-Nunn acquisition, capital expenditures for the purchase of revenue equipment (net of equipment sales and trade-ins), office equipment, and land and leasehold improvements totaled $89.0 million, $149.4 million, and $178.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.  The decrease in 2016 is due to our decision to limit organic fleet expansion and extend the expected trade cycle of our tractors in response to a challenging freight market and soft used equipment market. Excluding any acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $95.0 million to $110.0 million for 2017.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment for replacement and not fleet growth.

Net cash from financing activities typically varies with borrowing activity on our line of credit. In 2016 and 2015, we had net payments to our line of credit of $94.0 million and $22.4 million, respectively, while in 2014, we had net proceeds from borrowing on our line of credit of $96.4 million to fund the purchase of Barr-Nunn. Exercises of stock options and repurchases of our common stock also contributed to the changes in cash used or provided by financing activities during the three years ended December 31, 2016. We repurchased $39.9 million of our common stock on the open market in 2016, and $45.3 million in 2015, while we did not repurchase any of our common stock in 2014. Proceeds from exercises of stock options were $13.2 million, $9.9 million, and $24.4 million in 2016, 2015, and 2014, respectively. We returned $19.6 million, $19.9 million, and $19.6 million to our shareholders by way of dividends in 2016, 2015, and 2014, respectively.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million and matures on August 1, 2019.  As of December 31, 2016, the aggregate amount outstanding under our line of credit was $18.0 million, which is classified as a long-term liability in the accompanying consolidated balance sheets. We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  The issued but unused letters of credit totaled $31.3 million as of December 31, 2016 and $27.4 million as of December 31, 2015.  Combining the amounts borrowed and letters of credit issued, we had $250.7 million available for future borrowing under our existing line of credit as of December 31, 2016, compared to $160.6 million as of December 31, 2015.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, our cash and cash equivalents totaled approximately $8.0 million, compared to $8.7 million as of December 31, 2015.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur additional debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our consolidated statements of income, and totaled $5.0 million, $4.7 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2016, our contractual obligations and payments due by corresponding period for our short- and long-term operating expenses and other commitments (amounts in thousands).

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1-3 years	3-5 years	More than 5 years
Purchase obligations(1)	$119,041	$119,041	$-	$-	$-
Long-term debt(2)	18,000	-	18,000	-	-
Investment commitments(3)	4,740	2,038	1,870	732	100
Operating leases – buildings & equipment	7,871	4,253	3,297	317	4
Dividend payable	1,782	271	502	477	532
Total	$151,434	$125,603	$23,669	$1,526	$636

(1)	Purchase obligations primarily consist of obligations to purchase revenue equipment from contracted vendors, and a carry forward of approximately $3.5 million from 2016 contracts.
(2)	Long-term debt of $18.0 million is borrowings under our line of credit, which has a maturity date of August 2019. We expect to pay-off the debt balance prior to the final maturity date.
(3)
Investment commitments primarily consist of contractual obligations to investments in various Transportation Resource Partnerships, which are subject to capital calls.  The expected timing of the capital calls is presented above.

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

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation.  Property and equipment is depreciated to an estimated salvage value using the straight-line method over the asset's estimated useful life, which ranges from one to thirty years. Salvage values range from zero to 25% of the capitalized cost.  We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice.  We both routinely and periodically review and make a determination whether the salvage value of our tractors and trailers is higher or lower than originally expected.  This determination is based upon (i) market conditions in equipment sales, (ii) the guaranteed repurchase price with contracted dealerships, and (iii) the average miles driven on the equipment being sold.  Future changes in our useful life or salvage value estimates, or fluctuation in market value not reflected in our estimates, could have a material effect on our results of operations.  We continually monitor events and changes in circumstances for indications that the carrying amounts of our property and equipment may not be recoverable.  When indicators of potential impairment are present, we compare the carrying value of our assets to the fair value to determine if any impairment exists.  In the event that the carrying value exceeds the fair market value, we will adjust the property and equipment to the fair value and recognize any impairment loss.  Our assets classified as held for sale are carried at the lower of cost or net selling value.

Claims Accrual.  Reserves are established based on estimated or expected losses for claims.  The primary claims arising for us consist of cargo liability, personal injury, property damage, collision, comprehensive, workers' compensation, and employee medical expenses.  We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities.  We also maintain insurance to cover liabilities in excess of the self-insurance amounts.  The reserves are analyzed quarterly and represent accruals for the estimated self-insured portion of pending claims, including adverse development of known claims, as well as incurred but not reported claims.  Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, the facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims.  We have significant exposure to fluctuations in the number and severity of claims.  If there is an increase in the frequency and severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected.

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

Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method, in accordance with ASC 740-10, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations and because any deferred assets can be fully offset by deferred liabilities.  Accordingly, if the facts or financial results were to change in such a way as to affect the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in the appropriate period.

Management judgment is also required regarding a variety of other factors including the appropriateness of tax strategies, expected future tax consequences based on our future performance, and our likelihood of success in the event that tax strategies are challenged by taxing authorities.  We utilize certain income tax planning strategies to reduce our overall income taxes.  It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes.  Significant management judgments are involved in assessing the likelihood of sustaining the strategies and determining the likely range of defense and settlement costs.  An ultimate result worse than our expectations could adversely affect our results of operations.

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

Beginning in 2014, we issued performance restricted stock units (“PRSUs”), to selected key employees, that may be earned based on achieving performance targets approved by our compensation committee annually. The initial award is subject to an adjustment determined by our performance achieved over a three-year performance period when compared to the objective performance standards adopted by the Compensation Committee; this adjustment ranges from 0 percent to 150 percent of the initial amount of the grant. A further adjustment is made based on our total shareholder return compared to a peer group approved by our Compensation Committee. This adjustment ranges from 75 percent to 125 percent of the award after adjustment for our performance. Furthermore, the PRSUs have additional service requirements subsequent to the achievement of the performance targets. PRSUs do not earn dividend equivalents. The fair value of each PRSU grant is estimated on the grant date using the Monte Carlo Simulation valuation model. Compensation expense is recognized straight-line over the requisite service period based on management’s estimated probability of the performance targets being satisfied, adjusted at each balance sheet date.

We have service and performance-based restricted stock awards outstanding.  Our compensation expense is based on fair value recognition provisions of ASC 718 under which we estimate the expense.

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

Interest Rate Risk

We have interest rate risk to the extent we borrow against our line of credit or incur other debt.  Our line of credit bears a variable interest rate set at either at the prime rate or LIBOR plus 0.625%.  Accordingly, our earnings would be affected by changes in these short-term interest rates.  Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates.  At our average level of borrowing during 2016, a 1.0% increase in our applicable interest rate would reduce pretax earnings, on an annualized basis, by approximately $0.7 million.

Historically, we have invested our excess cash primarily in highly liquid debt instruments of the United States government and its agencies, municipalities in the United States, money market funds, and equity securities (e.g., common stock).  Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk.  The fair market value of fixed rate securities may be adversely affected due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.  Due in part to these factors, our income from investments might decrease in the future.

Commodity Price Risk

We are subject to commodity price risk with respect to fuel.  The price and availability of diesel fuel can fluctuate due to market factors that are beyond our control.  Because we do not recover the full amount of fuel price increases, we believe fuel surcharges are effective at mitigating some, but not all, of the risk of high fuel prices.  As of December 31, 2016, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations, but we may use such instruments in the future. At our average level of fuel purchasing during 2016, a 10% increase in the average price per gallon, net of fuel surcharge collection, would decrease pretax earnings, on an annualized basis, by approximately $6.3 million.

Item 8.          Financial Statements and Supplementary Data

The consolidated balance sheets of Knight Transportation, Inc. and subsidiaries, as of December 31, 2016 and 2015, and the related consolidated statements of income, consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, together with the related notes and the reports of Grant Thornton LLP, our current independent registered public accounting firm,  are set forth beginning at page F-1 in this report.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports, other members of senior management, and the Board of Directors.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, as of December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are at a reasonable level of assurance, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

With the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2016.  Based on our management's evaluation under the criteria set forth in the Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016.  No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the internal control over financial reporting of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

 Phoenix, Arizona
March 1, 2017

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers, and Corporate Governance

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Class II Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers; Named Executive Officers," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Audit Committee," "Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance - Code of Ethical Conduct," from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2017 Annual Meeting of Shareholders to be held May 11, 2017.

Item 11.          Executive Compensation

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee – Compensation Committee Report" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2017 Annual Meeting of Shareholders to be held May 11, 2017.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2016, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,737,400	$23.19	1,566,969
Equity compensation plans not approved by security holders	-	-	-
Total	1,737,400	$23.19	1,566,969

We have also issued restricted stock units and performance based restricted stock units to our employees, which are not included in the number of securities to be issued upon exercise of outstanding options, warrants, and rights, as listed in Column A above.  Our restricted stock units and performance based restricted stock units vest gradually over periods ranging from four to 13 years.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2017 Annual Meeting of Shareholders to be held May 11, 2017.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "Corporate Governance - The Board of Directors and Its Committees" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2017 Annual Meeting of Shareholders to be held May 11, 2017.

Item 14.          Principal Accounting Fees and Services

We incorporate by reference the information contained under the heading "Principal Accounting Fees and Services" from our definitive Proxy Statement to be delivered to our shareholders in connection with the 2017 Annual Meeting of Shareholders to be held May 11, 2017.

PART IV

Item 15.          Exhibits and Financial Statement Schedule

(a)          The following documents are filed as part of this report on Form 10-K beginning at page F-1, below.

1.          Consolidated Financial Statements:

Knight Transportation, Inc. and Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

2.          Consolidated Financial Statement Schedules required to be filed by Item 8 and Paragraph (b) of Item 15:

Schedule II – Valuation and Qualifying Accounts and Reserves

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
10.15
Third Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 2, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended September 30, 2016.)

10.16
Fourth Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Associated, dated August 8, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the period ended September 30, 2016.)

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

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT TRANSPORTATION, INC.

	By:	/s/ David A. Jackson
David A. Jackson
Date: March 1, 2017		President and Chief Executive Officer, in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kevin P. Knight	March 1, 2017
Kevin P. Knight, Chairman of the Board and Director

/s/ David A. Jackson	March 1, 2017
David A. Jackson, President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Adam W. Miller	March 1, 2017
Adam W. Miller, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary J. Knight	March 1, 2017
Gary J. Knight, Vice Chairman and Director

/s/ G.D. Madden	March 1, 2017
G.D. Madden, Director

/s/ Kathryn Munro	March 1, 2017
Kathryn Munro, Director

/s/ Michael Garnreiter	March 1, 2017
Michael Garnreiter, Director

/s/ Richard Lehmann	March 1, 2017
Richard Lehmann, Director

/s/ Richard Kraemer	March 1, 2017
Richard Kraemer, Director

/s/ Roberta Roberts Shank	March 1, 2017
Roberta Roberts Shank, Director

/s/ Robert Synowicki, Jr.	March 1, 2017
Robert Synowicki, Jr., Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Knight Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Knight Transportation, Inc. (an Arizona corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Transportation, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 1, 2017

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands)

Assets	2016	2015
Current Assets:
Cash and cash equivalents	$8,021	$8,691
Trade receivables, net of allowance for doubtful accounts of $2,727 and $3,106, respectively	142,167	131,945
Notes receivable, net of allowance for doubtful notes receivable of $240 and $273, respectively	560	648
Prepaid expenses	13,244	17,320
Assets held for sale	9,634	29,327
Other current assets	8,159	14,215
Income tax receivable	8,406	41,967
Total current assets	190,191	244,113

Property and Equipment:
Revenue equipment	910,042	866,252
Land and land improvements	54,106	52,951
Buildings and building improvements	145,866	139,102
Furniture and fixtures	20,241	18,363
Shop and service equipment	16,859	16,729
Leasehold improvements	4,735	3,061
Gross property and equipment	1,151,849	1,096,458

Less: accumulated depreciation and amortization	(348,991)	(292,815)

Property and equipment, net	802,858	803,643
Notes receivable, long-term	3,047	3,419
Goodwill	47,031	47,050
Intangible assets, net	2,575	3,075
Other long-term assets and restricted cash and investments	32,823	18,932
Total long-term assets	888,334	876,119

Total assets	$1,078,525	$1,120,232

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2016 and 2015
(In thousands, except par value)

Liabilities and Shareholders' Equity	2016	2015
Current Liabilities:
Accounts payable	$18,006	$14,818
Accrued payroll and purchased transportation	25,017	23,776
Accrued liabilities	16,722	21,609
Claims accrual – current portion	18,633	19,471
Dividend payable – current portion	272	349
Total current liabilities	78,650	80,023

Long-term Liabilities:
Claims accrual – long-term portion	13,290	11,508
Long-term dividend payable and other liabilities	1,854	2,164
Deferred tax liabilities	178,000	174,165
Long-term debt	18,000	112,000
Total long-term liabilities	211,144	299,837

Total liabilities	289,794	379,860

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,229 and 80,967 shares issued and outstanding at December 31, 2016 and 2015, respectively	802	810
Additional paid-in capital	223,267	205,648
Accumulated other comprehensive income	-	2,573
Retained earnings	562,404	529,367

Total Knight Transportation shareholders' equity	786,473	738,398
Noncontrolling interest	2,258	1,974
Total shareholders' equity	788,731	740,372

Total liabilities and shareholders' equity	$1,078,525	$1,120,232

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the Years Ended December 31, 2016, 2015, and 2014
(In thousands, except per share data)

	2016	2015	2014

Revenue:
Revenue, before fuel surcharge	$1,028,148	$1,061,739	$925,985
Fuel surcharge	89,886	121,225	176,347

Total revenue	1,118,034	1,182,964	1,102,332

Operating Expenses:
Salaries, wages and benefits	333,929	334,069	271,815
Fuel	129,696	152,752	203,758
Operations and maintenance	76,246	80,855	71,558
Insurance and claims	34,441	33,632	31,133
Operating taxes and licenses	18,728	18,911	17,972
Communications	4,182	4,095	4,899
Depreciation and amortization	116,160	111,023	92,893
Purchased transportation	233,863	246,864	238,041
Miscellaneous operating expenses	22,310	22,763	7,541

Total operating expenses	969,555	1,004,964	939,610
Income from operations	148,479	178,000	162,722

Other Income (Expense):
Interest income	309	460	458
Interest expense	(897)	(998)	(730)
Other income	4,939	9,042	9,380
Total other income	4,351	8,504	9,108

Income before income taxes	152,830	186,504	171,830

Income Taxes	57,592	68,047	67,809

Net income	95,238	118,457	104,021
Net income attributable to noncontrolling interest	(1,375)	(1,739)	(1,159)
Net income attributable to Knight Transportation	$93,863	$116,718	$102,862

Earnings per share:
Basic	$1.17	$1.43	$1.27
Diluted	$1.16	$1.42	$1.25

Dividends declared per share	$0.24	$0.24	$0.24

Weighted Average Shares Outstanding:
Basic	80,362	81,491	80,947
Diluted	81,228	82,467	82,042

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014

Net income	$95,238	$118,457	$104,021
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	(2,771)	(5,273)	(1,932)
Unrealized (losses) gains from changes in fair value of available-for-sale securities(2)	198	(4,385)	9,581
Comprehensive income	$92,665	$108,799	$111,670
Comprehensive income attributable to noncontrolling interest	(1,375)	(1,739)	(1,159)
Comprehensive income attributable to Knight Transportation	$91,290	$107,060	$110,511

(1)	Net of current income taxes of $1,723, $3,318, and $1,233, respectively.
(2)	Net of deferred income tax (benefits) expenses of $104, $(2,870), and $6,203, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Knight Transportation Shareholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2013	80,199	$802	$150,858	$397,346	$4,582	$553,588	$945	$554,533
Exercise of stock options and RSUs	1,634	16	24,350	-	-	24,366	-	24,366
Issuance of common stock	9	-	200	-	-	200	-	200
Shares withheld from RSU settlement	-	-	-	(1,027)	-	(1,027)	-	(1,027)
Excess tax benefit of stock option exercises	-	-	5,273	-	-	5,273	-	5,273
Employee stock-based compensation expense	-	-	4,503	-	-	4,503	-	4,503
Cash dividends paid and dividends accrued	-	-	-	(19,654)	-	(19,654)	-	(19,654)
Net income attributable to Knight	-	-	-	102,862	-	102,862	-	102,862
Other comprehensive income	-	-	-	-	7,649	7,649	-	7,649
Distribution to noncontrolling interest	-	-	-	-	-	-	(589)	(589)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,159	1,159

Balance, December 31, 2014	81,842	$818	$185,184	$479,527	$12,231	$677,760	$1,515	$679,275
Exercise of stock options and RSUs	720	8	9,923	-	-	9,931	-	9,931
Issuance of common stock	12	-	354	-	-	354	-	354
Company shares repurchased	(1,607)	(16)	-	(45,329)	-	(45,345)	-	(45,345)
Shares withheld from RSU settlement	-	-	-	(1,843)	-	(1,843)	-	(1,843)
Excess tax benefit of stock option exercises	-	-	3,175	-	-	3,175	-	3,175
Employee stock-based compensation expense	-	-	7,012	-	-	7,012	-	7,012
Cash dividends paid and dividends accrued	-	-	-	(19,706)	-	(19,706)	-	(19,706)
Net income attributable to Knight	-	-	-	116,718	-	116,718	-	116,718
Other comprehensive income	-	-	-	-	(9,658)	(9,658)	-	(9,658)
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,280)	(1,280)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,739	1,739

Balance, December 31, 2015	80,967	$810	$205,648	$529,367	$2,573	$738,398	$1,974	$740,372
Exercise of stock options and RSUs	832	8	13,180	-	-	13,188	-	13,188
Issuance of common stock	15	-	398	-	-	398	-	398
Company shares repurchased	(1,585)	(16)	-	(39,857)	-	(39,873)	-	(39,873)
Shares withheld from RSU settlement	-	-	-	(1,631)	-	(1,631)	-	(1,631)
Employee stock-based compensation expense	-	-	4,041	-	-	4,041	-	4,041
Cash dividends paid and dividends accrued	-	-	-	(19,338)	-	(19,338)	-	(19,338)
Net income attributable to Knight	-	-	-	93,863	-	93,863	-	93,863
Other comprehensive income	-	-	-	-	(2,573)	(2,573)	-	(2,573)
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,091)	(1,091)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	1,375	1,375

Balance, December 31, 2016	80,229	$802	$223,267	$562,404	-	$786,473	$2,258	$788,731

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$95,238	$118,457	$104,021
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	116,160	111,023	92,893
Gain on sale of equipment	(8,124)	(15,346)	(16,840)
Earn-out on sold investment	-	(208)	-
Gain on sale of available-for-sale securities	(4,494)	(8,591)	(3,165)
Income from investment in Transportation Resource Partners III	(533)	(422)	(6,139)
Impairment of investment in Transportation Resource Partners	86	177	1,041
Compensation expense for issuance of common stock to certain members of board of directors	398	354	200
Provision for allowance for doubtful accounts and notes receivable	882	1,359	1,351
Deferred income taxes	5,454	21,532	17,060
Excess tax benefits related to stock-based compensation(1)	-	(3,175)	(5,273)
Stock-based compensation expense	4,041	7,012	4,503
Changes in operating assets and liabilities:
Trade receivables	(11,099)	10,266	(17,031)
Other current assets	6,056	(870)	(1,872)
Prepaid expenses	4,076	103	(1,647)
Income tax receivable	33,561	(22,535)	(19,432)
Other long-term assets	695	(1,236)	442
Accounts payable	3,788	(8,543)	4,285
Accrued liabilities	(3,774)	(4,534)	17,258
Claims accrual	943	942	5,532
Net cash provided by operating activities	243,354	205,765	177,187

Cash Flows From Investing Activities:
Purchases of property and equipment	(154,596)	(221,660)	(260,389)
Proceeds from sale of equipment/assets held for sale	65,595	72,246	81,555
Cash proceeds from sale of available-for-sale securities	7,403	12,528	6,355
Cash receipt from notes receivable	1,797	1,779	2,309
Cash proceeds from related party notes receivable	-	-	748
Investment in Barr-Nunn Transportation	-	(3,500)	(110,517)
Cash payments to Transportation Resource Partners	(21,709)	(70)	(129)
Cash proceeds from Transportation Resource Partners	496	360	12,814
Change in restricted cash and investments	(6)	(18)	339
Net cash used in investing activities	(101,020)	(138,335)	(266,915)

Cash Flows From Financing Activities:
Dividends paid	(19,597)	(19,885)	(19,648)
Excess tax benefits related to stock-based compensation(1)	-	3,175	5,273
Shares withheld for employee taxes related to stock-based compensation(1)	(1,631)	-	-
(Payments of) proceeds from borrowing on line of credit, net	(94,000)	(22,400)	96,400
Cash distribution to noncontrolling interest holder	(1,091)	(1,280)	(589)
Payments to repurchase Company stock	(39,873)	(45,345)	-
Proceeds from exercise of stock options	13,188	9,930	24,366
Net cash (used in) provided by financing activities	(143,004)	(75,805)	105,802

Net (decrease) increase in Cash and Cash Equivalents	(670)	(8,375)	16,074
Cash and Cash Equivalents, beginning of year	8,691	17,066	992
Cash and Cash Equivalents, end of year	$8,021	$8,691	$17,066

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$3,619	$4,251	$25
Dividend accrued for restricted stock units	$103	$178	$196
Transfer from property and equipment to assets held for sale	$30,755	$49,786	$56,521
Financing provided to independent contractors for equipment sold	$1,310	$787	$1,579
Cash flow information:
Income taxes paid	$18,467	$65,594	$68,020
Interest expense paid	$941	$1,037	$666

(1)
Upon adoption of ASU 2016-09, excess tax benefits from share-based award activity is now presented as an operating activity, and shares withheld for employee taxes related to stock-based compensation is now presented as a financing activity. The Company made this adoption on a prospective basis. See Note 1 of the accompanying notes to these consolidated financial statements for additional information related to this adoption.

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

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

Use of Estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Estimates and assumptions also apply to the reported amounts of revenues and expenses during the reporting period. Our significant estimates include claims accruals and stock-based compensation expense. Actual results could differ from those estimates.

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

Notes Receivable – The Company provides financing to independent contractors and third parties on equipment sold or leased under the Company's equipment sale program.  Most of the notes are collateralized and are due in weekly installments, including principal and interest payments, ranging from 2% to 20%.  The Company had 78 and 104 loans outstanding from independent contractors and third parties as of December 31, 2016 and 2015, respectively.

The notes receivable balances are classified separately between current and long-term notes in the consolidated balance sheets.  The current and long-term balances of our notes receivables as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Notes receivable from independent contractors	$1,039	$794
Notes receivable from third parties	2,808	3,546
Gross notes receivable	3,847	4,340
Allowance for doubtful notes receivable	(240)	(273)
Total notes receivable, net of allowance	$3,607	$4,067

Current portion, net of allowance	560	648
Long-term portion	$3,047	$3,419

Assets Held for Sale - The Company had $9.6 million and $29.3 million of revenue equipment not being utilized in operations, which is classified as assets held for sale, as of December 31, 2016 and 2015, respectively.  Assets held for sale are recorded at the lower of depreciated value or fair market value less selling costs and are not subject to depreciation.  The Company periodically reviews the carrying value of these assets for possible impairment.  No impairment was recorded in 2016, 2015, or 2014.  The Company expects to sell these assets within 12 months.

Other Current Assets - Included in other current assets are inventories of tires, spare parts, and fuel.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Property and equipment is depreciated to estimated salvage values using the straight-line method of depreciation over the following estimated useful lives:

Years
Land improvements	5 - 15
Buildings and improvements	10 - 30
Furniture and fixtures	3 - 10
Shop and service equipment	2 - 10
Revenue equipment	5 - 10
Leasehold improvements	1 - 5

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center locations or corporate headquarters. Until these projects are completed, we consider these assets not yet placed in service and they are not depreciated.  Once they are placed in service, we depreciate them according to our depreciation policy. At December 31, 2016 and December 31, 2015, we had approximately $13.0 million and $17.5 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying consolidated balance sheets.

The Company expenses repairs and maintenance as incurred.  For the years ended December 31, 2016, 2015, and 2014, repairs and maintenance expense totaled approximately $31.2 million, $33.4 million, and $30.9 million, respectively.  The expense is included in “Operations and maintenance” expense in the accompanying consolidated statements of income.

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

Other Long-term Assets and Restricted Cash and Investments include (in thousands):

	2016	2015
Investment in Transportation Resource Partners (TRP)	$214	$300
Investment in Transportation Resource Partners III (TRP III)	5,882	5,752
Investment in Transportation Resource Partners IV (TRP IV)	1,882	-
Investment in Transportation Resource Partners CoInvest Partners, (NTI) I, LP (TRP Coinvestment)	10,000	-
Investment in Transportation Resource Partners CoInvest Partners, (QLS) I, LP (TRP Coinvestment QLS)	9,735	-
Restricted Cash and Investments	3,288	3,282
Available-For-Sale Equity Securities	-	7,101
Other	1,822	2,497
	$32,823	$18,932

In 2003, the Company signed a partnership agreement with TRP, a company that makes privately negotiated equity investments.  According to the original partnership agreement, the Company committed to invest $5.0 million out of approximately $260.0 million total, for a 1.9% ownership interest. In early 2006, the Company increased the commitment amount to $5.5 million.  Contributions to TRP are accounted for using the cost method as the level of influence over the operations of TRP is minor.  No gains or distributions were recorded in 2016 while the Company recorded gains from distributions totaling $208,000 in 2015. In 2014, distributions of $2.1 million were received, of which $0.5 million was a return of capital, and $1.6 million was recorded as a gain. The gains are recognized in the year distributions are received. The Company also recorded impairments of $86,000, $177,000, and $1.0 million in 2016, 2015, and 2014, respectively, for other-than-temporary loss on the investments remaining within the TRP portfolio. The Company's ownership interest in TRP is approximately 2.3%, with a carrying value of $214,000 and $300,000 at December 31, 2016 and 2015, respectively.

In 2008, the Company committed to invest $15.0 million in a new partnership managed and operated by the managers and principals of TRP. The new partnership, TRP III, focuses on the same investment opportunities as TRP. In 2015, based on an analysis of expected future fund activity, TRP III released investors from a portion of their outstanding commitment. The Company’s share of the commitment release was $2.1 million. As of December 31, 2016, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. The investment in TRP III is accounted for using the equity method. The Company has recorded income of approximately $533,000, $422,000, and $6.1 million for its investment in TRP III for years ended December 31, 2016, 2015, and 2014, respectively. In 2016, the Company received distributions totaling $496,000 from TRP III for the sale of TRP III portfolio companies. At December 31, 2016, the investment balance in TRP III was $5.9 million, compared to $5.8 million at December 31, 2015.  The Company's ownership interest was approximately 6.1% as at December 31, 2016.

In 2015, the Company committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. The Company committed to invest a total of $4.9 million to TRP IV, out of approximately $116.1 million total, for a 4.2% ownership interest and has contributed approximately $2.0 million, leaving an outstanding commitment of approximately $2.9 million as of December 31, 2016. TRP IV is accounted for using the cost method as the level of influence over the operations of TRP IV is minor. No gains or distributions were recorded during 2015 or 2016.

In the first quarter of 2016, the Company committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. The Company committed to contribute, and has paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of December 31, 2016. The investment in TRP Coinvestment is accounted for in accordance with ASC 323 “Investments – Equity Method and Joint Ventures,” which requires unconsolidated investments not considered minor to be accounted for under the equity method. No gain or loss was recorded during 2016, and the carrying value of TRP Coinvestment at December 31, 2016 was $10.0 million.

In the third quarter of 2016, the Company committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. The Company committed to contribute, and has paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of December 31, 2016. The investment in TRP Coinvestment QLS is accounted for in accordance with ASC 323 “Investments – Equity Method and Joint Ventures,” which requires unconsolidated investments not considered minor to be accounted for under the equity method. No gain or loss was recorded during 2016, and the carrying value of TRP Coinvestment QLS at December 31, 2016 was $9.7 million.

Restricted Cash and Investments – In connection with the Company's self-insurance program, $3.3 million has been set aside in escrow accounts to meet statutory requirements as of December 31, 2016 and 2015.

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

In 2015, the Company changed the date of the annual impairment testing to June 30 from September 30. This change did not result in the delay, acceleration or avoidance of an impairment charge. The Company believes this change in accounting principle is preferable because it better aligns with the Company’s annual strategic and planning process and alleviates administrative burden during the year-end reporting period. This change to the annual goodwill impairment testing was applied prospectively and had no effect on these consolidated financial statements. This change was not applied retrospectively as it is impractical to do so because retrospective application would have required the application of significant estimates and assumptions without use of hindsight.  The Company completed this annual test as of June 30, 2016, and June 30, 2015, and no adjustment for impairment was determined to be necessary.

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

The changes in the carrying amounts of goodwill were as follows (in thousands):

	2016	2015
Goodwill at beginning of period	$47,050	$47,067
Acquisition	-	-
Amortization relating to deferred tax assets	(19)	(17)
Goodwill at end of period	$47,031	$47,050

Identifiable intangible assets subject to amortization relate to customer relations and trade names acquired through the 2014 acquisition of Barr-Nunn Transportation, Inc. and certain of its affiliates (“Barr-Nunn”). The intangible assets acquired were recorded at fair value at the date of acquisition.

Intangible asset balances were as follows (in thousands):

	2016	2015
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(1,125)	(625)
Intangible assets, net	$2,575	$3,075

These intangible assets are amortized over a weighted average amortization period of 7.6 years. Amortization expense associated with these intangible assets was $0.5 million, $0.5 million, and $0.1 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, and was included in depreciation and amortization expense in the accompanying consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.5 million per year for 2017 through 2019, and $0.4 million per year in 2020 and 2021.

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

Financial Instruments- The Company's financial instruments include cash equivalents, investments held for trading, available-for-sale securities, trade receivables, notes receivable, accounts payable and long-term debt. Due to the short-term nature of cash equivalents, trade receivables, and accounts payable, the fair value of these instruments approximates their recorded value. Available-for-sale and trading securities consist of marketable equity and debt securities stated at fair value. Due to the variable interest rate, the carrying value of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and notes receivable. Aggregate revenue for the Company's three largest customers accounted for approximately 15.4%, 11.5% and 11.7% of the total revenue for the years ended 2016, 2015 and 2014, respectively. As of December 31, 2016, aggregate balances due from the three largest customers account for approximately 13.9% of the total trade receivable balance compared to 12.0% as of December 31, 2015. Revenue from the Company's single largest customer represented approximately 6.5% of total revenue for the year ended December 31, 2016, and approximately 4.5%, and 4.3%, for the years ended 2015, and 2014, respectively. The balance due from the single largest customer accounts for approximately 9.1% of the total trade receivable balance as of December 31, 2016, compared to 1.2% as of December 31, 2015.

Earnings Per Share - A reconciliation of the numerator (net income) and denominator (weighted average number of shares outstanding) of the basic and diluted earnings per share ("EPS") computations for 2016, 2015, and 2014 are as follows (in thousands, except per share data):

	2016			2015			2014
	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$93,863	80,362	$1.17	$116,718	81,491	$1.43	$102,862	80,947	$1.27
Effect of stock options & restricted stock	-	866		-	976		-	1,095
Diluted EPS	$93,863	81,228	$1.16	$116,718	82,467	$1.42	$102,862	82,042	$1.25

Certain shares of options, restricted stock units, and performance restricted stock units (“equity awards”) were excluded from the computation of diluted earnings per share because the equity award’s exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method. A summary of those shares for the years ended December 31, 2016, 2015, and 2014, respectively, is as follows:

	2016	2015	2014
Number of anti-dilutive shares	885,623	387,969	232,803

Accounting Pronouncements Adopted in 2016

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions. The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of income as a component of income tax expense when stock awards vest or are settled. The standard also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. In addition, the standard provides an accounting policy election to account for forfeitures as they occur, and now permits withholding up to the maximum statutory tax rate on certain stock-based compensation payments awards, without triggering liability accounting. Finally, the standard clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the consolidated statements of cash flows. This ASU is effective beginning January 1, 2017, with early adoption permitted.

During the fourth quarter of 2016, the Company elected to early adopt the new guidance which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.  Upon adoption, stock-based compensation excess tax benefits are recognized in the consolidated statements of income as a component of the provision for income taxes, rather than additional paid-in capital as previously recognized. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized. These amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. The Company also elected to reclassify amounts in the consolidated statements of cash flows on a prospective basis.

The adoption of the new standard resulted in a reduction to the provision for income taxes in 2016 of $1.8 million that would have been recognized in equity prior to the adoption. The standard also requires a recast of consolidated financial statements previously issued during the year of adoption, therefore, unaudited selected quarterly data previously reported for fiscal year 2016 has been recast in Note 12 to these consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. These amendments should be applied using a retrospective method to each period presented. The Company is currently evaluating the effect of adopting this standard but does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect of adopting this standard but does not expect adoption to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective approach), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The amendments in these updates will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but no earlier than January 1, 2017.

The Company is in the early stages of evaluating the effect that adopting the new guidance will have on the Company’s consolidated financial statements. The Company has established a team to evaluate and implement this standard and expects to complete the evaluation and provide additional information about any financial impact of adoption by the time the Company files its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Currently, the Company anticipates adopting the standard using the modified retrospective approach, and is still in the process of evaluating the impact adoption will have on the Company’s consolidated financial statements and related disclosures.

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

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10). This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company is currently evaluating the effect that adopting this standard will have on the consolidated financial statements.

2.          Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured on a recurring basis at fair value as of December 31, 2016 and December 31, 2015 (in thousands).

			Level One		Level Two		Level Three
	Balance at December 31, 2016	Balance at December 31, 2015	Balance at December 31, 2016	Balance at December 31, 2015	Balance at December 31, 2016	Balance at December 31, 2015	Balance at December 31, 2016	Balance at December 31, 2015
Assets:
Available-for-sale Securities:
Equity securities - common shares	-	$7,101	-	$7,101	-	-	-	-
Restricted cash and investments:
Money market funds	$1,385	$1,003	$1,385	$1,003	-	-	-	-

Trading Securities:
Debt securities - municipal securities	$1,903	$2,279	-	-	$1,903	$2,279	-	-

The Company has from time-to-time held certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity in the accompanying consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. The Company uses specific identification to determine the cost of securities sold, and amounts reclassified out of accumulated other comprehensive income into earnings.

The following table shows the Company’s realized gains during the years ended December 31, 2016, 2015, and 2014, on certain securities that were held as available-for-sale (in thousands). The cost of securities sold is based on the specific identification method and included in “Other income” in the accompanying consolidated statements of income.

	December 31,
	2016	2015	2014
Sales proceeds	$7,403	$12,528	$6,355
Cost of securities sold	2,909	3,937	3,190
Realized gain	$4,494	$8,591	$3,165

Realized gains, net of taxes	$2,771	$5,273	$1,932

No available-for-sale equity investments were included in "Other long-term assets and restricted cash and investments" in the accompanying consolidated balance sheets at December 31, 2016. As of December 31, 2015, the available-for-sale investment balance was approximately $7.1 million, including gross unrealized gains of approximately $4.2 million, or $2.6 million (net of tax). The cost basis of these investments at December 31, 2015, was approximately $2.9 million.

3.          Line of Credit and Long-Term Debt

The Company maintained a revolving line of credit with Wells Fargo Bank, which permitted revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million, and matures August 1, 2019. Interest is incurred on borrowings under the line of credit at either the prime rate, or LIBOR plus 0.625%, determined at the time of borrowing.  The Company had $18.0 million and $112.0 million outstanding under the line of credit as of December 31, 2016 and 2015, respectively.  The weighted average variable annual percentage rate ("APR") for amounts borrowed in 2016 was 1.08%, and 0.88% for amounts borrowed in 2015.  Borrowing under the line of credit is recorded in the "Long-term debt" line of the accompanying consolidated balance sheets.  In connection with the Company’s self-insurance program, as of December 31, 2016, the Company also utilized $31.3 million of the line of credit for letters of credit issued to various regulatory authorities and insurance carriers in connection with the Company’s self-insurance programs.  The Company has $250.7 million available for future borrowings at December 31, 2016.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the year ended December 31, 2016 was 1.32%, and 1.05% for the year ended December 31, 2015. The Company is obligated to comply with certain financial and other covenants under the line of credit agreement and was in compliance with such covenants at, and for the years ended, December 31, 2016 and 2015.

4.          Income Taxes

Income tax expense consisted of the following (in thousands):

	2016	2015	2014
Current income taxes:
Federal	$43,638	$41,549	$42,101
State	8,500	4,966	8,648
	52,138	46,515	50,749
Deferred income taxes:
Federal	6,789	19,666	12,644
State	(1,335)	1,866	4,416
	5,454	21,532	17,060
	$57,592	$68,047	$67,809

The effective income tax rate is different than the amount that would be computed by applying statutory corporate income tax rates to income before income taxes.  The differences are summarized as follows (in thousands):

	2016	2015	2014
Tax at the statutory rate (35%)	$53,490	$65,277	$60,141
State income taxes, net of federal benefit	4,657	4,441	8,492
Nondeductible driver per diem	1,685	1,982	1,885
Other, net	(2,240)	(3,653)	(2,709)
	$57,592	$68,047	$67,809

The net effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax liabilities (assets):
Property and equipment depreciation	$192,363	$185,678
Claims accrual	(11,355)	(10,578)
Stock compensation	(3,101)	(3,837)
Investments	(440)	582
Prepaid expenses deducted for tax purposes	2,737	2,947
Other, net	(2,204)	(627)
Deferred tax liabilities, net	$178,000	$174,165

As of December 31, 2016, the Company had state income tax credit carryforwards for which a deferred tax asset was recorded in the amount of $1.8 million.  Of the amount recorded, $0.4 million expires in the year 2020 and the remaining $1.4 million expires in the year 2021.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Unrecognized tax benefits are defined as the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740, Income Taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Beginning balance	$-	$-	$-
Additions for tax positions of prior years	729	-	-
Ending balance	$729	$-	$-

If recognized, the $0.7 million balance of unrecognized tax benefits as of December 31, 2016 would affect the Company’s effective tax rate, but would not result in adjustments to other tax accounts, including deferred taxes.

The Company believes it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits related to federal tax credit claims for refund may be necessary within the coming year due to settlement of the claims with the relevant taxing authority.

Potential interest and penalty accruals and reversals related to unrecognized tax benefits are recognized as a component of income tax expense.  As of December 31, 2016, 2015, and 2014, there were no interest or penalties accrued related to unrecognized tax benefits.

The Company files federal and state income tax returns with varying statutes of limitations. The 2012 through 2016 tax years generally remain subject to examination by the federal and state tax authorities.

5.          Commitments and Contingencies

a.          Purchase Commitments

The Company's purchase commitments for 2017 total $119.0 million, which primarily consist of revenue equipment from contracted vendors, and includes a carry forward of approximately $3.5 million from 2016 contracts.  The Company generally has the option to cancel with advanced notice ranging from nine weeks to 90 days prior to the scheduled production.

b.          Investment Commitments

The Company's outstanding commitment to invest in TRP III is $1.8 million as of December 31, 2016. The Company’s outstanding commitment to invest in TRP IV is $2.9 million as of December 31, 2016.

c.          Operating Leases

The Company periodically leases revenue equipment, certain service center building facilities, and communication equipment under non-cancelable operating leases.  The Company also has operating leases for trailer storage.  Operating lease expense under operating leases was approximately $5.0 million, $4.7 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Operating lease expense is included as an operating expense under "Miscellaneous operating expenses" in the consolidated statements of income.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
2017	4,253
2018	2,725
2019	572
2020	277
2021	40
2022	4
Total	$7,871

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

The Company is a defendant in a class action lawsuit that was filed on April 19, 2012 and removed to the United States District Court for the Western District of Washington (the “Court”). The plaintiffs, who are current and former drivers who worked for the Company during the period of April 19, 2009 through the date of preliminary approval of the settlement by the Court, allege claims for failure to separately pay for rest breaks, failure to pay minimum wage, and unauthorized deductions under Washington Labor Regulations. In the fourth quarter of 2016, the Company reached a preliminary settlement with the plaintiffs, subject to approval by the Court.

As a result of the Washington settlement, the Company has accrued a total of $2.5 million, including the plaintiffs’ estimated attorneys’ fees and related costs and excluding attorneys’ fees and costs related to our defense, in the consolidated financial statements at December 31, 2016.

Based on claims resolved this year, and the Company’s present knowledge of the facts and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, is not likely to have a materially adverse effect on our consolidated financial statements.

6.          Claims Accrual

The primary claims arising for the Company consist of auto liability (personal injury and property damage), cargo liability, collision, comprehensive and workers' compensation.  The Company is insured against auto liability claims under an SIR policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, the Company has been responsible for aggregate losses up to $1.5 million.  For the policy periods March 1, 2015 to March 1, 2016 and March 1, 2016 to March 1, 2017, the Company's SIR is $2.5 million with no additional responsibility for "aggregate" losses.  The Company is also self-insured for workers' compensation coverage, with a self-retention level of a maximum $1.0 million per occurrence.  The Company establishes reserves to cover these self-insured liabilities and maintains insurance to cover liabilities in excess of those amounts.  The Company's insurance policies provide for excess personal injury and property damage liability up to a total of $130.0 million per occurrence, which also includes a separate $2.5 million dollar aggregate deductible.

The Company also maintains excess coverage for employee medical expenses and hospitalization.  The self- retention amount for employee medical health was $225,000 per claimant for 2015 and $240,000 per claimant for 2016 and 2017.

The Company's claims reserves are classified separately between current and long-term in the balance sheet.  The current and long-term balance of the Company's claims reserves at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Auto reserves	$21,474	$18,926
Workers' compensation reserves	7,935	8,815
Employee medical reserves	2,514	3,238
Total reserves	$31,923	$30,979

Current portion	$18,633	$19,471
Long-term portion	$13,290	$11,508

A reconciliation of the beginning and ending amount of the Company's claims reserves for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Beginning balance	$30,979	$30,037
Provisions recorded	51,323	52,031
Claims paid and direct expenses	(50,379)	(51,089)
Total reserves	$31,923	$30,979

The provision recorded for the year ended December 31, 2016, is comprised of $33.9 million for insurance and claims expense, which is included in the "Insurance and claims" line of the consolidated statements of income, $6.5 million for workers' compensation expense and $10.9 million for medical expense, both of which are included in the "Salaries, wages and benefits" line of the consolidated statements of income.  The provision recorded for the year ended December 31, 2015, is comprised of $33.4 million for insurance and claims expense, $7.9 million for workers' compensation expense, and $10.7 million for medical expense.

7.          Shareholders' Equity

During 2016, 2015, and 2014, certain non-employee Board of Director members received annual director fees through the issuance of common stock in equivalent shares.  The table below reflects this activity for the years as presented.

	2016	2015	2014
Annual director fees paid through stock issuance	$398,189	$354,168	$200,484
Shares of common stock issued	15,026	11,853	8,828
Dividends paid per common share	$0.24	$0.24	$0.24

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

Under the 2015 Plan, the Compensation Committee is authorized to issue awards of common stock to directors as compensation for their services. In the past, director compensation was paid 50% by cash and 50% by stock. In 2015, the Compensation Committee adopted a new Directors Equity Grant Policy which allows directors to elect to receive in excess of 50% of their total compensation in stock, up to 100%. Directors who are our officers or employees or 10% shareholders do not receive compensation for board or board committee service.  Stock awards issued to directors are valued at the closing price of our common stock on the date of the grant.

Stock-based compensation charges were approximately $4.0 million, $7.0 million, and $4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, which reduced income from operations accordingly.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

The Company received $13.2 million, $9.9 million, and $24.4 million in cash from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements was approximately $1.8 million, $3.2 million, and $5.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Year Ended December 31,
	2016	2015	2014
Dividend yield(1)	0.99%	0.80%	1.06%
Expected volatility(2)	27.91%	25.88%	28.01%
Risk-free interest rate(3)	0.90%	0.98%	0.82%
Expected terms(4)	2.74 years	2.74 years	2.74 years
Weighted average fair value of options granted	$4.28	$5.00	$3.96

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

As of December 31, 2016, there was approximately $3.4 million of unrecognized compensation cost related to stock option compensation awards. That cost is expected to be recognized over a weighted-average period of 1.7 years, and a total period of 3.2 years.

A summary of the award activity for the years ended December 31, 2016, 2015, and 2014 is presented below:
	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,008,872	$21.41	2,142,971	$17.80	3,374,846	$16.26
Granted	569,480	$24.23	590,141	$29.81	399,550	$22.74
Exercised	(708,244)	$18.62	(594,673)	$16.65	(1,551,400)	$15.73
Forfeited and Expired	(132,708)	$24.95	(129,567)	$21.76	(80,025)	$17.90

Outstanding at end of year	1,737,400	$23.19	2,008,872	$21.41	2,142,971	$17.80

Vested and exercisable at end of year	605,627	$19.26	989,396	$17.45	1,383,888	$16.86

Weighted average fair value of options granted during the period		$4.28		$5.00		$3.96

As of December 31, 2016, the number of options that were currently vested and expected to become vested was 1,664,830.  These options have a weighted-average exercise price of $23.08, a weighted-average contractual remaining term of 2.8 years, and an aggregate intrinsic value of $16.6 million.

The following table summarizes information about stock options to purchase the Company's common stock at December 31, 2016:

Range of Exercise Prices	Shares Outstanding	Weighted Avg. Contractual Years Remaining	Weighted Avg. Exercise Price Per Share	Number Vested and Exercisable	Weighted Avg. Exercise Price Per Share for Vested and Exercisable
$12.63 - 14.73	1,000	2.08	$13.34	1,000	$13.34
$14.74 - 16.83	205,109	1.56	$15.26	138,545	$15.09
$16.84 - 18.94	346,150	1.44	$17.85	326,870	$17.80
$18.95 - 33.27	1,185,141	3.54	$26.14	139,212	$26.97
Overall Total	1,737,400	2.89	$23.19	605,627	$19.26

The total intrinsic value of options exercised during the twelve-month period was $7.1 million, $8.3 million, and $17.8 million in 2016, 2015, and 2014, respectively.  Based on the market price as of December 31, 2016, the intrinsic value of options outstanding as of December 31, 2016, was approximately $17.2 million, and the intrinsic value of options exercisable for the same period was approximately $8.3 million.  The weighted average remaining contractual life as of December 31, 2016, for vested and exercisable options is 1.8 years.

The Company also issues restricted stock units (“RSUs”) to its employees. The Company's RSU program consists of service based awards that vest gradually over a period ranging from five to 13 years.  Stock compensation expense for these RSUs is being amortized using the straight-line method over the requisite service period.  As of December 31, 2016, the Company had approximately $8.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted average period of 3.3 years, and a total period of 6.1 years.

RSUs not yet vested are entitled to accumulate quarterly cash dividends that are paid to shareholders holding outstanding shares of the Company's common stock.  Accrued dividends are paid to recipients as the RSUs vest.  Accrued dividends are forfeited if RSUs are canceled or terminated.  Dividends paid under the RSU program are charged to retained earnings.

The following tables summarize the Company's restricted stock award activity for the fiscal years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	879,173	$16.45	1,073,546	$16.22	1,213,698	$16.04
Granted	17,000	$16.46	13,950	$29.11	17,017	$27.63
Vested	(181,767)	$16.48	(188,253)	$16.03	(128,659)	$16.07
Forfeited and Expired	(27,620)	$16.23	(20,070)	$16.64	(28,510)	$16.23

Outstanding (unvested) at end of year	686,786	$16.46	879,173	$16.45	1,073,546	$16.22

The Company issues performance restricted stock units (“PRSUs”), to selected key employees, that may be earned based on achieving performance targets approved by our Compensation Committee annually. The initial award is subject to an adjustment determined by our performance achieved over a three-year performance period when compared to the objective performance standards adopted by the Compensation Committee; this adjustment ranges from 0 percent to 150 percent of the initial amount of the grant. A further adjustment is made based on our total shareholder return compared to a peer group approved by our Compensation Committee. This adjustment ranges from 75 percent to 125 percent of the award after adjustment for our performance. Furthermore, the PRSUs have additional service requirements subsequent to the achievement of the performance targets. PRSUs do not earn dividend equivalents. The fair value of each PRSU grant is estimated on the grant date using the Monte Carlo Simulation valuation model. Compensation expense is recognized straight-line over the requisite service period based on management’s estimated probability of the performance targets being satisfied, adjusted at each balance sheet date.

The fair value of each PRSU grant is estimated on the date of grant using the Monte Carlo Simulation valuation model.  Listed below are the weighted average assumptions used for the fair value computation:

	Twelve Months Ended December 31,
	2016	2015	2014
Dividend yield (1)	0.99%	0.80%	1.06%
Expected volatility (2)	27.95%	23.18%	26.11%
Average peer volatility (2)	34.37%	30.70%	36.01%
Average peer correlation coefficient (3)	0.60	0.49	0.58
Risk-free interest rate (4)	0.89%	0.78%	0.66%
Expected term (5)	2.84	2.63	2.80
Weighted-average fair value of PRSUs granted	$23.89	$29.30	$23.85

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

The performance measurement period for PRSUs granted in 2016 is January 1, 2016 to December 31, 2018, the performance measurement period for PRSUs granted in 2015 is April 1, 2015 to December 31, 2017, and the performance measurement period for PRSUs granted in 2014 is January 1, 2014 to December 31, 2016. These awards will vest 13 months following the expiration of the performance measurement period.

A summary of the award activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

	2016		2015		2014
	Number of Performance Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Performance Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Performance Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1	341,782	$26.46	181,112	$23.85	-	-
Granted	177,741	$23.89	165,720	$29.30	181,112	$23.85
Shares earned above target	2,516	-	-	-	-	-
Vested	(5,391)	$23.85	-	-	-	-
Cancelled	(8,170)	$25.21	(5,050)	$26.20	-	-

Unvested at December 31	508,478	$25.60	341,782	$26.46	181,112	$23.85

As of December 31, 2016, there was $2.7 million of unrecognized compensation cost related to performance awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years and total period of 3.1 years.

b.          401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the "401(k) Plan") for all employees who are 18 years of age or older and have completed six months of service with the Company.  The 401(k) Plan provides for a mandatory matching contribution equal to the amount of the employee's salary deduction not to exceed $1,400 annually per employee; this limit was increased in 2016 from 100% of the employee’s salary deduction not to exceed $1,150 in 2015.  The limit of the mandatory matching contribution for 2017 has been increased to the amount of employee’s salary deductions not to exceed $1,600. The 401(k) Plan also provides for a discretionary matching contribution.  In 2016, 2015, and 2014, there were no discretionary contributions.  Employees' rights to employer contributions vest equally over five years from their date of employment.  The Company's mandatory matching contribution was approximately $1.2 million, $0.8 million, and $0.5 million in 2016, 2015, and 2014, respectively.

9.          Company Share Repurchase Program

In 2011, the Company's Board of Directors unanimously authorized the repurchase of 10.0 million shares of the Company's common stock.  The repurchase authorization is intended to afford the Company flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be affected based upon share price and market conditions.

The Company repurchased approximately 1.6 million shares under the share repurchase program during each of the years ended December 31, 2016 and 2015, and no shares were repurchased during 2014.  As of December 31, 2016, there were 4.2 million shares remaining for future purchases under the repurchase program.  The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

The Company, in determining its reportable operating segments, focuses on financial information such as total revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision maker also uses this information to evaluate segment performance and allocate resources to the Company's operations.

The Company's operating segments provide transportation and related services for one another.  Such services are billed at cost, and no profit is earned.  Such intersegment revenues and expenses are eliminated in the Company's consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the years ended December 31, 2016, 2015, and 2014 (in thousands).

	2016		2015		2014
Revenues:	$	%	$	%	$	%
Trucking Segment	$900,368	80.5%	$952,098	80.5%	$892,124	80.9%
Logistics Segment	226,912	20.3	249,365	21.1	214,378	19.4
Subtotal	1,127,280		1,201,463		1,106,502
Intersegment Eliminations Trucking	(124)	0.0	(163)	0.0	(65)	0.0
Intersegment Eliminations Logistics	(9,122)	(0.8)	(18,336)	(1.6)	(4,105)	(0.3)
Total	$1,118,034	100%	$1,182,964	100%	$1,102,332	100%

Operating Income:
Trucking Segment	$136,229	91.7%	$162,143	91.1%	$147,424	90.6%
Logistics Segment	12,250	8.3	15,857	8.9	15,298	9.4
Total	$148,479	100%	$178,000	100%	$162,722	100%

No segmental asset or liability information is provided as the Company does not prepare balance sheets by segment, and the chief operating decision maker does not review segment assets or liabilities to make operating decisions.

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

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2014 assumes that the acquisition of Barr-Nunn occurred as of January 1, 2014 (in thousands).

(Unaudited)
Year ended December 31, 2014
Total revenue	$1,192,745
Net income	109,787

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the periods presented or that may be obtained in the future.

The allocation of the purchase price is provided in the tables below (in thousands). The final purchase price allocation was subject to a post-closing working capital adjustment, and subject to earn-out amounts achieved, and other adjustments. The goodwill recognized represents expected synergies from combining the operations of the Company with Barr-Nunn, including enhanced service offerings and sharing best practices in terms of driver recruiting and retention, as well as other intangible assets that did not meet the criteria for separate recognition. All tax goodwill recognized in the transaction is deductible for tax purposes over 15 years, and no deferred taxes were recorded.

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

The assets and liabilities associated with Barr-Nunn were recorded at their fair values as of the acquisition date and the amounts are as follows (in thousands):

Trade receivables	$11,380
Other current assets	2,316
Property and equipment	68,444
Goodwill	36,835
Intangible assets	3,700
Total assets	122,675
Accounts payable	(3,311)
Accrued liabilities	(5,638)
Claims accruals	(3,209)
Total consideration transferred	$110,517

TOTAL PURCHASE PRICE CONSIDERATION
Cash paid pursuant to Stock Purchase and Real Estate Purchase Agreements	$110,517

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

12.          Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2016 and 2015 (amount in thousands, except per share data):

	2016
	Mar 31(1)	June 30(1)	Sept 30(1)	Dec 31
Revenue, before fuel surcharge	$253,583	$253,859	$256,243	$264,464
Income from operations	$38,727	$38,081	$36,934	$34,736
Net income attributable to Knight Transportation	$23,017	$24,918	$23,767	$22,161
Earnings per common share:
Basic	$0.29	$0.31	$0.30	$0.28
Diluted	$0.28	$0.31	$0.29	$0.27

	2015
	Mar 31	June 30	Sept 30	Dec 31
Revenue, before fuel surcharge	$257,214	$268,623	$269,930	$265,972
Income from operations	$46,304	$41,619	$46,426	$43,652
Net income attributable to Knight Transportation	$29,563	$27,638	$30,283	$29,235
Earnings per common share:
Basic	$0.36	$0.34	$0.37	$0.36
Diluted	$0.36	$0.33	$0.37	$0.36

(1)
Due to the early adoption of ASU 2016-09 in the fourth quarter of 2016, previously issued quarterly consolidated financial information has been recast to reflect the adoption. See Note 1 in these notes to the consolidated financial statements for additional information related to this adoption.

13.          Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2016, through the filing date of this Annual Report on Form 10-K for disclosure. No events occurred requiring disclosure.

SCHEDULE II

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Other Accounts(1)	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful trade receivables:
Year ended December 31, 2016	$3,106	$909	-	$(1,288)	$2,727
Year ended December 31, 2015	$3,355	$1,333	-	$(1,582)	$3,106
Year ended December 31, 2014	$2,409	$1,309	$146	$(509)	$3,355

	Balance at Beginning of Period	Provision for Credit Losses	Other Accounts	Bad Debt Write-offs	Balance at End of Period
Allowance for doubtful notes receivable:
Year ended December 31, 2016	$273	$(27)	-	$(6)	$240
Year ended December 31, 2015	$351	$26	-	$(104)	$273
Year ended December 31, 2014	$312	$42	-	$(3)	$351

(1)	Addition to allowance for doubtful accounts following acquisition of Barr-Nunn.

EXHIBIT INDEX

Exhibit Number	Descriptions

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
10.15
Third Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Association, dated February 2, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended September 30, 2016.)

10.16
Fourth Modification Agreement, between Knight Transportation, Inc. and Wells Fargo Bank, National Associated, dated August 8, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the period ended September 30, 2016.)

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

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Jackson, the Company's Chief Executive Officer.
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Adam W. Miller, the Company's Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.