Form 10-Q
period 2017-03-31
KNIGHT TRANSPORTATION INC
filed 2017-05-10
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of April 30, 2017, was 80,420,146 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$44,777	$8,021
Trade receivables, net of allowance for doubtful accounts of $2,555 and $2,727, respectively	127,624	142,167
Notes receivable, net of allowance for doubtful notes receivable of $233 and $240, respectively	546	560
Prepaid expenses	14,239	13,244
Assets held for sale	12,550	9,634
Other current assets	8,174	8,159
Income tax receivable	2,263	8,406
Total current assets	210,173	190,191

Property and Equipment:
Revenue equipment	898,081	910,042
Land and land improvements	54,777	54,106
Buildings and building improvements	146,971	145,866
Furniture and fixtures	21,396	20,241
Shop and service equipment	17,081	16,859
Leasehold improvements	4,728	4,735
Gross property and equipment	1,143,034	1,151,849
Less: accumulated depreciation and amortization	(363,963)	(348,991)
Property and equipment, net	779,071	802,858
Notes receivable, long-term	2,840	3,047
Goodwill	47,026	47,031
Intangible assets, net	2,450	2,575
Other long-term assets, restricted cash and investments	28,193	32,823
Total long-term assets	859,580	888,334
Total assets	$1,069,753	$1,078,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,884	$18,006
Accrued payroll and purchased transportation	22,144	25,017
Accrued liabilities	20,185	16,722
Claims accrual – current portion	19,476	18,633
Dividend payable – current portion	290	272
Total current liabilities	72,979	78,650

Long-term Liabilities:
Claims accrual – long-term portion	13,886	13,290
Long-term dividend payable and other liabilities	1,569	1,854
Deferred tax liabilities	180,910	178,000
Long-term debt	-	18,000
Total long-term liabilities	196,365	211,144

Total liabilities	269,344	289,794

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,399 and 80,229 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	804	802
Additional paid-in capital	226,779	223,267
Retained earnings	570,826	562,404

Total Knight Transportation shareholders' equity	798,409	786,473
Noncontrolling interest	2,000	2,258
Total shareholders’ equity	800,409	788,731

Total liabilities and shareholders' equity	$1,069,753	$1,078,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Revenue, before fuel surcharge	$244,980	$253,583
Fuel surcharge	26,202	18,505
Total revenue	271,182	272,088
OPERATING EXPENSES:
Salaries, wages and benefits	82,510	83,603
Fuel	35,232	26,771
Operations and maintenance	20,653	18,010
Insurance and claims	8,571	8,823
Operating taxes and licenses	4,431	5,487
Communications	1,186	1,205
Depreciation and amortization	29,682	28,402
Purchased transportation	58,625	57,785
Miscellaneous operating expenses	7,654	3,275
Total operating expenses	248,544	233,361

Operating income	22,638	38,727

Interest income	58	94
Interest expense	(82)	(301)
Other income	722	1,286
Income before income taxes	23,336	39,806

Income taxes	8,230	16,336
Net income	15,106	23,470

Net income attributable to noncontrolling interest	(230)	(453)
Net income attributable to Knight Transportation	$14,876	$23,017

Earnings per share:
Basic	$0.19	$0.29
Diluted	$0.18	$0.28

Dividends declared per share	$0.06	$0.06

Weighted Average Shares Outstanding:
Basic	80,310	80,707
Diluted	81,255	81,468

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$15,106	$23,470
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	-	(981)
Unrealized gain from changes in fair value of available-for-sale securities(2)	-	123
Comprehensive income	$15,106	$22,612
Comprehensive income attributable to noncontrolling interest	(230)	(453)
Comprehensive income attributable to Knight Transportation	$14,876	$22,159

(1)	Net of current income tax expense of $0, and $614, respectively.
(2)	Net of deferred income tax expense of $0, and $76, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$15,106	$23,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,682	28,402
Gain on sale of equipment	(807)	(3,195)
Gain from sale of available-for-sale securities	-	(1,595)
Transportation Resource Partners impairment	53	-
(Income)/loss from investment in Transportation Resource Partners	(776)	308
Provision for doubtful accounts and notes receivable	(61)	28
Stock-based compensation expense, net	1,419	780
Deferred income taxes	2,909	1,431

Changes in operating assets and liabilities:
Trade receivables	14,600	28
Other current assets	(15)	5,853
Prepaid expenses	(995)	662
Income tax receivable	6,143	14,269
Other long-term assets	64	(149)
Accounts payable	(3,841)	4,151
Accrued liabilities	564	(6,316)
Claims accrual	1,439	1,248

Net cash provided by operating activities	65,484	69,375

Cash Flows From Investing Activities:
Purchases of property and equipment	(17,017)	(34,783)
Proceeds from sale of equipment/assets held for sale	5,442	23,065
Proceeds from notes receivable	641	412
Change in restricted cash and investments	(21)	(16)
Proceeds from sale of available-for-sale securities	-	2,852
Cash payments to Transportation Resource Partners	-	(10,974)
Cash proceeds from Transportation Resource Partners	5,315	423

Net cash used in investing activities	(5,640)	(19,021)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities:
Dividends paid	$(5,091)	$(5,129)
Payments to repurchase company stock	-	(27,111)
Payments on line of credit borrowings, net	(18,000)	(6,000)
Shares withheld for employee taxes related to stock-based compensation	(1,603)	(1,339)
Cash distribution to noncontrolling interest holder	(488)	(610)
Proceeds from exercise of stock options	2,094	2,616

Net cash used in financing activities	(23,088)	(37,573)

Net increase in Cash and Cash Equivalents	36,756	12,781
Cash and Cash Equivalents, beginning of period	8,021	8,691

Cash and Cash Equivalents, end of period	$44,777	$21,472

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$364	$9,840
Transfer from property and equipment to assets held for sale	$7,700	$12,857
Financing provided to independent contractors for equipment sold	$584	$87
Net dividend accrued for restricted stock units	$31	$33
Cash flow information:
Income taxes (refunds)/payments	$(858)	$616
Interest expense paid	$84	$306

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

The accompanying condensed consolidated unaudited financial statements of Knight Transportation, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X, instructions to Form 10-Q, and other relevant rules and regulations of the Securities and Exchange Commission (the "SEC"), as applicable to the preparation and presentation of interim financial information. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations.  We believe all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results of operations in interim periods are not necessarily indicative of results for a full year.  These condensed consolidated unaudited financial statements and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the fourth quarter of 2016, we early adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (ASU 2016-09). The standard requires us to reflect any adoption adjustments as of the beginning of the annual period that includes the interim period of adoption. As such, our condensed consolidated statements of income, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2016, have been recast to include the impact of ASU 2016-09 adoption. See "Note 1—Significant Accounting Policies" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.

Note 2.          Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Plan in May 2015, all grants of stock-based compensation are made under the 2015 Plan.  Stock-based compensation expense for the three months ended March 31, 2017, and 2016, are as follows (dollars in thousands):

	Three Months Ended March 31, (in thousands)
	2017	2016
Stock compensation expense for options, net of forfeitures	$347	$371
Stock compensation expense for restricted stock units and performance restricted stock units, net of forfeitures	1,072	409
Total stock compensation expense, net of forfeitures	$1,419	$780

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of March 31, 2017, we have approximately $2.8 million of unrecognized compensation expense related to unvested options.  We expect to recognize this cost over a weighted-average period of 1.7 years and a total period of 2.9 years.  We have approximately $7.7 million of unrecognized compensation expense related to restricted stock units, which we expect to recognize over a weighted-average period of 3.2 years and a total period of 5.8 years. We also have approximately $2.3 million of unrecognized compensation expense related to unvested performance restricted stock units.  We expect to recognize this cost over a weighted-average period of 2.2 years and total period of 2.8 years.

No stock options were granted in the three months ended March 31, 2017, and a total of 569,480 stock options were granted in the three months ended March 31, 2016. We received approximately $2.1 million in cash from the exercise of stock options during the three months ended March 31, 2017, compared to $2.6 million for the same period in 2016.

A summary of the option award activity under our equity compensation plans for the three months ended March 31, 2017 is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2016	1,737,400	$23.19
Granted	-	-
Exercised	(94,730)	22.44
Forfeited	(89,708)	27.07
Outstanding as of March 31, 2017	1,552,962	$23.02

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Three Months Ended March 31,
	2017	2016
Dividend yield (1)	-	0.99%
Expected volatility (2)	-	27.91%
Risk-free interest rate (3)	-	0.90%
Expected term (4)	-	2.74 years
Weighted-average fair value of options granted	-	$4.28

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

No restricted stock unit awards were granted in the three months ended March 31, 2017, and 350 restricted stock unit awards were granted in the three months ended March 31, 2016. A summary of the restricted stock unit award activity under our equity compensation plans for the three months ended March 31, 2017, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	686,786	$16.46
Granted	-	-
Vested	(124,991)	16.78
Cancelled	(4,280)	23.82
Unvested as of March 31, 2017	557,515	$16.75

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

No PRSUs were granted in the three months ended March 31, 2017, and a total of 177,741 PRSUs were granted in the three months ended March 31, 2016. A summary of the performance restricted stock unit award activity under our equity compensation plans for the three months ended March 31, 2017 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	508,478	$25.60
Granted	-	-
Shares earned above target	-	-
Vested	-	-
Cancelled	-	-
Unvested as of March 31, 2017	508,478	$25.60

The number of granted shares, cancelled shares, and unvested shares are included in the table above based on the performance target established at the initial grant date.

The fair value of each PRSU grant is estimated on the grant date using the Monte Carlo Simulation valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Three Months Ended March 31,
	2017	2016
Dividend yield (1)	-	0.99%
Expected volatility (2)	-	27.95%
Average peer volatility (2)	-	34.37%
Average peer correlation coefficient (3)	-	0.6022
Risk-free interest rate (4)	-	0.89%
Expected term (5)	-	2.84 years
Weighted-average fair value of PRSUs granted	-	$23.89

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

Note 3.          Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016, respectively, is as follows (dollars in thousands except per share data):

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares outstanding – basic	80,310	80,707
Dilutive effect of stock options and unvested restricted stock units (1)	945	761
Weighted-average common shares outstanding – diluted	81,255	81,468

Net income attributable to Knight Transportation (1)	$14,876	$23,017

Basic earnings per share	$0.19	$0.29
Diluted earnings per share	$0.18	$0.28

(1)
We early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $1.8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the three months ended March 31, 2016 are presented as if the ASU was adopted at the beginning of 2016.

Certain shares of options, restricted stock units, and PRSUs (collectively, “equity awards”) were excluded from the computation of diluted earnings per share because the equity awards’ exercise prices were greater than the average market price of the common shares and the sum total of assumed proceeds resulted in fewer shares repurchased than the weighted equity awards outstanding hypothetically exercised per the treasury method.

The number of anti-dilutive shares are:

	Three Months Ended March 31,
	2017	2016
Number of anti-dilutive shares	235,197	1,025,129

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

In determining our reportable segments, we focus on financial information such as total revenues and expenses, operating income, operating ratios, and other key operating statistics common in the industry.  The chief operating decision maker also uses this information to evaluate segment performance and allocate resources to our operations.

Our segments provide transportation and related services for one another. Such services are billed at cost, and no profit is earned. Such intersegment revenues and expenses are eliminated in our consolidated results.

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Revenues:	$	%	$	%
Trucking Segment	$218,690	80.6%	$217,956	80.1%
Logistics Segment	54,188	20.0	58,609	21.5
Subtotal	272,878		276,565
Intersegment Eliminations Trucking	(28)	0.0	(38)	0.0
Intersegment Eliminations Logistics	(1,668)	(0.6)	(4,439)	(1.6)
Total	$271,182	100%	$272,088	100%

Operating Income:
Trucking Segment	$20,260	89.5%	$35,922	92.8%
Logistics Segment	2,378	10.5	2,805	7.2
Total	$22,638	100%	$38,727	100%

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

We are insured against auto liability (“AL”) claims under a primary self-insured retention ("SIR") policy with retention ranging from $1.0 million to $3.0 million per occurrence and in some years, depending on the applicable policy year, we have been responsible for aggregate losses up to $1.5 million within the primary AL layer.  For the policy period March 1, 2017 to March 1, 2018, the SIR is $1.0 million, subject to an annual aggregate limit. For the policy period March 1, 2016 to March 1, 2017, the SIR was $2.5 million with no additional aggregate limits or deductibles within the primary AL policy. We secured excess liability coverage up to $130.0 million per occurrence for the policy periods March 1, 2017 to March 1, 2018, and March 1, 2016 to March 1, 2017. We also carry a $2.5 million aggregate deductible for any loss or losses within the excess coverage layer.

We are self-insured for workers' compensation coverage. On March 31, 2016, the self-retention level was increased from a maximum $500,000 per occurrence to a maximum $1.0 million per occurrence. We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $240,000 per claimant in 2017 and 2016.

Based on our present knowledge of the facts, and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, and accrued liabilities recorded is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.          Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At March 31, 2017 and December 31, 2016, we had approximately $4.6 million and $13.0 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 8.          Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows (dollars in thousands):

Three Months Ended March 31, 2017
Goodwill at beginning of period	$47,031
Amortization relating to deferred tax assets	(5)
Goodwill at end of period	$47,026

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years.

Intangible asset balances were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(1,250)	(1,125)
Intangible assets, net	$2,450	$2,575

Amortization expense associated with these intangible assets was $0.1 million for the three months ended March 31, 2017 and 2016, respectively, and is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.4 million for the remainder of 2017, $0.5 million for each of the years 2018 and 2019, $0.4 million per year in 2020 and 2021, and $0.3 million in 2022.

Note 9.          Investments and Related Commitments

Investment balances included in “Other long-term assets, restricted cash and investments” on our accompanying condensed consolidated balance sheets were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Investment in Transportation Resource Partners (TRP)	$214	$214
Investment in Transportation Resource Partners III (TRP III)	5,529	5,882
Investment in Transportation Resource Partners IV (TRP IV)	1,352	1,882
Investment in Transportation Resource Partners CoInvest Partners, (NTI) I, LP (TRP Coinvestment)	8,969	10,000
Investment in Transportation Resource Partners CoInvest Partners, (QLS) I, LP (TRP Coinvestment QLS)	7,057	9,735
	$23,121	$27,713

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. No gain or loss was recognized from TRP investment activity in the three months ended March 31, 2017 or the three months ended March 31, 2016. Our investment in TRP is accounted for using the cost method, as the level of influence over the operations of TRP is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in another partnership managed and operated by the managers and principals of TRP. This partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. In 2015, TRP III released us from $2.1 million of our outstanding commitment. As of March 31, 2017, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. We recorded income from our investment in TRP III of approximately $0.5 million for the three months ended March 31, 2017, and a loss of approximately $0.3 million for the three months ended March 31, 2016. Our investment in TRP III is accounted for using the equity method, and the carrying value of our investment is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2015, we committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to TRP IV, and have contributed approximately $2.0 million, leaving an outstanding commitment of approximately $2.9 million as of March 31, 2017. We received distributions from TRP IV of approximately $0.4 million, and recorded impairment of approximately $53,000 in the three months ended March 31, 2017. No activity was recorded in the three months ended March 31, 2016. Our investment in TRP IV is accounted for using the cost method, as the level of influence over the operations of TRP IV is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the first quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of March 31, 2017. We recorded a loss from our investment in TRP Coinvestment of approximately $1.0 million in the three months ended March 31, 2017, and no income or loss was recorded in the three months ended March 31, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the third quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of March 31, 2017. We recorded income from our investment in TRP Coinvestment QLS of approximately $1.3 million, and received distributions of approximately $4.0 million for the three months ended March 31, 2017. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

Note 10.          Marketable Equity Securities

We have, from time to time, held certain marketable equity securities classified as available-for-sale securities, which are recorded at fair value with unrealized gains and losses, net of tax, as a component of "Accumulated other comprehensive income" in shareholders' equity on the accompanying condensed consolidated balance sheets. Realized gains and losses on available-for-sale securities are included in the determination of net income. We use specific identification to determine the cost of securities sold, or amounts reclassified out of accumulated other comprehensive income into earnings and included in “Other income” on the accompanying condensed consolidated statements of income.

The following table shows the Company’s realized gains during the three month periods ended March 31, 2017 and 2016, on certain securities that were classified as available-for-sale (dollars in thousands).

	Three Months Ended March 31,
	2017	2016
Realized gains
Sales proceeds	-	$2,852
Cost of securities sold	-	1,257
Realized gain	-	$1,595

Realized gains, net of taxes	-	$981

During the third quarter of 2016, we disposed of our holdings in available-for-sale equity investments, leaving no balance on the accompanying condensed consolidated balance sheets as of March 31, 2017 or December 31, 2016.

Note 11.          Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at March 31, 2017 and December 31, 2016, totaled $12.6 million and $9.6 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2012 through 2016 tax years remain subject to examination by federal and state tax authorities.  As of March 31, 2017, and December 31, 2016, cumulative gross unrecognized tax benefits were $0.7 million.

If recognized, the $0.7 million balance of unrecognized tax benefits as of March 31, 2017 would affect our effective tax rate, but would not result in adjustments to other tax accounts, including deferred taxes.

We believe it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits related to federal tax credit claims for refund may be necessary within the coming year due to settlement of such tax credit claims with the relevant taxing authority.

Potential interest and penalty accruals and reversals related to unrecognized tax benefits are recognized as a component of income tax expense. As of March 31, 2017, and December 31, 2016, there were no interest or penalties accrued related to unrecognized tax benefits.

Note 13.          Company Share Repurchase Program

In 2011, our Board of Directors unanimously authorized the repurchase of 10.0 million shares of our common stock. The repurchase authorization is intended to afford flexibility to acquire shares opportunistically in future periods and does not indicate an intention to repurchase any particular number of shares within a definite timeframe.  Any repurchases would be effected based upon share price and market conditions. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Under the share repurchase program, we made no repurchases of our common stock in the three months ended March 31, 2017, and repurchased 1.1 million shares for $27.1 million in the three months ended March 31, 2016.  As of March 31, 2017, there were 4.2 million shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	Total	Total	Level One		Level Two		Level Three
	Balance at March 31, 2017	Balance at December 31, 2016	Balance at March 31, 2017	Balance at December 31, 2016	Balance at March 31, 2017	Balance at December 31, 2016	Balance at March 31, 2017	Balance at December 31, 2016
Restricted cash and investments:
Money market funds	$1,409	$1,385	$1,409	$1,385	-	-	-	-
Trading securities:
Debt securities - municipal securities	$1,901	$1,903	-	-	$1,901	$1,903	-	-

Note 15.          Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are set forth in the contracts and generally range from 2.0% to 20%.

The notes receivable balances are classified separately between current and long-term in the accompanying condensed consolidated balance sheets.  The current and long-term balances of our notes receivable at March 31, 2017 and December 31, 2016, are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Notes receivable from independent contractors	$1,259	$1,039
Notes receivable from third parties	2,360	2,808
Gross notes receivable	3,619	3,847
Allowance for doubtful notes receivable	(233)	(240)
Total notes receivable, net of allowance	3,386	$3,607

Current portion, net of allowance	546	560
Long-term portion	$2,840	$3,047

Note 16.          Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures August 1, 2019. We incur interest on borrowings under the line of credit at either the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had no outstanding borrowings, other than letters of credit, under the line of credit as of March 31, 2017, compared to $18.0 million as of December 31, 2016.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the three months ended March 31, 2017 was 1.40%.  Borrowings under the line of credit are recorded on the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of March 31, 2017, we also utilized $31.3 million of the line of credit for letters of credit issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  With the outstanding letters of credit, we have $268.7 million available for future borrowings as of March 31, 2017.  After consideration of fees incurred for the unused portion of our line of credit, our weighted average variable APR for the three months ended March 31, 2017 was 3.91%. We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at and for the three months ended March 31, 2017 and for the year ended December 31, 2016.

Note 17.          Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment. Under the new guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual reporting periods beginning after December 15, 2019. We are currently evaluating the effect that adopting this standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. These amendments should be applied using a retrospective method to each period presented. We are currently evaluating the effect of adopting this standard but do not expect adoption to have a significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect of adopting this standard but do not expect adoption to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  This update clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance in this update supersedes virtually all present U.S. GAAP guidance on revenue recognition. The amendments to the standard require the use of more estimates and judgments than the present standards and require additional disclosures. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective approach), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The amendments in these updates will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but no earlier than January 1, 2017.

We are in the early stages of evaluating the effect that adopting the new guidance will have on our consolidated financial statements. We have established a team to evaluate and implement this standard and expect to be substantially complete with our evaluation, and provide additional information about any financial impact of adoption, by the time we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Currently, we anticipate adopting the standard using the modified retrospective approach, and are still evaluating the impact adoption will have on our consolidated financial statements and related disclosures.

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

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10). This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The update (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We are currently evaluating the effect that adopting this standard will have on our consolidated financial statements.

Note 18.       Subsequent Events

On April 10, 2017, we announced that our board of directors and the board of directors of Swift Transportation Company (“Swift”) unanimously approved a merger of Knight and Swift in an all-stock transaction. The combined company will be named Knight-Swift Transportation Holdings Inc. (“Knight-Swift”). Under the terms of the definitive agreement, each Swift share will convert into 0.72 shares of Knight-Swift by means of a reverse stock split. Each share of Knight will be exchanged for one Knight-Swift share. Upon closing the transaction, Swift shareholders will own approximately 54% and Knight shareholders will own approximately 46% of Knight-Swift. The transaction, which is expected to close in the third quarter of 2017, is subject to customary conditions, including the approval of the shareholders of Knight and Swift, as well as antitrust approvals.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to the ability of our infrastructure to support future growth, our transaction with Swift, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, our ability and desire to expand our Brokerage business, future equipment prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic and political conditions, future inflation, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future expenses and our ability to control costs, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future return on capital, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016, along with any supplements in Part II below, and various disclosures in our press releases, shareholder reports, and other filings with the SEC.

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

Introduction

Business Overview

We offer a broad range of full truckload transportation and logistics services with one of North America's largest tractor fleets, operated through a nationwide network of service centers, and contractual access to thousands of third-party capacity providers.  We have grown substantially by increasing the geographic reach of our service center network and by expanding the breadth of our services for customers.  Our Trucking segment provides truckload transportation, including dedicated services, of various products, goods, and materials for our diverse customer base through our Dry Van, Refrigerated, and Drayage operating units.  The Brokerage and Intermodal operating units of our Logistics segment provide a multitude of shipment solutions, including additional sources of truckload capacity and alternative transportation modes, by utilizing our vast network of third-party capacity providers and rail providers, as well as certain logistics, freight management, and other non-trucking services.  Our objective is to operate our Trucking and Logistics businesses with industry-leading margins and growth while providing safe, high-quality, cost-effective solutions for our customers.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were as follows:

●	Total revenue decreased 0.3%, to $271.2 million from $272.1 million;

●	Revenue, before fuel surcharge, decreased 3.4%, to $245.0 million from $253.6 million;

●	Net income attributable to Knight Transportation decreased 35.4%, to $14.9 million from $23.0 million; and

●	Net earnings attributable to Knight Transportation per diluted share decreased to $0.18 per share from $0.28 per share.

The freight environment began seasonally weak in the first quarter of 2017, when compared to the same quarter last year, though a stronger, more typical seasonal freight environment developed toward the end of the quarter that was comparable with the same quarter last year. Various factors negatively affected our results on a year over year basis, including a decline in our loaded rate per mile and fewer miles per tractor, one less business day in the 2017 quarter, higher maintenance expense, increased driver recruiting costs, less gain on sale, increased net fuel cost as a percentage of revenue, and additional professional fees associated with the recently announced transaction with Swift.  These increased costs were partially offset by a more favorable tax rate. Our leadership remains focused on improving the productivity of our assets, expanding our Brokerage business, and enhancing our cost control measures. Though we anticipate the difficult environment will continue throughout the first half of 2017, we expect improved results in the coming quarters.

In the first quarter of 2017, our Trucking segment achieved a GAAP operating ratio of 90.7% compared to 83.5% from the same quarter last year, and non-GAAP operating ratio of 89.5% compared to 82.0% from the same quarter last year. Please see the reconciliation table below for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Productivity, as measured by average trucking revenue per tractor, before trucking fuel surcharge, decreased 3.2%, year over year, attributable to a 2.3% lower average revenue per loaded mile, a 1.0% decrease in average miles per tractor, and a 10 basis point decrease in our non-paid empty mile percentage. We remain focused on improving the productivity of our assets, developing our freight network, and controlling costs, where in areas such as maintenance, driver pay, and professional fees, we experienced higher than normal inflation.

Our Logistics segment consists of Brokerage, Intermodal, and other logistics services.  During the first quarter of 2017, the Logistics segment produced an operating ratio of 95.5% compared to 94.8% for the same quarter last year, on slightly lower revenue.  During the first quarter of 2016, we exited our agricultural sourcing business, which contributed approximately 11.5% of our Logistics revenue in the first quarter of 2016. Excluding the revenue from the agricultural sourcing business, our Logistics segment increased revenue 9.5% in the first quarter of 2017 from the same quarter last year. Our Brokerage business, the largest component of our Logistics segment, increased revenue 14.3% in the first quarter of 2017 when compared to the same quarter last year, as load volume increased 18.5% and revenue per load decreased 3.6%. We plan to continue to invest in our logistics service offerings, including transportation management technology, which we believe will continue to improve our return on capital.

In the first quarter of 2017, we generated $65.5 million in cash flow from operations and used $11.6 million for capital expenditures net of equipment sales. We ended the quarter with $44.8 million of cash, no long-term debt, and $798.4 million of shareholders' equity.

Our liquidity is not materially affected by off-balance sheet transactions. See the discussion under "Liquidity and Capital Resources" and "Off-Balance Sheet Transactions" for a description of our off-balance sheet transactions.

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

The total revenue and operating expenses of our Trucking and Logistics segments are similarly affected by certain factors that generally relate to, among other things, overall economic and weather conditions in the United States, customer inventory levels, specific customer demand, the levels of truckload and rail intermodal capacity, and availability of qualified drivers, independent contractors, and third-party capacity providers. See the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016, along with various disclosures in our press releases, shareholder reports, and other filings with the SEC.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Revenues:	$	%	$	%
Trucking Segment	$218,690	80.6%	$217,956	80.1%
Logistics Segment	54,188	20.0	58,609	21.5
Subtotal	272,878		276,565
Intersegment Eliminations Trucking	(28)	0.0	(38)	0.0
Intersegment Eliminations Logistics	(1,668)	(0.6)	(4,439)	(1.6)
Total	$271,182	100%	$272,088	100%

Operating Income:
Trucking Segment	$20,260	89.5%	$35,922	92.8%
Logistics Segment	2,378	10.5	2,805	7.2
Total	$22,638	100%	$38,727	100%

Non-GAAP Financial Measures

The primary measure we use to evaluate the profitability of our overall and segment based operations is operating ratio, measured both on a GAAP basis (operating expenses expressed as a percentage of revenue) and on a non-GAAP basis (“non-GAAP operating ratio”) that many in our industry use (operating expenses, net of Trucking fuel surcharge revenue, expressed as a percentage of Trucking revenue, excluding Trucking fuel surcharge revenue).  We believe the use of non-GAAP operating ratio allows us to more effectively compare periods while excluding the potentially volatile effect of changes in fuel prices.  Our Board of Directors and management focus on our non-GAAP operating ratio as an indicator of our performance from period to period. We believe our presentation of non-GAAP operating ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance.

Non-GAAP operating ratio is not a substitute for operating ratio measured in accordance with GAAP. There are limitations to using non-GAAP financial measures. Although we believe that non-GAAP operating ratio improves comparability in analyzing our period to period performance, it could limit comparability to other companies in our industry, if those companies define non-GAAP operating ratio differently. Because of these limitations, non-GAAP operating ratio should not be considered a measure of income generated by our business or discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by primarily relying on GAAP results and using non-GAAP financial measures on a supplemental basis.

Pursuant to the requirements of Regulation G, the following table reconciles consolidated GAAP operating ratio to consolidated non-GAAP operating ratio (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
GAAP Presentation:	$	%	$	%
Total revenue	$271,182		$272,088
Total operating expenses	248,544	91.7%	233,361	85.8%
Operating income	$22,638		$38,727

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Non-GAAP Presentation(1):	$	%	$	%
Total revenue	$271,182		$272,088
Less fuel surcharge	(26,202)		(18,505)
Revenue before fuel surcharge	244,980		253,583

Total operating expenses	248,544		233,361
Less fuel surcharge	(26,202)		(18,505)
Total operating expenses, net of fuel surcharge	222,342	90.8%	214,856	84.7%
Operating income	$22,638		$38,727

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis and on a non-GAAP basis that many in our industry use.  See “Non-GAAP Financial Measures,” beginning on page 23, for the uses and limitations of non-GAAP financial measures.

Pursuant to the requirements of Regulation G, the following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Trucking Segment	$	%	$	%
Revenue	$218,690		$217,956
Operating expenses	198,430	90.7%	182,034	83.5%
Operating income	$20,260		$35,922

The following table sets forth the non-GAAP operating ratio for our Trucking segment as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operation expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Trucking Segment	$	%	$	%
Revenue	$218,690		$217,956
Less: Trucking fuel surcharge revenue	(26,202)		(18,505)
Less: Intersegment transactions	(28)		(38)
Revenue, net of fuel surcharge and intersegment transactions	192,460		199,413
Operating expenses	198,430		182,034
Less: Trucking fuel surcharge revenue	(26,202)		(18,505)
Less: Intersegment transactions	(28)		(38)
Operating expenses, net of fuel surcharge and intersegment transactions	172,200	89.5%	163,491	82.0%
Operating income	$20,260		$35,922

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Average revenue per tractor(1)	$41,177	$42,528
Average length of haul (miles)	497	496
Non-paid empty mile percent	12.6%	12.7%
Average tractors in operation during period	4,674	4,689
Average trailers in operation during period	12,444	11,967

(1)	Average revenue per tractor is based on trucking revenue, net of intersegment transactions, and does not include fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,674 tractors in the first quarter of 2017, of which 4,174 were company-owned tractors as of March 31, 2017. The average age of our company-owned tractor fleet was 2.4 years in the quarter ended March 31, 2017, and we do not expect a significant change in the average age through the remainder of 2017.  We also operated an average of 12,444 trailers in the first quarter of 2017, with an average age of 3.8 years.  Our net property and equipment at March 31, 2017, was $779.1 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $28.3 million in the first quarter of 2017.

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

Our Logistics segment is less asset-intensive and is instead dependent upon capable non-driver personnel, modern and effective information technology, and qualified third-party capacity providers.  The most significant expense of our Logistics segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party capacity providers (including our rail providers), which is included in the "Purchased transportation" line in the accompanying condensed consolidated statements of income.  This expense generally varies depending upon truckload and rail capacity, availability of third-party capacity providers, rates charged to customers, and current freight demand and customer shipping needs.  Other Logistics operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (recorded on the "Salaries, wages and benefits" line in the accompanying condensed consolidated statements of income) and depreciation and amortization expense.

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Logistics	$	%	$	%
Revenue	$54,188		$58,609
Operating expenses	51,810	95.6%	55,804	95.2%
Operating income	$2,378		$2,805

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Logistics	$	%	$	%
Revenue	$54,188		$58,609
Less: Intersegment transactions	(1,668)		(4,439)
Revenue excluding intersegment transactions	52,520		54,170
Operating expenses	51,810		55,804
Less: Intersegment transactions	(1,668)		(4,439)
Operating expenses excluding intersegment transactions	50,142	95.5%	51,365	94.8%
Operating income	$2,378		$2,805

We primarily measure the Logistics segment's profitability by reviewing the gross margin percentage (revenue net of intersegment transactions, less purchased transportation expense, net of intersegment transactions, expressed as a percentage of revenue, net of intersegment transactions) and the operating ratio.  The gross margin percentage can be affected by customer rates and the costs of securing third-party capacity providers.  Our third-party capacity providers are generally not subject to long-term or predetermined contracted rates, and our operating results could be affected if the availability of third-party capacity providers or the rates for such providers change in the future. The following table lists the gross margin percentage for our Brokerage and Intermodal businesses combined.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Combined Brokerage and Intermodal gross margin percent(1)	14.1%	18.7%

(1)	Gross margin percentage is based on Logistics segment revenue and purchased transportation, net of intersegment transactions.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.4 million in the first quarter of 2017, primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of the first half of 2017, we expect the freight environment to continue to be challenging until capacity begins to tighten as a result of a weak demand for used equipment, and additional regulatory burdens expected to phase in over the coming quarters.  We expect the environment to become more favorable in late 2017, as we believe capacity will continue to exit the market and pricing will respond positively. Market factors that include higher driver wages, lower gain on sale of revenue equipment, increased fuel costs, and fewer non-contract opportunities may negatively affect our margins in our Trucking and Logistics segments.  In this environment, we plan to limit organic fleet expansion, focus on cost control, and grow revenues in our Logistics segment.

Over the medium- to long-term, we believe capacity in the truckload market will be constrained by an increasingly competitive driver market, elevated regulatory costs for trucking companies and drivers, and potentially alternative employment opportunities for drivers we wish to hire. These factors are expected generally to have a positive impact on industry-wide rate structures. However, reduced hours of operation and driver shortage could negatively affect equipment utilization, even in a stronger demand environment. Accordingly, our driver development program remains a primary focus for our management team.  We believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes. In addition, the competitive landscape and the supply chains of our customers are constantly shifting based on manufacturing and transportation costs, business combinations, inventory levels, and other factors.

Several issues impacting the trucking industry could also cause our costs to increase for the remainder of 2017. These issues include driver and independent contractor availability, fuel price fluctuations, increases in new tractor and trailer purchase prices, and changes in federal and state regulations.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices may continue to rise, medical, workers’ compensation, and litigation expenses are increasing more rapidly than general inflation, and potentially higher fuel prices may not be fully offset by fuel surcharges. In the current economic and regulatory environments, it will be important to allocate equipment to more profitable shipments, use technology to generate efficiencies, continue to grow our Logistics segment, and effectively manage costs.  We believe we have the service center network, modern tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources necessary to successfully overcome these challenges and capitalize on future opportunities.

We expect to utilize the flexibility of our model to react and adapt to market conditions.  We believe we can optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.

The pending transaction with Swift will create a holding company structure that will create the industry’s largest full truckload company, enabling the Knight and Swift businesses to operate under common ownership and share best practices, while maintaining distinct brands and operations. The combined company will remain headquartered in Phoenix, Arizona, operating with approximately 23,000 tractors, 77,000 trailers, and 28,000 employees. The transaction, which is expected to close in the third quarter of 2017, is subject to customary conditions, including the approval of the shareholders of Knight and Swift, as well as antitrust approvals.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		% Change
	$	%	$	%	%
Trucking revenue	$192,460	71.0%	$199,413	73.3%	(3.5)%
Trucking fuel surcharge revenue	26,202	9.7	18,505	6.8	41.6
Logistics revenue	52,520	19.4	54,170	19.9	(3.0)
Consolidated Revenue	271,182	100.0	272,088	100.0	(0.3)

Operating expenses:
Salaries, wages and benefits	82,510	30.4	83,603	30.7	(1.3)
Fuel	35,232	13.0	26,771	9.9	31.6
Operations and maintenance	20,653	7.6	18,010	6.6	14.7
Insurance and claims	8,571	3.2	8,823	3.2	(2.9)
Operating taxes and licenses	4,431	1.6	5,487	2.0	(19.2)
Communications	1,186	0.5	1,205	0.5	(1.6)
Depreciation and amortization	29,682	11.0	28,402	10.5	4.5
Purchased transportation(1)	58,625	21.6	57,785	21.2	1.5
Miscellaneous operating expenses	7,654	2.8	3,275	1.2	133.7
Total operating expenses	248,544	91.7	233,361	85.8	6.5
Operating income	22,638	8.3	38,727	14.2	(41.5)
Interest income	58	0.0	94	0.0	(38.3)
Interest expense	(82)	0.0	(301)	(0.1)	(72.8)
Other income	722	0.3	1,286	0.5	(43.9)
Total other income (expense)	698	0.3	1,079	0.4	(35.3)
Income before income taxes	23,336	8.6	39,806	14.6	(41.4)
Income taxes	8,230	3.0	16,336	5.9	(49.6)
Net income	$15,106	5.6%	$23,470	8.7%	(35.6)%
Net income attributable to noncontrolling interest	(230)	(0.1)	(453)	(0.2)	(49.2)
Net income attributable to Knight Transportation	$14,876	5.5%	$23,017	8.5%	(35.4)%

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months ended March 31, 2017 is set forth below.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016.

Total revenue decreased slightly for the three months ended March 31, 2017, to $271.2 million from $272.1 million for the same three months in 2016. During the first quarter of 2017, we experienced a less robust freight environment when compared to the same quarter in 2016. Both our Trucking and Logistics segments experienced a moderate freight market where excess capacity reduced contract pricing and non-contract opportunities were limited, when compared to the prior year, which combined with fewer trucks, lower fuel surcharge revenue, and less non-Trucking services revenue, led to the slight decline in total revenue. In addition to the softer freight environment, we no longer had revenue from the agricultural sourcing business we exited during the first quarter of 2016, which accounted for approximately 11.5% of our Logistics revenue in the first quarter of 2016.

Trucking revenue decreased 3.5% to $192.5 million for the three months ended March 31, 2017, from $199.4 million for the same three months in 2016. Trucking revenue decreased primarily due to a 3.2% decrease in tractor productivity, as measured by average revenue, before fuel surcharge, per tractor, in the three months ended March 31, 2017, compared to the same three months in 2016. The decreased revenue per tractor was attributable to a decrease of 2.3% in average revenue per loaded mile, and a 1.0% decrease in average miles per tractor, partially offset by a slightly improved non-paid empty mile percentage. A slightly reduced tractor count also contributed to the decrease in Trucking revenue.  Although the freight environment was weak during much of the quarter and improved slightly in March, we expect improved results as the year progresses as we anticipate capacity tightening and rates to begin to improve. Any adverse changes in either of these factors, among others, could prevent rate increases or negatively affect existing rates.

Trucking fuel surcharge increased 41.6% to $26.2 million in the first quarter of 2017, from $18.5 million in the same quarter of 2016.  Average fuel prices increased by 24.0% in the three months ended March 31, 2017 from the same three months in 2016. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue decreased 3.0% to $52.5 million for the three months ended March 31, 2017, from $54.2 million for the three months ended March 31, 2016.  The decrease is primarily due to exiting our agricultural sourcing business during the first quarter of 2016, which contributed 11.5% of our Logistics revenue in the three months ended March 31, 2016. Excluding the agricultural sourcing revenue, our Logistics segment revenue increased 9.5% in the three months ended March 31, 2017, as compared to the same three months of 2016. Our Brokerage business, which is the largest component of our Logistics segment, increased revenue 14.3% in the first quarter of 2017 compared to the same quarter of 2016 as a result of load volume increasing 18.5% and revenue per load decreasing 3.6% year over year. We achieved this growth by providing more capacity to our customers through our third-party carriers and rail providers.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, decreased slightly to 30.4% for the three months ended March 31, 2017, compared to 30.7% for the same period in 2016. Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income. Excluding the effect of higher fuel surcharge revenue and lower Trucking revenue, salaries, wages and benefits expense, including driver wages, remained relatively flat in the three months ended March 31, 2017, compared to the same three months in 2016. Driver wages is the largest component of salaries, wages and benefits expense, and we believe the driver market will continue to remain challenging and that several ongoing market factors, including the CSA implementation of stricter regulations, has further reduced the pool of available drivers. Having a sufficient number of qualified driving associates continues to be a major concern, although we continue to seek ways to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers.

Fuel expense, as a percentage of total revenue, increased to 13.0% for the three months ended March 31, 2017, from 9.9% in same period of 2016. The U.S. National Average Diesel Fuel Price increased by 24.0% in the three months ended March 31, 2017, compared to the same three months in 2016. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. During the first quarter of 2017, fuel prices were rising, while during the first quarter of 2016, they were falling We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel-efficient engines and driver training programs that we believe will help to control our fuel expense.

Operations and maintenance expense, as a percentage of total revenue, increased to 7.6% from 6.6% in the three months ended March 31, 2017, compared to the same period in 2016. Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  During the first quarter of 2017, our direct operating and maintenance costs, specifically tolls, operating supplies, and development and recruiting costs, increased as a percentage of total revenue, excluding Trucking fuel surcharge. These rising costs were partially offset by a reduction in our tire costs as compared to the same quarter of 2016. With rising equipment prices and a soft used equipment market, we extended our tractor trade cycle beginning in the third quarter of 2016. Accordingly, equipment maintenance expense increased during the first quarter of 2017, as compared to the first quarter of 2016, as we are maintaining our tractors for an extended period. Further, first quarter 2017 weather adversely impacted our maintenance expense. We expect the driver market to remain competitive in 2017, which could increase future driver development and recruiting costs and negatively affect our operations and maintenance expense.

Insurance and claims expense, as a percentage of total revenue, and revenue, before fuel surcharge, remained flat at 3.2% in the three months ended March 31, 2017 and 2016. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense.

Operating taxes and license expense, as a percentage of total revenue, decreased to 1.6% for the three months ended March 31, 2017, compared to 2.0% for the three months ended March 31, 2016. The decrease is primarily due to a reduction in real estate and personal property tax accruals for certain states. This expense line item is impacted by changes in various fuel tax rates and registration fees associated with our tractor fleet and regional operating facilities.

Communications expense, as a percentage of total revenue, remained flat at 0.5% in the three months ended March 31, 2017 and 2016.  Communications expense is comprised of our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 11.0% in the three months ended March 31, 2017, from 10.5% in the three months ended March 31, 2016. Depreciation expense as a percentage of total revenue, excluding Trucking fuel surcharge, increased to 12.1% in the three months ended March 31, 2017, from 11.2% in the same three months in 2016. This fixed cost as a percentage of both total revenue, and revenue, excluding Trucking fuel surcharge, was higher as a result of less revenue and lower miles, combined with higher new equipment prices. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, before fuel surcharge, increased to 14.7% for the three months ended March 31, 2017, from 13.8% for the same three months in 2016.  Factors contributing to the increase were a 3.2% decrease in our average revenue per tractor, rising new equipment prices, and an increase in our tractor to trailer ratio. Depreciation in our Logistics segment also increased as a percentage of logistics revenue due to a combination of less revenue and an increase in equipment leased to third parties. Absent offsetting improvements in average revenue per tractor or growth in our Logistics operations, our expense as a percentage of revenue in this category could increase in the future. Our extended expected trade cycle for our tractors is expected to reduce capital expenditures and restrict higher depreciation and amortization costs in the future. In implementing the extended trade cycle, we have been proactive in managing our preventative maintenance program with a goal of mitigating the additional maintenance cost commonly associated with a slightly older fleet.

Purchased transportation expense, as a percentage of total revenue, increased to 21.6% for the three months ended March 31, 2017, from 21.2% for the same three months of 2016.  Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics freight management and non-Trucking services in our Logistics segment. The increase is due, in part, to the overall decrease in total revenue. Purchased transportation expense expressed as a percentage of total revenue, before fuel surcharge, increased to 23.9% in the first quarter in 2017, compared to 22.8% in the same quarter of 2016. Purchased transportation expense attributed to payments to independent contractors in our Trucking segment increased as the proportion of our tractor fleet comprised of independent contractors increased in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Purchased transportation expense decreased in our Logistics segment during the first quarter of 2017. This decrease was due to the elimination of costs associated with our agricultural sourcing business we exited during the first quarter of 2016. Excluding the purchased transportation costs associated with the agricultural sourcing business, purchased transportation costs associated with our Logistics segment increased as expected with the increase in Logistics revenue, excluding revenue from the agricultural sourcing business. Purchased transportation generally take into account changes in diesel fuel prices, resulting in higher payments during periods of rising fuel prices, such as in the first quarter of 2017. We expect purchased transportation will increase as a percentage of total revenue if we are successful in continuing to grow our Logistics segment.

Miscellaneous operating expenses, as a percentage of total revenue, increased to 2.8% during the three months ended March 31, 2017, compared to 1.2% for the same three months in 2016. This increase is primarily due to a decrease in gains from the sale of used equipment that is included in miscellaneous operating expenses.  Gains from the sale of used equipment decreased to $0.8 million in the three months ended March 31, 2017, from $3.2 million in the same three months in 2016. Increased professional fees associated with the transaction with Swift also contributed to the increase in this expense. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent we experienced in prior years, as the used equipment market softened beginning in the third quarter of 2015 and we expect a similar environment through the first half of 2017.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) was 91.7% for the first quarter of 2017, compared to 85.8% for the same quarter of 2016. Our non-GAAP operating ratio was 90.8% for the first quarter of 2017, as compared to 84.7% for the same quarter of 2016.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio.

Net interest expense decreased by 0.1% as a percentage of total revenue. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million, but we paid our outstanding borrowings in full during the three months ended March 31, 2017, from $18.0 million at December 31, 2016.

Other income decreased to 0.3% as a percentage of total revenue, in the three months ended March 31, 2017, compared to 0.5%, for the same three months of 2016. Other income is comprised of income from investment activity, primarily from realized gains on sale of available-for-sale securities, which were disposed of in full as at September 30, 2016.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 35.6% for the three months ended March 31, 2017 and 41.5% for the same three months in 2016. We adopted ASU 2016-09 in the fourth quarter of 2016, and the results for the three months ended March 31, 2016 are presented as if we adopted the guidance as of the beginning of 2016. The adoption requires the excess tax benefit arising from stock awards vesting or settling to be recorded as a reduction to income tax expense in the condensed consolidated statements of income instead of additional paid in capital on the condensed consolidated balance sheets. Each of the three month periods ended March 31, 2017 and 2016 reflect this change, although the excess tax benefit recorded in the three months ended March 31, 2017 was greater than in the three months ended March 31, 2016 as more stock awards vested and settled at a higher price during the 2017 period. Furthermore, we recorded a $0.7 million reserve for uncertain tax positions in the three months ended March 31, 2016, while no comparable entry was made in the three months ended March 31, 2017.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation decreased 35.4% for the three months ended March 31, 2017, compared to the same period during 2016.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, significant investments.  In our Trucking business, where investments are substantial, the primary investments are in new tractors and trailers, and to a lesser extent, in technology, service centers, and working capital.  In our Logistics business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations and borrowings under our line of credit.

Net cash provided by operating activities was $65.5 million for the three months ended March 31, 2017, compared to $69.4 million provided during the same period in 2016.  The decrease for 2017 is due to the decrease in net income in the three months ended March 31, 2017, compared to the same three months in 2016.

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2017, compared to net cash used of $19.0 million for the same period in 2016. Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, net of equipment sales, was $11.6 million for the three months ended March 31, 2017 and 2016. We contributed $11.0 million to a TRP portfolio investment in the first quarter of 2016, while proceeds from the sales of available-for-sale securities was $2.9 million; no comparable contributions or proceeds were made or received in the first quarter of 2017.  Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $80.0 million to $100.0 million for the remainder of 2017.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment for replacement purposes and not fleet growth.

Net cash used in financing activities was $23.1 million for the three months ended March 31, 2017, compared to $37.6 million for the same period in 2016.  Net cash payments towards line of credit borrowings were $18.0 million for the three months ended March 31, 2017, compared to $6.0 million in the same period of 2016. We made no repurchases of our common stock in the first quarter of 2017, while we repurchased 1.1 million shares for $27.1 million in the same quarter of 2016. Proceeds from exercises of stock options were $2.1 million in the three months ended March 31, 2017, compared to $2.6 million in the same period of 2016. We also paid $5.1 million for dividends in the three months ended March 31, 2017 and 2016.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million and matures on August 1, 2019.  During the first quarter of 2017, we paid down in full the aggregate amount outstanding under our line of credit from $18.0 million as of December 31, 2016. Our borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  The issued but unused letters of credit totaled $31.3 million as of March 31, 2017, and December 31, 2016.  Combining the amounts borrowed and letters of credit issued, we had $268.7 million available at March 31, 2017, for future borrowing under our existing line of credit, compared to $250.7 million as of December 31, 2016.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of March 31, 2017, and December 31, 2016.

As of March 31, 2017, our cash and cash equivalents totaled approximately $44.8 million compared to $8.0 million as of December 31, 2016.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in our condensed consolidated statements of income, and totaled $1.3 million for the three months ended March 31, 2017, and $1.2 million for the three months ended March 31, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with Brokerage and Intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2016 Annual Report on Form 10-K.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of  March 31, 2017, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 1A.          Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. On April 9, 2017, we entered into a merger agreement with Swift Transportation Company providing for a merger of our two companies, after which our respective businesses would operate separately under a single combined company.  Due to the proposed merger, there have been changes to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016, in the section entitled "Item 1A. Risk Factors." For a discussion of some of the risks and uncertainties associated with our business, refer to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016, in the section entitled "Item 1A. Risk Factors" and the following risk factors relating to the proposed transaction with Swift:

Completion of the transaction with Swift is subject to a number of conditions, and if these conditions are not satisfied or waived (if permissible under applicable law), the transaction will not be completed.

Consummation of the transaction between Swift is subject to certain closing conditions, including, among others, (i) the approval and adoption by our shareholders of our merger agreement with Swift, and (ii) the approval by Swift’s shareholders of the issuance of Swift shares in connection with the merger, and certain amendments to Swift’s certificate of incorporation. There can be no assurance that the conditions to the completion of the transaction will be satisfied or waived (if permissible under applicable law) or that the transaction will be consummated.  In addition, our merger agreement with Swift may be terminated under certain circumstances.

We will be subject to business uncertainties and contractual restrictions while our merger with Swift is pending.

Uncertainty about the effect of the proposed merger on employees, drivers, customers, suppliers, and others we deal with may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate employees and drivers until the transaction is completed, and could cause customers and others that deal with the parties to seek to change existing business relationships with them. Retention of drivers and employees may be challenging during the pendency of the transaction, as drivers and employees may experience uncertainty about the future of the combined company. If drivers and employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be negatively impacted. Further, adverse effects arising during the pendency of the merger could be exacerbated by any delays in completing the merger.

Finally, our merger agreement with Swift restricts us from taking specified actions until the effective time of the merger without the consent of Swift. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the transaction.

The merger may disrupt management’s attention from our ongoing business operations.

We have expended, and expect to continue to expend, significant management resources to complete the merger. Management’s attention may be diverted away from the day-to-day operations of our business, implementing initiatives to improve our performance throughout the remainder of 2017, and execution of our existing business plans in our efforts to complete the merger. This diversion of management resources could disrupt our operations and may have an adverse effect on our business, financial condition, and results of operations.

We expect to incur significant transaction-related costs in connection with the merger.

We expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger. The substantial majority of these costs will be non-recurring expenses relating to the merger, which we expect will include costs relating to integration of Swift’s and our businesses. These costs could adversely affect our business, financial condition, and results of operations prior to the merger and the combined company’s business, financial condition, and results of operations after the merger.

The combined company may fail to realize the anticipated benefits of the transaction.

The success of the merger will depend on, among other things, the combined company’s ability to combine Swift’s and our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies.  If we are not able to successfully combine Swift’s and our businesses, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1-31, 2017
Common Stock Repurchase Program(1)	-	-	-	4,247,001
Other Transactions (2)	47,981	$33.40	-	-
February 1-28, 2017
Common Stock Repurchase Program(1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
March 1-31, 2017
Common Stock Repurchase Program(1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
Total	47,981	$33.40	-	4,247,001

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

KNIGHT TRANSPORTATION, INC.

Date: May 10, 2017	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: May 10, 2017	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant