Form 10-Q
period 2017-06-30
KNIGHT TRANSPORTATION INC
filed 2017-08-08
CIK 929452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

The number of shares outstanding of registrant's common stock, par value $0.01 per share, as of July 31, 2017, was 80,658,140 shares.

KNIGHT TRANSPORTATION, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (in thousands)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$88,706	$8,021
Trade receivables, net of allowance for doubtful accounts of $2,544 and $2,727, respectively	127,252	142,167
Notes receivable, net of allowance for doubtful notes receivable of $231 and $240, respectively	646	560
Prepaid expenses	11,703	13,244
Assets held for sale	13,845	9,634
Other current assets	8,208	8,159
Income tax receivable	11,280	8,406
Total current assets	261,640	190,191

Property and Equipment:
Revenue equipment	892,240	910,042
Land and land improvements	54,816	54,106
Buildings and building improvements	148,473	145,866
Furniture and fixtures	22,198	20,241
Shop and service equipment	17,058	16,859
Leasehold improvements	4,735	4,735
Gross property and equipment	1,139,520	1,151,849
Less: accumulated depreciation and amortization	(379,624)	(348,991)
Property and equipment, net	759,896	802,858
Notes receivable, long-term	2,618	3,047
Goodwill	47,021	47,031
Intangible assets, net	2,325	2,575
Other long-term assets, restricted cash and investments	25,908	32,823
Total long-term assets	837,768	888,334
Total assets	$1,099,408	$1,078,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Balance Sheets (continued) (in thousands, except par values)

	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,775	$18,006
Accrued payroll and purchased transportation	27,008	25,017
Accrued liabilities	21,429	16,722
Claims accrual – current portion	19,905	18,633
Dividend payable – current portion	287	272
Total current liabilities	81,404	78,650

Long-term Liabilities:
Claims accrual – long-term portion	14,167	13,290
Long-term dividend payable and other liabilities	1,781	1,854
Deferred tax liabilities	183,518	178,000
Long-term debt	-	18,000
Total long-term liabilities	199,466	211,144

Total liabilities	280,870	289,794

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000 shares authorized; 80,634 and 80,229 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	806	802
Additional paid-in capital	231,551	223,267
Retained earnings	583,988	562,404

Total Knight Transportation shareholders' equity	816,345	786,473
Noncontrolling interest	2,193	2,258
Total shareholders’ equity	818,538	788,731

Total liabilities and shareholders' equity	$1,099,408	$1,078,525

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Income (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Revenue, before fuel surcharge	$247,022	$253,859	$492,002	$507,442
Fuel surcharge	26,221	22,459	52,423	40,964
Total revenue	273,243	276,318	544,425	548,406
OPERATING EXPENSES:
Salaries, wages and benefits	79,944	84,440	162,454	168,043
Fuel	33,719	33,429	68,952	60,200
Operations and maintenance	20,596	19,094	41,249	37,104
Insurance and claims	8,294	8,257	16,865	17,080
Operating taxes and licenses	4,615	4,612	9,046	10,099
Communications	1,018	1,043	2,204	2,248
Depreciation and amortization	29,371	28,955	59,053	57,357
Purchased transportation	58,299	53,918	116,924	111,703
Miscellaneous operating expenses	4,799	4,489	12,452	7,764
Merger-related costs	4,178	-	4,178	-
Total operating expenses	244,833	238,237	493,377	471,598

Operating income	28,410	38,081	51,048	76,808

Interest income	130	82	189	176
Interest expense	(54)	(258)	(136)	(559)
Other income	601	1,927	1,322	3,213
Income before income taxes	29,087	39,832	52,423	79,638

Income taxes	10,828	14,618	19,058	30,955
Net income	18,259	25,214	33,365	48,683

Net income attributable to noncontrolling interest	(289)	(296)	(518)	(748)
Net income attributable to Knight Transportation	$17,970	$24,918	$32,847	$47,935

Earnings per share:
Basic	$0.22	$0.31	$0.41	$0.60
Diluted	$0.22	$0.31	$0.40	$0.59

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

Weighted Average Shares Outstanding:
Basic	80,520	80,105	80,416	80,407
Diluted	81,349	80,983	81,276	81,191

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES
Condensed Consolidated Unaudited Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$18,259	$25,214	$33,365	$48,683
Other comprehensive income, net of tax:
Realized gains from available-for-sale securities reclassified to net income(1)	-	(907)	-	(1,888)
Unrealized (loss)/gain from changes in fair value of available-for-sale securities(2)	-	(75)	-	48
Comprehensive income	18,259	24,232	33,365	46,843
Comprehensive income attributable to noncontrolling interest	(289)	(296)	(518)	(748)
Comprehensive income attributable to Knight Transportation	$17,970	$23,936	$32,847	$46,095

(1)	Net of current income tax expense of $0, $567, $0, and $1,181, respectively.
(2)	Net of deferred income tax expense / (benefit) of $0, $(50), $0, and $24, respectively.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$33,365	$48,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,053	57,357
Gain on sale of equipment	(1,638)	(5,845)
Gain from sale of available-for-sale securities	-	(3,069)
Transportation Resource Partners impairment	56	-
Income from investment in Transportation Resource Partners	(1,382)	(144)
Non-cash compensation expense for issuance of common stock to certain members of the Board of Directors	398	398
Provision for doubtful accounts and notes receivable	17	317
Stock-based compensation expense, net	1,573	2,581
Deferred income taxes	5,518	4,193

Changes in operating assets and liabilities:
Trade receivables	14,900	(3,115)
Other current assets	(50)	5,044
Prepaid expenses	1,542	5,425
Income tax receivable	(2,874)	24,043
Other long-term assets	140	185
Accounts payable	(1,982)	5,363
Accrued liabilities	6,906	(8,951)
Claims accrual	2,149	3,093

Net cash provided by operating activities	117,691	135,558

Cash Flows From Investing Activities:
Purchases of property and equipment	(35,513)	(75,446)
Proceeds from sale of equipment/assets held for sale	12,926	40,050
Proceeds from notes receivable	1,266	262
Change in restricted cash and investments	(24)	(19)
Proceeds from sale of available-for-sale securities	-	5,183
Cash payments to Transportation Resource Partners	(712)	(11,028)
Cash proceeds from Transportation Resource Partners	8,846	423

Net cash used in investing activities	(13,211)	(40,575)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

KNIGHT TRANSPORTATION, INC. AND SUBSIDIARIES Condensed Consolidated Unaudited Statements of Cash Flows (continued) (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities:
Dividends paid	$(9,926)	$(9,938)
Payments to repurchase company stock	-	(36,566)
Payments on line of credit borrowings, net	(18,000)	(52,000)
Shares withheld for employee taxes related to stock-based compensation	(1,603)	(1,344)
Cash distribution to noncontrolling interest holder	(584)	(972)
Proceeds from exercise of stock options	6,318	6,710

Net cash used in financing activities	(23,795)	(94,110)

Net increase in Cash and Cash Equivalents	80,685	873
Cash and Cash Equivalents, beginning of period	8,021	8,691

Cash and Cash Equivalents, end of period	$88,706	$9,564

Supplemental Disclosures:
Non-cash investing and financing transactions:
Equipment acquired included in accounts payable	$396	$12,528
Transfer from property and equipment to assets held for sale	$14,920	$18,776
Financing provided to independent contractors for equipment sold	$1,172	$157
Net dividend accrued for restricted stock units	$6	$77
Cash flow information:
Income taxes paid	$16,351	$2,667
Interest expense paid	$138	$591

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

On April 10, 2017, we announced that our board of directors and the board of directors of Swift Transportation Company (“Swift”) unanimously approved a merger of Knight and Swift in an all-stock transaction. The combined company will be named Knight-Swift Transportation Holdings Inc. (“Knight-Swift”). Under the terms of the definitive agreement, each Swift share will convert into 0.72 shares of Knight-Swift by means of a reverse stock split. Each share of Knight will be exchanged for one Knight-Swift share. Upon closing the transaction, Swift shareholders will own approximately 54% and Knight shareholders will own approximately 46% of Knight-Swift. The transaction, which is expected to close in the third quarter of 2017, is subject to customary conditions, including the approval of the shareholders of Knight and Swift.

During the six months ended June 30, 2017, we recorded approximately $4.2 million ($2.6 million after-tax) of direct and incremental costs associated with merger-related activities. These costs were primarily incurred for legal and professional fees associated with the previously announced transaction with Swift. These costs were recorded in the ”Merger-related costs” line in the accompanying  condensed consolidated statements of income.

During the fourth quarter of 2016, we early adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (ASU 2016-09).  The standard  requires us to reflect any adoption adjustments as of the beginning of the annual period that includes the interim period of adoption. As such, our condensed consolidated statements of income, statements of comprehensive income and statements of cash flows for the three and six months ended June 30, 2016, have been recast to include the impact of ASU 2016-09 adoption. See "Note 1—Significant Accounting Policies" in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for detailed adoption information.

Note 2.          Stock-Based Compensation

In May 2015, our shareholders approved the Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan combines into a single plan the Company’s 2005 Executive Cash Bonus Plan (the “2005 Plan”) and the 2012 Equity Compensation Plan (the “2012 Plan”) and allows for future grants under the 2015 Plan.  Grants outstanding under the 2005 Plan and 2012 Plan will continue in force and effect and continue to be governed solely by the terms and conditions of the instrument evidencing such grants, and will be interpreted under the terms of the 2005 Plan and the 2012 Plan, as applicable. Since approval of the 2015 Plan in May 2015, all grants of stock-based compensation are made under the 2015 Plan.  Stock-based compensation expense for the three months and six months ended June 30, 2017, and 2016, are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock compensation expense for options, net of forfeitures	$482	$513	$830	$884
Stock compensation (benefit)/expense for restricted stock units and performance restricted stock units, net of forfeitures	(328)	1,288	743	1,697
Total stock compensation expense, net of forfeitures	$154	$1,801	$1,573	$2,581

Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

As of June 30, 2017, we have approximately $5.0 million of unrecognized compensation expense related to unvested options.  We expect to recognize this cost over a weighted-average period of 2.0 years and a total period of 3.9 years.  We have approximately $10.6 million of unrecognized compensation expense related to restricted stock unit awards, which we expect to recognize over a weighted-average period of 3.1 years and a total period of 5.6 years. We also have approximately $0.5 million of unrecognized compensation cost related to unvested performance restricted stock units (“PRSUs”), which we expect to recognize over a weighted-average period of 2.0 years and total period of 2.6 years.

A total of 497,421 and 569,480 stock options were granted in the first six months of 2017 and 2016, respectively. We received approximately $6.3 million in cash from the exercise of stock options during the six months ended June 30, 2017, compared to $6.7 million for the same period in 2016.

A summary of the option award activity under our equity compensation plans for the six months ended June 30, 2017, is presented below:

	Option Totals	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2016	1,737,400	$23.19
Granted	497,421	33.35
Exercised	(342,307)	20.76
Forfeited	(121,861)	26.56
Outstanding as of June 30, 2017	1,770,653	$26.29

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model.  Listed below are the weighted-average assumptions used for the fair value computation:

	Six Months Ended June 30,
	2017	2016
Dividend yield (1)	0.72%	0.99%
Expected volatility (2)	27.95%	27.91%
Risk-free interest rate (3)	1.49%	0.90%
Expected term (4)	3.22 years	2.74 years
Weighted-average fair value of options granted	$6.78	$4.28

(1)	Dividend yield – the dividend yield is based on our historical experience and future expectation of dividend payouts.
(2)	Expected volatility – we analyzed the volatility of our stock using historical data.
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

A total of 124,145 and 4,350 restricted stock unit awards were granted during the first six months of 2017 and 2016, respectively. A summary of the restricted stock unit award activity under our equity compensation plans for the six months ended June 30, 2017, is presented below:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	686,786	$16.46
Granted	124,145	33.35
Vested	(124,991)	16.78
Forfeited	(26,264)	17.31
Unvested as of June 30, 2017	659,676	$19.90

The fair value of each restricted stock unit is based on the closing market price on the date of grant.

The Company issues PRSUs to selected key employees, that may be earned based on achieving performance targets approved by our Compensation Committee annually. The initial award is subject to an adjustment determined by our performance achieved over a three-year performance period when compared to the objective performance standards adopted by the Compensation Committee; this adjustment ranges from 0 percent to 150 percent of the initial amount of the grant. A further adjustment is made based on our total shareholder return compared to a peer group approved by our Compensation Committee. This adjustment ranges from 75 percent to 125 percent of the award after adjustment for our performance. Furthermore, the PRSUs have additional service requirements subsequent to the achievement of the performance targets. PRSUs do not earn dividend equivalents, and are subject to accelerated vesting upon a change of control.

No PRSUs were granted in the first six months of 2017 and 177,741 PRSUs were granted in the first six months of 2016. A summary of the PRSU activity under our equity compensation plans for the six months ended June 30, 2017 is presented below:

	Number of Performance Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	508,478	$25.60
Granted	-	-
Shares earned above target	-	-
Vested	-	-
Cancelled	(10,112)	25.40
Unvested as of June 30, 2017	498,366	$25.60

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

Note 3.          Earnings Per Share

A reconciliation of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2017 and 2016, respectively, is as follows (dollars in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding – basic	80,520	80,105	80,416	80,407
Dilutive effect of stock options and unvested restricted stock units(1)	829	878	860	784
Weighted-average common shares outstanding – diluted	81,349	80,983	81,276	81,191

Net income attributable to Knight Transportation(1)	$17,970	$24,918	$32,847	$47,935

Basic earnings per share	$0.22	$0.31	$0.41	$0.60
Diluted earnings per share	$0.22	$0.31	$0.40	$0.59

(1)
We early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $1.8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the three months and six months ended June 30, 2016 are presented as if the ASU was adopted at the beginning of 2016.

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

The number of anti-dilutive shares are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of anti-dilutive shares	379,127	1,274,322	312,128	1,185,126

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$220,323	80.6	$226,423	81.9	$439,013	80.6	$444,379	81.0
Logistics Segment	54,867	20.1	51,703	18.7	109,055	20.0	110,312	20.1
Subtotal	275,190		278,126		548,068		554,691
Intersegment Eliminations Trucking	(53)	0.0	(34)	0.0	(81)	0.0	(72)	0.0
Intersegment Eliminations Logistics	(1,894)	(0.7)	(1,774)	(0.6)	(3,562)	(0.6)	(6,213)	(1.1)
Total	$273,243	100%	$276,318	100%	$544,425	100%	$548,406	100%

Operating Income:
Trucking Segment	$25,762	90.7	$35,286	92.7	$46,022	90.2	$71,208	92.7
Logistics Segment	2,648	9.3	2,795	7.3	5,026	9.8	5,600	7.3
Total	$28,410	100%	$38,081	100%	$51,048	100%	$76,808	100%

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

We are self-insured for workers' compensation coverage. In the first quarter of 2016, the self-retention level was increased from a maximum $500,000 per occurrence to a maximum $1.0 million per occurrence. We also maintain primary and excess coverage for employee medical expenses and hospitalization, with self-insured retention of $240,000 per claimant in 2017 and 2016.

Based on our present knowledge of the facts, and in certain cases, advice of outside counsel, management believes the resolution of open claims and pending litigation, taking into account existing reserves, and accrued liabilities recorded is not likely to have a materially adverse effect on our consolidated financial statements.

Note 7.          Property and Equipment

To ensure that our facilities remain modern and efficient, we periodically have facility upgrades, or new construction, in process at our various service center or corporate headquarters locations. Until these projects are completed, we consider these to be assets not yet placed in service and they are not depreciated.  Once they are placed into service, we depreciate them according to our depreciation policy. At June 30, 2017 and December 31, 2016, we had approximately $4.9 million and $13.0 million, respectively, of facility construction in process assets included under "Buildings and building improvements” on the accompanying condensed consolidated balance sheets.

Note 8.          Goodwill and Intangibles, net

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. The tax benefit from the recognition on the tax return of the amortization of the excess tax goodwill over book goodwill is treated as a reduction in the book basis of goodwill.

The changes in the carrying amounts of goodwill were as follows (dollars in thousands):

Six Months Ended June 30, 2017
Goodwill at beginning of period	$47,031
Amortization relating to deferred tax assets	(10)
Goodwill at end of period	$47,021

In conjunction with our acquisitions, identifiable intangible assets subject to amortization have been recorded at fair value and are being amortized over a weighted-average amortization period of 7.6 years.

Intangible asset balances were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Gross carrying amount	$3,700	$3,700
Accumulated amortization	(1,375)	(1,125)
Intangible assets, net	$2,325	$2,575

Amortization expense associated with these intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, respectively, in both 2017 and 2016, and is included in “Depreciation and amortization” on the accompanying condensed consolidated statements of income. Future amortization expense for intangible assets is estimated at $0.3 million for the remainder of 2017, $0.5 million for each of the years 2018 and 2019, $0.4 million per year in 2020 and 2021, and $0.3 million in 2022.

Note 9.          Investments and Related Commitments

Investment balances included in “Other long-term assets, restricted cash and investments” on our accompanying condensed consolidated balance sheets were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Investment in Transportation Resource Partners (TRP)	$211	$214
Investment in Transportation Resource Partners III (TRP III)	2,523	5,882
Investment in Transportation Resource Partners IV (TRP IV)	2,134	1,882
Investment in Transportation Resource Partners CoInvest Partners, (NTI) I, LP (TRP Coinvestment)	8,973	10,000
Investment in Transportation Resource Partners CoInvest Partners, (QLS) I, LP (TRP Coinvestment QLS)	7,062	9,735
	$20,903	$27,713

In 2003, we signed a partnership agreement with Transportation Resource Partners ("TRP"), a company that makes privately negotiated equity investments. Per the original partnership agreement, we committed to invest $5.0 million in TRP. In 2006, we increased the commitment amount to $5.5 million. We recorded impairment of approximately $3,000 in the second quarter of 2017, and no impairment was recorded in the second quarter of 2016. Our investment in TRP is accounted for using the cost method, as the level of influence over the operations of TRP is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2008, we formed Knight Capital Growth, LLC and committed $15.0 million to invest in another partnership managed and operated by the managers and principals of TRP. This partnership, Transportation Resource Partners III, LP ("TRP III"), is focused on investment opportunities similar to TRP. In 2015, TRP III released us from $2.1 million of our outstanding commitment. As of June 30, 2017, we have contributed approximately $11.1 million to TRP III, leaving an outstanding commitment of $1.8 million. We recorded income from our investment in TRP III of approximately $0.6 million, and received distributions of $3.6 million for the second quarter of 2017, and income of approximately $0.5 million for the second quarter of 2016. We recorded income from our investment in TRP III of approximately $1.1 million, and received distributions of  $4.5 million for the six months ended June 30, 2017, and recorded income of approximately $0.1 million, and received distributions of $0.4 million for the six months ended June 30, 2016. Our investment in TRP III is accounted for using the equity method, and the carrying value of our investment is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In 2015, we committed to invest in another TRP partnership, TRP Capital Partners, LP (“TRP IV”). TRP IV is managed and operated by the managers and principals of TRP and TRP III, and is focused on similar investment opportunities. We committed to contribute a total of $4.9 million to TRP IV, and have contributed approximately $2.4 million, including approximately $0.7 million in the six months ended June 30, 2017, leaving an outstanding commitment of approximately $2.5 million as of June 30, 2017. We received distributions from TRP IV of approximately $0.4 million, and recorded impairment of approximately $53,000 in the six months ended June 30, 2017. Our investment in TRP IV is accounted for using the cost method, as the level of influence over the operations of TRP IV is minor, and the balance is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the first quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (NTI) I, LP (“TRP Coinvestment”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $10.0 million to the new partnership, leaving no outstanding commitment as of June 30, 2017. We recorded a gain from our investment in TRP Coinvestment of approximately $4,000 in the second quarter of 2017, and no income or loss was recorded in the second quarter of 2016. We recorded a loss from our investment in TRP Coinvestment of approximately $1.0 million in the six months ended June 30, 2017, and no income or loss was recorded in the six months ended June 30, 2016. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

In the third quarter of 2016, we committed to invest in another TRP partnership, TRP CoInvest Partners, (QLS) I, LP (“TRP Coinvestment QLS”). The new partnership is managed and operated by the managers and principals of the other TRP partnerships, and is focused on similar investment opportunities. We committed to contribute, and have paid a total of, $9.7 million to the new partnership, leaving no outstanding commitment as of June 30, 2017. We recorded income from our investment in TRP Coinvestment QLS of approximately $5,000 in the second quarter of 2017, and we recorded income from our investment in TRP Coinvestment QLS of approximately $1.3 million, and received distributions of approximately $4.0 million for the six months ended June 30, 2017. Our investment in TRP Coinvestment is accounted for using the equity method, and the carrying value is included in "Other long-term assets, restricted cash and investments" on our accompanying condensed consolidated balance sheets.

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

The following table shows the Company’s realized gains during the three and six month periods ended June 30, 2017 and 2016, on certain securities that were classified as available-for-sale (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gains
Sales proceeds	-	$2,330	-	$5,183
Cost of securities sold	-	856	-	2,114
Realized gain	-	$1,474	-	$3,069

Realized gains, net of taxes	-	$907	-	$1,888

During the third quarter of 2016, we disposed of our holdings in available-for-sale equity investments, leaving no balance on the accompanying condensed consolidated balance sheets as of June 30, 2017 or December 31, 2016.

Note 11.          Assets Held for Sale

Revenue equipment that is not utilized in continuing operations and is held for sale is classified as "Assets held for sale" on the accompanying condensed consolidated balance sheets.  Assets held for sale at June 30, 2017 and December 31, 2016, totaled $13.8 million and $9.6 million, respectively. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets and replace them with new assets within twelve months of being classified as "Assets held for sale."

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We file federal and state income tax returns with varying statutes of limitations. The 2012 through 2016 tax years remain subject to examination by federal and state tax authorities.  As of June 30, 2017, and December 31, 2016, cumulative gross unrecognized tax benefits were $0.7 million.

If recognized, the $0.7 million balance of unrecognized tax benefits as of June 30, 2017 would affect our effective tax rate, but would not result in adjustments to other tax accounts, including deferred taxes.

We believe it is reasonably possible that a decrease of up to $0.7 million in unrecognized tax benefits related to federal tax credit claims for refund may be necessary within the coming year due to settlement of such tax credit claims with the relevant taxing authority.

Potential interest and penalty accruals and reversals related to unrecognized tax benefits are recognized as a component of income tax expense. As of June 30, 2017, and December 31, 2016, there were no interest or penalties accrued related to unrecognized tax benefits.

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

Under the share repurchase program, we made no repurchases of our common stock in the three months or six months ended June 30, 2017, and repurchased 0.4 million shares for $9.5 million in the three months ended June 30, 2016, and 1.5 million shares for $36.6 million in the six months ended June 30, 2016.  As of June 30, 2017, there were 4.2 million shares remaining for future purchases under our repurchase program. The repurchase authorization will remain in effect until the share limit is reached or the program is terminated.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	Total	Total	Level One		Level Two		Level Three
	Balance at June 30, 2017	Balance at December 31, 2016	Balance at June 30, 2017	Balance at December 31, 2016	Balance at June 30, 2017	Balance at December 31, 2016	Balance at June 30, 2017	Balance at December 31, 2016
Restricted cash and investments:
Money market funds	$1,475	$1,385	$1,475	$1,385	-	-	-	-
Trading securities:
Debt securities - municipal securities	$1,838	$1,903	-	-	$1,838	$1,903	-	-

Note 15.          Notes Receivable

We provide financing to independent contractors and third parties on equipment sold or leased under our equipment sale program. Most of the notes are collateralized and are due in weekly installments, comprised of principal and interest payments. Interest rates are set forth in the contracts and generally range from 2.0% to 20.0%.

The notes receivable balances are classified separately between current and long-term on the accompanying condensed consolidated balance sheets.  The current and long-term balance of our notes receivable at June 30, 2017 and December 31, 2016, are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Notes receivable from independent contractors	$1,501	$1,039
Notes receivable from third parties	1,994	2,808
Gross notes receivable	3,495	3,847
Allowance for doubtful notes receivable	(231)	(240)
Total notes receivable, net of allowance	$3,264	$3,607

Current portion, net of allowance	646	560
Long-term portion	$2,618	$3,047

Note 16.          Line of Credit

We maintain a revolving line of credit which permits revolving borrowings and letters of credit.  The line of credit is maintained at $300.0 million and matures August 1, 2019. We incur interest on borrowings under the line of credit at either the prime rate or LIBOR plus 0.625%, determined by us at the time of borrowing. We had no outstanding borrowings, other than letters of credit, under the line of credit as of June 30, 2017, compared to $18.0 million as of December 31, 2016.  The weighted average variable annual percentage rate ("APR") for amounts borrowed during the six months ended June 30, 2017 was 1.40%.  Borrowings under the line of credit are recorded on the "Long-term debt" line of the accompanying condensed consolidated balance sheets.  As of June 30, 2017, we utilized $34.8 million of the line of credit for letters of credit issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  With the outstanding letters of credit, we have $265.2 million available for future borrowings as of June 30, 2017.  We are obligated to comply with certain financial and other covenants under the line of credit agreement and were in compliance with such covenants at and for the six months ended June 30, 2017 and for the year ended December 31, 2016.

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

We are currently evaluating the effect that adopting the new guidance will have on our consolidated financial statements. We have established a team, including engaging external resources, to evaluate and implement this standard. We have identified revenue sources within our lines of business and developed a tool to facilitate documenting our contract reviews. Our process is ongoing and includes our assessment of when our performance obligations are satisfied, principal verses agent considerations as provided in ASU 2016-08, and selection of a method of adoption per the guidance. Based on the information currently available from our accounting assessment, we cannot determine the quantitative impact the adoption will have on our consolidated financial statements. Since we are continuing to evaluate the impact of the new guidance, the disclosures around our preliminary assessments are subject to change.
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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing.  In this Item 2, statements relating to the ability of our infrastructure to support future growth, our transaction with Swift, the flexibility of our model to adapt to market conditions, our ability to recruit and retain qualified drivers, our ability to react to market conditions, our ability to gain market share, our ability and desire to expand our Brokerage operations, future equipment prices, potential acquisitions, our equipment purchasing plans and equipment turnover, the expected freight environment and economic and political conditions, future inflation, whether we grow organically, our ability to obtain favorable pricing terms from vendors and suppliers, expected liquidity and methods for achieving sufficient liquidity, future fuel prices, future expenses and our ability to control costs, future third-party service provider relationships and availability, future compensation arrangements with independent contractors and drivers, our expected need or desire to incur indebtedness, expected sources of liquidity for capital expenditures and allocation of capital, expected tractor trade-ins, expected sources of working capital and funds for acquiring revenue equipment, expected capital expenditures, future asset utilization, future capital requirements, future return on capital, future trucking capacity, future consumer spending, expected freight demand and volumes, future rates, future depreciation and amortization, expected tractor and trailer fleet age, regulatory changes and the impact thereof, and future purchased transportation expense, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as "believe," "may," "could," "expects," "estimates," "projects," "anticipates," "plans," "intends," "hopes," and similar terms and phrases.  Forward-looking statements are based on currently available operating, financial, and competitive information.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2016 and in our Form 10-Q for the quarter ended March 31, 2017, along with any supplements in Part II below, and various disclosures in our press releases, shareholder reports, and other filings with the SEC.

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

Recent Consolidated Results of Operations and Quarter-End Financial Condition

Our consolidated results of operations for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, were as follows:

●	Total revenue decreased 1.1%, to $273.2 million from $276.3 million;

●	Revenue, before fuel surcharge, decreased 2.7%, to $247.0 million from $253.9 million;

●	Net income attributable to Knight Transportation decreased 27.9%, to $18.0 million from $24.9 million; and

●	Net earnings attributable to Knight Transportation per diluted share decreased to $0.22 per share from $0.31 per share.

The second quarter of 2017 included a $4.2 million pretax expense ($2.6 million after tax) relating to merger-related costs associated with the previously announced transaction with Swift. The transaction was announced in April of 2017 and is expected to close in the third quarter of 2017, subject to customary conditions, including the approval of the shareholders of Knight and Swift. Excluding this expense, net income attributable to Knight Transportation for the second quarter of 2017 would have been $20.6 million, or $0.25 per diluted share.

The freight environment began to show signs of improvement as we experienced more non-contract opportunities during the second quarter of 2017 as compared to the same quarter last year. Our revenue per loaded mile increased slightly year over year, which marks the first year over year improvement since the third quarter of 2015. Various factors negatively affected our results on a year over year basis, including a decrease in revenue per tractor, excluding Trucking fuel surcharge, increased driver payroll costs, less gain on sale, higher maintenance expense, and merger-related costs associated with the transaction with Swift.  Our leadership remains focused on improving the productivity of our assets, expanding our Brokerage business, and enhancing our cost control measures.

In the second quarter of 2017, our Trucking segment achieved a GAAP operating ratio of 88.3% compared to 84.4% from the same quarter last year, and non-GAAP operating ratio of 86.7% compared to 82.7% from the same quarter last year. Please see the reconciliation table below for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the merger-related costs, our Trucking segment achieved an adjusted non-GAAP operating ratio of 84.6% for the second quarter of 2017. Productivity, as measured by average Trucking revenue per tractor, before Trucking fuel surcharge, decreased 2.9%, year over year, attributable to the net effect of a 3.0% decrease in average miles per tractor, a 0.3% increase in average revenue per loaded mile, and a 20 basis point increase in our non-paid empty mile percentage. Driver related costs and less gain on sale of equipment continue to present cost headwinds. We remain focused on developing our freight network, improving the productivity of our assets, and controlling costs, where in areas such as maintenance, driver pay, and professional fees, we have experienced higher than normal inflation.

Our Logistics segment consists of Brokerage, Intermodal, and other logistics services.  During the second quarter of 2017, the Logistics segment increased revenue 6.1% and produced an operating ratio of 95.0% compared to 94.4% for the same quarter last year.  Our Brokerage business, the largest component of our Logistics segment, increased revenue 12.1% in the second quarter of 2017 when compared to the same quarter last year, as load volume increased 12.4%. The gross margin percentage decreased to 14.3% in the second quarter of 2017, compared to 16.8% in the same quarter of 2016. We plan to continue to invest in our Logistics service offerings, including transportation management technology, which we believe will continue to improve our return on capital.

In the second quarter of 2017, we generated $52.2 million in cash flow from operations and used $11.0 million for capital expenditures net of equipment sales. We ended the quarter with $88.7 million of cash and cash equivalents, no long-term debt, and $816.3 million of shareholders' equity.

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

The following table sets forth revenue and operating income between the Trucking and Logistics segments for the three months and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Revenues:	$	%	$	%	$	%	$	%
Trucking Segment	$220,323	80.6	$226,423	81.9	$439,013	80.6	$444,379	81.0
Logistics Segment	54,867	20.1	51,703	18.7	109,055	20.0	110,312	20.1
Subtotal	275,190		278,126		548,068		554,691
Intersegment Eliminations Trucking	(53)	0.0	(34)	0.0	(81)	0.0	(72)	0.0
Intersegment Eliminations Logistics	(1,894)	(0.7)	(1,774)	(0.6)	(3,562)	(0.6)	(6,213)	(1.1)
Total	$273,243	100%	$276,318	100%	$544,425	100%	$548,406	100%

Operating Income:
Trucking Segment	$25,762	90.7	$35,286	92.7	$46,022	90.2	$71,208	92.7
Logistics Segment	2,648	9.3	2,795	7.3	5,026	9.8	5,600	7.3
Total	$28,410	100%	$38,081	100%	$51,048	100%	$76,808	100%

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

Pursuant to the requirements of Regulation G, the following table reconciles consolidated GAAP operating ratio to consolidated non-GAAP operating ratio (dollars in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
GAAP Presentation:	$	%	$	%	$	%	$	%
Total revenue	$273,243		$276,318		$544,425		$548,406
Total operating expenses	244,833	89.6	238,237	86.2	493,377	90.6	471,598	86.0
Operating income	$28,410		$38,081		$51,048		$76,808

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Non-GAAP Presentation(1):	$	%	$	%	$	%	$	%
Total revenue	$273,243		$276,318		$544,425		$548,406
Less fuel surcharge	(26,221)		(22,459)		(52,423)		(40,964)
Revenue, before fuel surcharge	247,022		253,859		492,002		507,442

Total operating expenses	244,833		238,237		493,377		471,598
Less fuel surcharge	(26,221)		(22,459)		(52,423)		(40,964)
Total operating expenses, net of fuel surcharge	218,612	88.5	215,778	85.0	440,954	89.6	430,634	84.9
Operating income	28,410		38,081		51,048		76,808

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

The primary measure we use to evaluate the profitability of our Trucking segment is operating ratio, measured both on a GAAP basis and on a non-GAAP basis that many in our industry use.  See “Non-GAAP Financial Measures,” beginning on page 24, for the uses and limitations of non-GAAP financial measures.

Pursuant to the requirements of Regulation G, the following table sets forth the Trucking segment operating ratio on a GAAP basis (dollars in thousands).

GAAP Presentation:	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$220,323		$226,423		$439,013		$444,379
Operating expenses	194,561	88.3	191,137	84.4	392,991	89.5	373,172	84.0
Operating income	$25,762		$35,286		$46,022		$71,207

The following table sets forth the non-GAAP operating ratio for our Trucking segment as if fuel surcharges are excluded from total revenue and instead reported as a reduction of operating expenses, excluding intersegment activity (dollars in thousands).

Non-GAAP Presentation(1):	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Trucking Segment	$	%	$	%	$	%	$	%
Revenue	$220,323		$226,423		$439,013		$444,379
Less: Trucking fuel surcharge revenue	(26,221)		(22,459)		(52,423)		(40,964)
Less: Intersegment transactions	(53)		(34)		(81)		(72)
Revenue, net of fuel surcharge and intersegment transactions	194,049		203,930		386,509		403,343
Operating expenses	194,561		191,137		392,991		373,172
Less: Trucking fuel surcharge revenue	(26,221)		(22,459)		(52,423)		(40,964)
Less: Intersegment transactions	(53)		(34)		(81)		(72)
Operating expenses, net of fuel surcharge and intersegment transactions	168,287	86.7	168,644	82.7	340,487	88.1	332,136	82.3
Operating income	$25,762		$35,286		$46,022		$71,207

(1)	These items represent non-GAAP financial measures and are not substitutes for or superior to, and should be considered in addition to, the GAAP financial measures presented in the previous table.

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Average revenue per tractor(1)	$42,176	$43,414	$83,335	$85,943
Average length of haul (miles)	488	505	493	500
Non-paid empty mile percent	12.5%	12.3%	12.5%	12.5%
Average tractors in operation during period	4,601	4,697	4,638	4,693
Average trailers in operation during period	12,310	12,289	12,377	12,128

(1)	Average revenue per tractor is based on Trucking revenue, net of intersegment elimination, and does not include Trucking fuel surcharge revenue.

Our Trucking segment requires substantial capital expenditures for purchases of new revenue equipment.  We fund these purchases with cash flows from operations and financing available under our existing line of credit.  We operated an average of 4,601 tractors in the second quarter of 2017, of which 4,113 were company-owned tractors as of June 30, 2017. The average age of our company-owned tractor fleet was 2.6 years in the quarter ended June 30, 2017, up from 1.8 in the same quarter of last year.  We also operated an average of 12,310 trailers in the second quarter of 2017, with an average age of 3.8 years, down from 4.2 years in the quarter ended June 30, 2016.  Our net property and equipment at June 30, 2017, was $759.9 million, most of which relates to our Trucking segment.

Our capital expenditures can also affect depreciation expense.  Trucking depreciation relates primarily to our owned tractors, trailers, electronic logging devices (“ELDs”) and other communication units, and other similar assets.  Changes to this fixed cost are generally attributed to increases or decreases to company-owned equipment and fluctuations in new equipment purchase prices, which have historically been precipitated in part by new or proposed federal and state regulations (such as the EPA engine emissions requirements relating to post-2014 model tractors and the California trailer efficiency requirements).  Depreciation can also be affected by the cost of used equipment that we sell or trade and the replacement of older used equipment.  Our management periodically reviews the condition, average age, and reasonableness of estimated useful lives and salvage values of our equipment and considers such factors in light of our experience with similar assets, used equipment market conditions, and prevailing industry practice.  Total Trucking segment depreciation and amortization expense was approximately $28.0 million in the second quarter of 2017, and approximately $56.4 million in the first six months of 2017.

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

The following table sets forth the Logistics segment revenue, operating expenses, and operating income (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$54,867		$51,703		$109,055		$110,312
Operating expenses	52,219	95.2	48,908	94.6	104,029	95.4	104,712	94.9
Operating income	$2,648		$2,795		$5,026		$5,600

The following table sets forth the Logistics segment revenue, operating expenses, and operating income, excluding intersegment transactions (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Logistics Segment	$	%	$	%	$	%	$	%
Revenue	$54,867		$51,703		$109,055		$110,312
Less: Intersegment transactions	(1,894)		(1,774)		(3,562)		(6,213)
Revenue excluding intersegment transactions	52,973		49,929		105,493		104,099
Operating expenses	52,219		48,908		104,029		104,712
Less: Intersegment transactions	(1,894)		(1,774)		(3,562)		(6,213)
Operating expenses excluding intersegment transactions	50,325	95.0	47,134	94.4	100,467	95.2	98,499	94.6
Operating income	$2,648		$2,795		$5,026		$5,600

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Combined Brokerage and Intermodal gross margin percent(1)	14.3%	16.5%	14.2%	17.6%

(1)	Gross margin percentage is based on Logistics segment revenue and purchased transportation, net of intersegment transactions.

Our Logistics segment does not require significant capital expenditures and is not asset-intensive like our Trucking segment.  Rather, our Logistics segment depends on effective usage of information systems and technology that enable us to efficiently arrange for the transportation of our customers' freight and remain resourceful and responsive in meeting customer shipping needs.  As our Logistics services evolve, we may incur costs to upgrade, integrate, or expand our information systems and technology.  Total Logistics segment depreciation and amortization expense was approximately $1.3 million in the second quarter of 2017, and $2.7 million in the first six months of 2017, which is primarily attributed to equipment leased to third parties.

Trends and Outlook

For the remainder of 2017, we expect the freight environment to continue to be challenging , however, we expect the environment to become more favorable towards the end of 2017, as capacity begins to tighten as a result of a weak demand for used equipment and additional regulatory burdens expected to phase in over the coming quarters.  We expect that pricing will respond positively as capacity continues to exit the market. However, in July 2017, the House Transportation Committee approved a bill that could have the effect of delaying or repealing the implementation of the rule requiring all carriers to use ELDs. Such a delay or repeal could affect the timing and extent to which capacity exits the market. Additionally, given where we are in the bid cycle, our contract rates could take longer to improve than our non-contract rates. Market factors that include higher driver wages, lower gain on sale of revenue equipment, and increased fuel costs may negatively affect our margins in our Trucking and Logistics segments.  In this environment, we plan to limit organic fleet expansion, focus on cost control, and grow revenues in our Logistics segment. We believe we have a higher percentage of non-contracted business than many of our peers, which we believe will provide us an opportunity to benefit from spot market changes that are expected when capacity tightens.

Over the medium- to long-term, we believe capacity in the truckload market will be constrained by an increasingly competitive driver market, elevated regulatory costs for trucking companies and drivers, and potentially alternative employment opportunities for drivers we wish to hire. These factors are expected generally to have a positive impact on industry-wide rate structures. However, reduced hours of operation and driver shortage could negatively affect equipment utilization, even in a stronger demand environment, and result in increased driver pay. Accordingly, our driver development program remains a primary focus for our management team.  We believe carriers that are well-positioned to develop and retain drivers, withstand supply and demand fluctuations, and provide safe, dependable, and high-quality service to customers will have opportunities to increase freight rates and market share.  We believe domestic and global economic and political conditions present the most direct challenges to improved freight demand.  These threats include the possibility that rising energy prices, an inability of the United States government to timely and adequately address fiscal issues, currency fluctuations, or other factors outside our control could reduce consumer spending or industrial investment, thus negatively affecting freight volumes. In addition, the competitive landscape and the supply chains of our customers are constantly shifting based on manufacturing and transportation costs, business combinations, inventory levels, and other factors.

Several issues impacting the trucking industry could also cause our costs to increase for the remainder of 2017. These issues include driver and independent contractor availability, fuel price fluctuations, increases in new tractor and trailer purchase prices, and changes in federal and state regulations, including regulations that could potentially delay or repeal the requirement for all carriers to use ELDs.  From a cost perspective, recruiting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers may become increasingly costly, equipment prices may continue to rise, medical, workers’ compensation, and litigation expenses are increasing more rapidly than general inflation, increased maintenance costs associated with our older fleet, and potentially higher fuel prices may not be fully offset by fuel surcharges. In the current economic and regulatory environments, it will be important to allocate equipment to more profitable shipments, use technology to generate efficiencies, continue to grow our Logistics segment, and effectively manage costs.  We believe we have the service center network, tractor fleet, comprehensive truckload and logistics services, management team and qualified personnel, technology, intense focus on cost control, and capital resources necessary to successfully overcome these challenges and capitalize on future opportunities.

We expect to utilize the flexibility of our model to react and adapt to market conditions.  We believe we can optimize our model and refine our execution in reaction to, or in anticipation of, transportation market dynamics, particularly the markets for truckload and logistics services that we offer.

The pending transaction with Swift will create a holding company structure that will create the industry’s largest full truckload company, enabling the Knight and Swift businesses to operate under common ownership and share best practices, while maintaining distinct brands and operations. The combined company will remain headquartered in Phoenix, Arizona, operating with approximately 23,000 tractors, 77,000 trailers, and 28,000 employees. The transaction, which is expected to close in the third quarter of 2017, is subject to customary conditions, including the approval of the shareholders of Knight and Swift.

Results of Operations

The following table sets forth the consolidated statements of income in dollars and as a percentage of total revenue and the percentage increase or decrease in the dollar amounts of those items compared to the prior year (dollars in thousands).

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		% Change	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016		% Change
	$	%	$	%	%	$	%	$	%	%
Trucking revenue	$194,049	71.0%	$203,930	73.9%	(4.8%)	$386,509	71.0%	$403,343	73.5%	(4.2%)
Trucking fuel surcharge revenue	26,221	9.6	22,459	8.1	16.8	52,423	9.6	40,964	7.5	28.0
Logistics revenue	52,973	19.4	49,929	18.0	6.1	105,493	19.4	104,099	19.0	1.3
Total revenue	273,243	100.0	276,318	100.0	(1.1)	544,425	100	548,406	100	(0.7)

Operating expenses:
Salaries, wages and benefits	79,944	29.3	84,440	30.6	(5.3)	162,454	29.8	168,043	30.6	(3.3)
Fuel	33,719	12.3	33,429	12.1	0.9	68,952	12.7	60,200	11.0	14.5
Operations and maintenance	20,596	7.5	19,094	6.9	7.9	41,249	7.6	37,104	6.8	11.2
Insurance and claims	8,294	3.0	8,257	3.0	0.4	16,865	3.1	17,080	3.1	(1.3)
Operating taxes and licenses	4,615	1.7	4,612	1.6	0.1	9,046	1.6	10,099	1.8	(10.4)
Communications	1,018	0.4	1,043	0.4	(2.4)	2,204	0.4	2,248	0.4	(2.0)
Depreciation and amortization	29,371	10.8	28,955	10.5	1.4	59,053	10.8	57,357	10.5	3.0
Purchased transportation(1)	58,299	21.3	53,918	19.5	8.1	116,924	21.5	111,703	20.4	4.7
Miscellaneous operating expenses	4,799	1.8	4,489	1.6	6.9	12,452	2.3	7,764	1.4	60.4
Merger-related costs	4,178	1.5	-	-	100	4,178	0.8	-	-	100
Total operating expenses	244,833	89.6	238,237	86.2	2.8	493,377	90.6	471,598	86.0	4.6
Operating income	28,410	10.4	38,081	13.8	(25.4)	51,048	9.4	76,808	14.0	(33.5)
Interest income	130	0.0	82	0.0	58.5	189	0.0	176	0.0	7.4
Interest expense	(54)	0.0	(258)	(0.1)	(79.1)	(136)	0.0	(559)	(0.1)	(75.7)
Other income	601	0.2	1,927	0.7	(68.8)	1,322	0.2	3,213	0.6	(58.9)
Total other income	677	0.2	1,751	0.6	(61.3)	1,375	0.2	2,830	0.5	(51.4)
Income before income taxes	29,087	10.6	39,832	14.4	(27.0)	52,423	9.6	79,638	14.5	(34.2)
Income taxes	10,828	3.9	14,618	5.3	(25.9)	19,058	3.5	30,955	5.7	(38.4)
Net income	$18,259	6.7%	$25,214	9.1%	(27.6%)	$33,365	6.1%	$48,683	8.8%	(31.5%)
Net income attributable to noncontrolling interest	(289)	(0.1)	(296)	(0.1)	(2.4)	(518)	(0.1)	(748)	(0.1)	(30.7)
Net income attributable to Knight Transportation	$17,970	6.6%	$24,918	9.0%	(27.9%)	$32,847	6.0%	$47,935	8.7%	(31.5%)

(1)
Purchased transportation expense is comprised of (a) payments to independent contractors, which is primarily attributed to our Trucking segment; (b) payments to third-party capacity providers, which is primarily attributed to our Logistics segment; and (c) payments relating to our logistics, freight management and non-trucking services.

A discussion of our results of operations for the three months and six months ended June 30, 2017, and June 30, 2016, is set forth below.

Comparison of Three Months and Six Months Ended June 30, 2017, to Three and Six Months Ended June 30, 2016.

Operating Revenue

Total revenue decreased 1.1% and 0.7% for the three months and six months ended June 30, 2017, respectively, or to $273.2 million from $276.3 million in the three-month period of 2016, and to $544.4 million from $548.4 million in the six-month period compared to the same period of 2016. Although the freight environment in early 2017 was less robust than the same period of 2016, we began to see signs of improvement in the second quarter of 2017 as we experienced more non-contract opportunities compared to the second quarter in 2016.

Trucking revenue decreased 4.8% to $194.0 million for the three months ended June 30, 2017, from $203.9 million for the same three months in 2016, and decreased 4.2% to $386.5 million for the six months ended June 30, 2017, from $403.3 million for the same six months in 2016. The decreases in Trucking revenue were attributable to decreases in tractor productivity, as measured by average revenue, before Trucking fuel surcharge, per tractor, which decreased 2.9% for the three months ended June 30, 2017, and 3.0% for the six months ended June 30, 2017, compared to the same periods in 2016. While average revenue per loaded mile improved 0.3% during the second quarter of 2017, compared to the second quarter of 2016, average miles per tractor decreased by 3.0% and non-paid empty mile percent increased by 20 basis points. Our average revenue per loaded mile decreased 1.0% in the six month period ended June 30, 2017, compared to the same period of 2016, and average miles per tractor decreased 2.0%, while our non-paid empty mile percent remained flat. We remain focused on developing our freight network and improving the productivity of our assets.

Trucking fuel surcharge increased 16.8% to $26.2 million in the second quarter of 2017, from $22.5 million in the same quarter of 2016, and increased 28.0% to $52.4 million in the six months ended June 30, 2017, from $41.0 million in the same six months of 2016.  Average fuel prices increased in the three months and six months ended June 30, 2017, by 11.1% and 17.2%, respectively, from the same periods of 2016. Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.

Logistics revenue increased 6.1% to $53.0 million in the second quarter of 2017, from $49.9 million in the same quarter of 2016, and increased 1.3% to $105.5 million in the six months ended June 30, 2017, from $104.1 million in the six months ended June 30, 2016. Logistics revenue increased due to improvements in our Brokerage business, which is the largest component of our Logistics segment. Brokerage revenue increased 12.1% in the second quarter of 2017, compared to the same quarter of 2016, as load volume increased 12.4%, while revenue per load was essentially flat. Brokerage revenue increased 13.2% in the six months ended June 30, 2017, compared to the same six months of 2016, due to increased load volume and revenue per load by 12.1% and 1.0%, respectively, as we experienced more non-contract opportunities.

Operating Expenses

Salaries, wages and benefits expense, as a percentage of total revenue, decreased to 29.3% for the three months ended June 30, 2017, and decreased to 29.8% for the six months ended June 30, 2017, compared to 30.6% for the three months and six months ended June 30, 2016. Costs associated with healthcare benefits provided to our employees and accruals for workers' compensation benefits are components of our salaries, wages and benefits in our consolidated statements of income. Excluding the effect of higher fuel surcharge revenue and lower Trucking revenue, salaries, wages and benefits expense, including driver wages, increased in the three months ended June 30, 2017, and remained relatively flat in the six months ended June 30, 2017, compared to the same periods of 2016. The increase in the three months ended June 30, 2017, from the same period of 2016, was primarily due to increases in driver payroll related expenses. Driver wages is the largest component of salaries, wages and benefits expense, and we believe the driver market will continue to remain challenging and that several ongoing market factors, including the CSA implementation of stricter regulations, has further reduced the pool of available drivers. Having a sufficient number of qualified driving associates continues to be a major concern, although we continue to seek ways to attract and retain qualified driving associates, including investing in technology and service centers that improve the experience of drivers. We expect driver pay to be inflationary as the market for qualified drivers continues to tighten.

Fuel expense, as a percentage of total revenue, increased to 12.3% for the three months ended June 30, 2017, from 12.1% in same period of 2016, and increased to 12.7% for the six months ended June 30, 2017, from 11.0% in the same period of 2016. The U.S. National Average Diesel Fuel Price increased by 11.1% and 17.2% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, respectively. Our fuel surcharge program helps to offset increases in fuel prices, but applies only to loaded miles and typically does not offset non-paid empty miles, idle time, and out of route miles driven.  Typical fuel surcharge programs involve a computation based on the change in national or regional fuel prices.  These programs may update as often as weekly, but typically require a specified minimum change in fuel cost to prompt a change in fuel surcharge revenue for our Trucking segment. Therefore, many of these programs have a time lag between when fuel costs change and when the change is reflected in fuel surcharge revenue for our Trucking segment.  Due to this time lag, our fuel expense, net of fuel surcharge, negatively impacts our operating income during periods of sharply rising fuel costs and positively impacts our operating income during periods of falling fuel costs. We continue to utilize our fuel efficiency initiatives such as trailer blades, idle-control, updating our fleet with more fuel-efficient engines and driver training programs that we believe contribute to controlling our fuel expense.

Operations and maintenance expense, as a percentage of total revenue, increased to 7.5% from 6.9% in the three months ended June 30, 2017, compared to the same period of 2016, and increased to 7.6% from 6.8% for the six months ended June 30, 2017, compared to the same period of 2016. Operations and maintenance expense consists of direct operating expense, equipment maintenance, and tire expense.  During the second quarter and first six months of 2017, our maintenance costs increased as a percentage of total revenue, before Trucking fuel surcharge, compared to the same quarter and six months of 2016. With rising equipment prices and a soft used equipment market, we extended our tractor trade cycle beginning in the third quarter of 2016. Accordingly, equipment maintenance expense increased during the second quarter and first six months of 2017, as compared to the second quarter and first six months of 2016, as we are maintaining our tractors for an extended period. Direct operating expenses including road expense, operating supplies, and driver development and recruiting costs also increased in the second quarter and first six months of 2017. We expect the driver market to remain competitive in 2017, which could increase future driver development and recruiting costs and negatively affect our operations and maintenance expense. We expect to begin refreshing our fleet in the second half of 2017, and anticipate that maintenance costs will gradually decrease as we reduce the average age of our fleet.

Insurance and claims expense, as a percentage of total revenue, remained flat at 3.0% in the three months ended June 30, 2017 and 2016, and remained flat at 3.1% in the six months ended June 30, 2017 and 2016. Insurance and claims expense, as a percentage of total revenue, before fuel surcharge, increased in the 2017 periods compared to the 2016 periods, primarily due to the decreases in Trucking revenue in both periods of 2017 compared to the same periods of 2016, combined with slightly higher premium costs. Insurance and claims expense consists of premiums for liability, physical damage, and cargo, and will vary based upon the frequency and severity of claims, as well as our level of self-insurance, and premium expense. Insurance carriers have raised premiums for many businesses, including transportation companies, and as a result, our insurance and claims expense could increase in the future, or we could raise our self-insured retention when our policies are renewed or replaced.

Operating taxes and license expense, as a percentage of total revenue, increased slightly to 1.7% for the three months ended June 30, 2017, from 1.6% for the three months ended June 30, 2016, and decreased to 1.6% for the six months ended June 30, 2017, from 1.8% for the same six months of 2016. This expense line is impacted by changes in various fuel tax rates and registration fees associated with our tractor fleet and regional operating facilities.

Communications expense, as a percentage of total revenue, remained flat at 0.4% in the three months and six months ended June 30, 2017, and for the same periods of 2016.  Communications expense is comprised of costs associated with our tractor and trailer tracking systems, information technology systems, and phone systems.

Depreciation and amortization expense, as a percentage of total revenue, increased to 10.8% in the three months and six months ended June 30, 2017, from 10.5% in the three months and six months ended June 30, 2016. This fixed cost as a percentage of total revenue was higher for both the three months and six months ended June 30, 2017, due to the decrease in revenue, before fuel surcharge, driven by the factors described above. Depreciation and amortization expense for our Trucking segment as a percentage of Trucking revenue, before Trucking fuel surcharge, increased to 14.4% for the three months ended June 30, 2017, and to 14.6% for the six months ended June 30, 2017, from 13.7% for the same three months and six months of 2016. Factors contributing to these increases were a 2.9% and 3.0% decrease in our average revenue per tractor in the three month and six month periods of 2017 from the same periods in 2016, rising new equipment prices, and an increase in our tractor to trailer ratio, partially offset by an older fleet. Depreciation in our Logistics segment also increased as a percentage of logistics revenue primarily due to an increase in equipment leased to third parties. Absent offsetting improvements in average revenue per tractor or growth in our Logistics operations, our expense as a percentage of revenue in this category could increase in the future. Our extended expected trade cycle for our tractors has reduced capital expenditures depreciation and amortization costs. In implementing the extended trade cycle, we have been proactive in managing our preventative maintenance program with a goal of partially mitigating the additional maintenance cost commonly associated with a slightly older fleet. We expect to begin refreshing our fleet in the second half of 2017, and anticipate that depreciation and amortization costs will increase in future quarters.

Purchased transportation expense, as a percentage of total revenue, increased to 21.3% for the three months ended June 30, 2017, from 19.5% for the same three months in 2016, and increased to 21.5% for the six months ended June 30, 2017, from 20.4% for the same six months in 2016. Purchased transportation expense is comprised of (i) payments to independent contractors for our Dry Van, Refrigerated, and Drayage operations in our Trucking segment; (ii) payments to third-party capacity providers for our Brokerage operations and to railroads for our Intermodal operations; and (iii) payments relating to logistics, freight management and non-Trucking services in our Logistics segment.  Purchased transportation expense expressed as a percentage of total revenue, before fuel surcharge, increased to 23.6%, and 23.8% in the three and six months ended June 30, 2017, respectively, from 21.3%, and 22.0%, in the same periods of 2016, respectively. Purchased transportation expense for independent contractors in our Trucking segment increased in both the three months and six months ended June 30, 2017, compared to the same periods of 2016, as the proportion of our tractor fleet comprised of independent contractors increased in the three month and six month periods of 2017.  Purchased transportation expense in our Logistics segment remained flat in both the three month and six month periods of 2017 and 2016. Purchased transportation expense generally takes into account changes in diesel fuel prices, resulting in lower payments during periods of declining fuel prices, and higher payments when fuel prices are rising. We expect purchased transportation will increase as a percentage of total revenue if we are successful in continuing to grow our Logistics segment, which increase could be partially offset if independent contractors exit the market with upcoming regulatory changes or further increased if we need to pay independent contractors more to stay with us in light of such regulatory changes.

Miscellaneous operating expenses, as a percentage of total revenue, increased to 1.8% for the three months ended June 30, 2017, from 1.6% for the same three months during 2016, and increased to 2.3% for the six months ended June 30, 2017, from 1.4% for the same six months in 2016. These increases were primarily due to lower gains from the sale of used equipment that offset miscellaneous operating expenses. Gains from the sale of used equipment decreased to $0.8 million for the three months ended June 30, 2017, from $2.7 million for the same three months in 2016, and decreased to $1.6 million for the six months ended June 30, 2017, from $5.8 million for the same six months in 2016. We believe the used equipment market will continue to help offset other miscellaneous operating expenses, but not to the extent we experienced in prior years, as the used equipment market softened beginning in the third quarter of 2015 and we expect a similar environment through the remainder of 2017.

Merger-related costs were recorded on a separate line item on the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2017. Merger-related costs, as a percentage of total revenue, increased to 1.5% and 0.8% in the three months and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, we recorded approximately $4.2 million ($2.6 million after-tax) of direct and incremental costs associated with the merger transaction with Swift. These costs were primarily incurred for legal and professional fees associated with the transaction.

As a result of the above factors, our GAAP operating ratio (operating expenses expressed as a percentage of total revenue) increased to 89.6% for the second quarter of 2017 compared to 86.2% for the second quarter of 2016, and increased to 90.6% for the six months ended June 30, 2017, compared to 86.0% for the same six months in 2016.  Our non-GAAP operating ratio based upon total operating expenses, net of fuel surcharge, as a percentage of total revenue, before fuel surcharge, was 88.5% for the second quarter of 2017, compared to 85.0% for the same quarter of 2016, and 89.6% for the six months ended June 30, 2017, compared to 84.9% for the same six months in 2016.  Please see the reconciliation table above for a reconciliation of GAAP operating ratio to non-GAAP operating ratio. Excluding the $4.2 million infrequent expense related to the merger transaction with Swift, our non-GAAP consolidated operating ratio was 86.8% and 88.8% for the three months and six months ended June 30, 2017, respectively.

Net interest expense decreased by 0.1% as a percentage of total revenue in both the three months and six months ended June 30, 2017, compared to the same periods in 2016. Our maximum borrowing limit under our revolving credit facility remains at $300.0 million, but we paid our outstanding borrowings in full during the first quarter of 2017, from $18.0 million at December 31, 2016.

As a percentage of total revenue, other income decreased to 0.2% for the three months and six months ended June 30, 2017, from 0.7% for the three months ended June 30, 2016, and from 0.6% for the six months ended June 30, 2016. Other income is comprised of income from investment activity, primarily from realized gains on sale of available-for-sale securities, which were disposed of in full as at September 30, 2016.

We provide for income taxes at the statutory federal and state rates, adjusted for certain permanent differences between financial statement income and income for tax reporting.  Our effective tax rate was 37.6% for the three months ended June 30, 2017, and 37.0% for the same three months in 2016, while our effective tax rate was 36.7% for the six months ended June 30, 2017, and 39.2% for the same six months in 2016. We adopted ASU 2016-09 in the fourth quarter of 2016, and the results for the three months and six months ended June 30, 2016 are presented as if we adopted the guidance as of the beginning of 2016. The adoption requires the excess tax benefit arising from stock awards vesting or settling to be recorded as a reduction to income tax expense in the condensed consolidated statements of income instead of additional paid in capital on the condensed consolidated balance sheets. Each of the three and six month periods ended June 30, 2017 and 2016 reflect this change, although the excess tax benefit recorded in the six months ended June 30, 2017 was greater than in the six months ended June 30, 2016, as more stock awards vested and settled at a higher price during the 2017 period.

Due to the net result of the preceding financial results, our net income attributable to Knight Transportation decreased 27.9% for the three months ended June 30, 2017, and decreased 31.5% for the six months ended June 30, 2017, compared to the same periods of 2016.

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, significant investments.  In our Trucking business, where investments are substantial, the primary investments are in new tractors and trailers, and to a lesser extent, in technology, service centers, and working capital.  In our Logistics business, where investments are modest, the primary investments are in technology and working capital.  Our primary sources of liquidity have been funds provided by operations and borrowings under our line of credit.  We expect that, following the transaction with Swift, the combined company, Knight-Swift, will carry substantially more debt than we have carried historically, and Knight-Swift will have significantly higher interest expense and exposure to interest rate fluctuations.

Net cash provided by operating activities was $117.7 million for the six months ended June 30, 2017, compared to $135.6 million provided during the same period of 2016.  The decrease for 2017 is primarily due to the decrease in net income in the six months ended June 30, 2017, compared to the same period of 2016.

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2017, compared to net cash used of $40.6 million for the same period of 2016. Capital expenditures for the purchase of revenue equipment, net of equipment sales and trade-ins, office equipment, and land and leasehold improvements, net of equipment sales, was $22.6 million for the six months ended June 30, 2017, and $35.4 million for the same period of 2016. Proceeds from the sales of available-for-sale securities was $5.2 million in the six months ended June 30, 2016; no comparable proceeds were received in the same period of 2017.  Net proceeds from TRP portfolio investments were $8.1 million in the six months ended June 30, 2017, while net contributions to TRP portfolio investments were $10.6 million in the same period of 2016. Excluding acquisitions, we currently anticipate capital expenditures, net of trade-ins, of approximately $60.0 million to $80.0 million for the remainder of 2017.  We expect to use our capital expenditure estimate primarily to acquire new revenue equipment for replacement purposes and not fleet growth.

Net cash used in financing activities was $23.8 million for the six months ended June 30, 2017, compared to $94.1 million for the same period of 2016.  Net cash payments towards line of credit borrowings were $18.0 million for the six months ended June 30, 2017, compared to $52.0 million in the same period of 2016. We made no repurchases of our common stock in the first six months of 2017, while we repurchased 1.5 million shares for $36.6 million in the same period of 2016. Proceeds from exercises of stock options were $6.3 million in the six months ended June 30, 2017, compared to $6.7 million in the same period of 2016. We also paid $9.9 million and $4.8 million for dividends in the six months ended June 30, 2017 and 2016, respectively.  We currently expect to continue to pay quarterly cash dividends in the future. Future payment of cash dividends, and the amount of any such dividends, will depend upon our financial condition, results of operations, cash requirements, tax treatment, and certain corporate law requirements, as well as other factors deemed relevant by our Board of Directors.

We currently maintain a line of credit that permits revolving borrowings and letters of credit up to an aggregate of $300.0 million and matures on August 1, 2019.  During the first six months of 2017, we paid down in full the aggregate amount outstanding under our line of credit from $18.0 million as of December 31, 2016. Any borrowings under the line of credit are classified as a long-term liability in the accompanying condensed consolidated balance sheets.  We also utilized a portion of our line of credit for letters of credit, which are issued to various regulatory authorities and insurance carriers in connection with our self-insurance programs.  The issued but unused letters of credit totaled $34.8 million as of June 30, 2017, and $31.3 million as of December 31, 2016.  With the outstanding letters of credit, we had $265.2 million available at June 30, 2017, for future borrowing under our existing line of credit, compared to $250.7 million as of December 31, 2016.  Under our current line of credit agreement, we are obligated to comply with certain financial and other covenants and were in compliance with those covenants as of June 30, 2017, and December 31, 2016.

As of June 30, 2017, our cash and cash equivalents totaled approximately $88.7 million compared to $8.0 million as of December 31, 2016.  During the next twelve months and beyond, we believe that we will be able to finance our short-term needs for working capital and acquisitions of revenue equipment with cash, cash flows from operations, and financing available under our existing line of credit.  We expect to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, our financial condition and results of operations, and several other factors over which we have limited control.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of available financing, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Off-Balance Sheet Transactions

Our liquidity is not materially affected by off-balance sheet transactions.  Like many other transportation companies, we have periodically utilized operating leases to finance a portion of our revenue equipment requirements and terminal facilities requirements. We lease revenue equipment under non-cancellable operating leases, and we lease some of our service centers and temporary trailer storage under non-cancellable operating leases.  Operating lease expense for such equipment, facilities and trailer storage is reflected in the "Miscellaneous operating expenses" line in the accompanying condensed consolidated statements of income, and totaled $1.2 million for the three months ended June 30, 2017 and 2016, and $2.6 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.  Our critical accounting policies are those that affect, or could affect, our financial statements materially and involve a significant level of judgment by management. The accounting policies we deem most critical to us include revenue recognition, which we recognize when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met upon delivery. Furthermore, in accordance with ASC 605-45, Revenue Recognition – Principal Agent Consideration, we account for revenue from our Trucking operations, our Logistics operations, and revenue on freight transported by independent contractors within our Trucking operations on a gross basis. We are the primary obligor in these arrangements, we have the ability to establish prices, we have discretion in selecting the independent contractor or other third party that will perform the service, we have the risk of loss in the event of cargo claims, and we bear the credit risk associated with customer payments.  Accordingly, all such revenue billed to customers is classified as operating revenue and all corresponding payments to carriers for transportation services we arrange in connection with Brokerage and Intermodal activities, and to independent contractor providers of revenue equipment, are classified as purchased transportation expense in the accompanying condensed consolidated statements of income. Other accounting policies deemed critical include allowance for doubtful accounts, depreciation, claims accrual, accounting for income taxes, and share based payments. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017, compared to those disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2016 Annual Report on Form 10-K.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2017, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We base our internal control over financial reporting on the criteria set forth in the 2013 COSO Internal Control: Integrated Framework.

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

Item 1A.          Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. In addition, in July 2017, the House Transportation Committee approved a bill that could have the effect of delaying or repealing the implementation of the rule requiring all carriers to use ELDs, and could materially affect our business and results of operations if capacity exits the market later than expected or does not tighten as anticipated. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1-30, 2017
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
May 1-31, 2017
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
June 1-30, 2017
Common Stock Repurchase Program (1)	-	-	-	4,247,001
Other Transactions (2)	-	-	-	-
Total	-	-	-	4,247,001

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

Item 3.          Defaults Upon Senior Securities

Not Applicable

Item 4.          Mine Safety Disclosures

Not Applicable

Item 5.          Other Information

Not Applicable

Item 6.          Exhibits

Exhibit No.		Description
Exhibit 2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(2.1)
Agreement and Plan of Merger, dated as of April 9, 2017, by and among Swift Transportation Company, Bishop Merger Sub, Inc., and Knight Transportation, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2017.)

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
(10.1)
Support Agreement, dated as of April 9, 2017, by and among Knight Transportation, Inc., Jerry Moyes, Vickie Moyes, Jerry and Vicky Moyes Family Trust Dated 12/11/87, Michael Moyes and LynDee Moyes Nester. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2017.)

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

KNIGHT TRANSPORTATION, INC.

Date: August 7, 2017	By:	/s/ David A. Jackson
David A. Jackson
Chief Executive Officer and President, in his capacity as such and on behalf of the registrant

Date: August 7, 2017	By:	/s/ Adam W. Miller
Adam W. Miller
Chief Financial Officer, in his capacity as such and on behalf of the registrant